Form 10-Q
period 2005-06-30
Rockwood Holdings, Inc.
filed 2005-09-23
CIK 1315695

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32609

Rockwood Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2277366 (I.R.S. Employer Identification No.)

100 Overlook Center, Princeton, New Jersey 08540
(Address of principal executive offices) (Zip Code)

(609)-514-0300
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐    Yes        ☒    No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes        ☒    No

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes        ☒    No

        As of September 15, 2005, there were 73,778,926 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions except per share amounts; shares in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$817.4	$266.9	$1,587.1	$494.3
COST OF PRODUCTS SOLD	554.4	188.3	1,098.5	353.3

GROSS PROFIT	263.0	78.6	488.6	141.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	157.5	36.0	307.7	71.1
RESTRUCTURING CHARGE, net	2.9	—	5.8	—

OPERATING INCOME	102.6	42.6	175.1	69.9

OTHER INCOME (EXPENSES)
Interest, net	(64.9)	(21.1)	(122.2)	(46.2)
Foreign exchange gain (loss), net	66.8	(3.6)	114.0	8.6
Other, net	—	(4.0)	—	(4.0)

Net	1.9	(28.7)	(8.2)	(41.6)
INCOME BEFORE TAXES AND MINORITY INTEREST	104.5	13.9	166.9	28.3
INCOME TAX PROVISION	16.8	9.4	41.7	14.9

NET INCOME BEFORE MINORITY INTEREST	87.7	4.5	125.2	13.4
MINORITY INTEREST	0.9	—	1.7	—

NET INCOME	$88.6	$4.5	$126.9	$13.4

Per share data:
BASIC EARNINGS PER COMMON SHARE	$1.74	$0.17	$2.48	$0.55

DILUTED EARNINGS PER COMMON SHARE	$1.68	$0.17	$2.41	$0.55

Weighted average number of basic shares outstanding	50,310	20,740	50,310	20,740

Weighted average number of diluted shares outstanding	52,732	20,740	52,657	20,740

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; shares in thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81.7	$111.3
Accounts receivable, net	491.7	500.9
Inventories	462.4	476.9
Deferred income taxes	38.7	32.5
Prepaid expenses and other current assets	61.1	112.0

Total current assets	1,135.6	1,233.6
PROPERTY, PLANT AND EQUIPMENT, net	1,440.6	1,566.8
GOODWILL	1,650.5	1,805.9
OTHER INTANGIBLE ASSETS, net	570.7	660.1
DEFERRED DEBT ISSUANCE COSTS, net	74.9	86.0
OTHER ASSETS	59.9	47.1

TOTAL ASSETS	$4,932.2	$5,399.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$290.1	$326.1
Income taxes payable	19.9	19.4
Accrued compensation	80.2	84.5
Accrued expenses and other current liabilities	218.2	263.4
Long-term debt, current portion	65.1	47.2

Total current liabilities	673.5	740.6
LONG-TERM DEBT	3,157.6	3,333.4
PENSION AND RELATED LIABILITIES	341.6	375.0
DEFERRED INCOME TAXES	61.5	41.8
OTHER LIABILITIES	137.1	219.2

Total liabilities	4,371.3	4,710.0
MINORITY INTEREST	26.2	31.2
REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.01 par value, $33.2 and $30.9 aggregate liquidation preference, respectively; 50 shares authorized; 25 shares issued and outstanding)	36.6	34.3
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value, 75,296 shares authorized; 50,404 shares issued and 50,310 shares outstanding)	0.5	0.5
Paid-in capital	716.3	718.6
Accumulated other comprehensive income	119.9	370.4
Accumulated deficit	(336.5)	(463.4)
Treasury stock, at cost	(1.4)	(1.4)
Other	(0.7)	(0.7)

Total stockholders' equity	498.1	624.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,932.2	$5,399.5

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126.9	$13.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.2	28.2
Deferred financing costs amortization	5.6	1.8
Foreign exchange gain	(114.0)	(8.6)
Non-cash interest expense on pay-in-kind loans	17.4	16.2
Fair value adjustment of derivatives	(6.2)	(8.6)
Bad debt provision	0.8	0.9
Deferred income taxes	21.0	7.6
Minority interest	(1.7)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(28.8)	(23.6)
Inventories	(24.3)	(0.2)
Prepaid expenses and other assets	(13.3)	(0.4)
Accounts payable	29.4	11.7
Income taxes payable	3.1	1.8
Accrued expenses and other liabilities	(58.2)	4.5

Net cash provided by operating activities	62.9	44.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(76.8)	(13.3)
Proceeds on sale of property, plant and equipment	0.2	—

Net cash used in investing activities	(76.6)	(13.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured revolving credit facility	302.0	—
Repayment of senior secured revolving credit facility	(302.0)	—
Payments on long-term debt	(15.6)	(4.5)
Other	—	0.7

Net cash used in financing activities	(15.6)	(3.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.3)	(1.3)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29.6)	26.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111.3	41.9

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81.7	$68.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$97.9	$36.3
Income taxes paid, net of refunds	$18.1	$5.5
NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital leases	$4.8	$—

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Business Description, Background—Rockwood Holdings, Inc. and Subsidiaries ("Rockwood", the "Company" or "Holdings") is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

        The Company is controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and DLJ Merchant Banking Partners III, L.P. ("DLJMB"), and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc ("Laporte") on November 20, 2000.

        On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag and Mg North America Holdings, Inc. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. See Note 2, "Acquisitions," for a more complete description of the Dynamit Nobel Acquisition.

        On August 22, 2005, the Company completed an initial public offering of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriter's exercise of the over-allotment option. See Note 13, "Subsequent Event," for further details.

        Basis of Presentation—The accompanying condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

        The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America ("US GAAP"), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Registration Statement on Form S-1 (Amendment No. 6) dated August 8, 2005. In the opinion of management, this information contains all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the periods presented.

        The results of operations and cash flows of the businesses acquired in the Dynamit Nobel Acquisition, the Groupe Novasep combination and the pigments and dispersions business of Johnson Matthey Plc. are included in the condensed consolidated financial statements for the three and six-month periods ended June 30, 2005. Such results are not included in the three and six-month periods ended June 30, 2004. The financial position of these operations is included in the condensed consolidated balance sheets at June 30, 2005 and December 31, 2004.

        The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

        Effective July 18, 2005, the Company's Board of Directors authorized a 34.22553019-for-one stock split of its common stock (see Note 13, "Subsequent Event," for further details).

        Nature of Operations/ Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramics cutting tools and a range of other ceramic components, and (7) Groupe Novasep (formerly known as Custom Synthesis), which includes hazardous chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker (the Company's Chief Executive Officer). See Note 3, "Segment Information," for further segment reporting information.

        Use of Estimates—The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectibility of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, impairment of goodwill as well as property, plant and equipment and other intangible assets, and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates.

        Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated. See Note 2, "Acquisitions."

        Risks Associated with International Operations and Currency Risk—The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other governmental policies with potentially adverse effects. A majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars. Changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness is denominated in euros.

        Related party transactions—Rockwood has engaged in transactions with certain related parties including KKR, DLJMB and affiliates of each.

        Through the date of the Dynamit Nobel Acquisition, KKR provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. Since the date of the Dynamit Nobel Acquisition, KKR and DLJ Merchant Banking III, L.P. and its affiliates ("DLJMB") have provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the initial public offering of the common stock of Rockwood, the affiliates of KKR and DLJMB have terminated the management services agreement effective upon the closing of such offering for an aggregate consideration of $10.0 million.

        Further, the 12% senior discount notes, issued by our indirect subsidiary, Rockwood Specialties International, Inc., were held by affiliates of KKR and total $87.8 million as of June 30, 2005 and $82.8 million at December 31, 2004. Interest on the senior discount notes was $2.5 million and

$2.3 million for the three months ended June 30, 2005 and 2004, respectively, and $5.0 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. As a result of the completion of the initial public offering of its common stock in August 2005, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest). See Note 13, "Subsequent Event" for further details.

        Revenue Recognition—The Company recognizes revenue when the earnings process is complete, except for approximately 2% of consolidated revenues derived from long-term contracts accounted for under the percentage of completion method within the Groupe Novasep segment. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Revenue under service agreements is realized when the service is performed.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency), are included in determining net income for the period in which exchange rates change except for the related gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future which are reported and accumulated in the same manner as translation adjustments.

        Accretion on Senior Discount Notes—The Company's senior discount notes accrete principal value for a portion of their term. The Company records such accretion as interest expense for financial reporting purposes. As a result of the completion of the initial public offering of its common stock in August 2005, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest). See Note 13, "Subsequent Event" for further details.

        Derivatives—The Company accounts for derivatives based on Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See "Comprehensive Income" section of Note 1 for the impact of the Company's net investment hedge. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

        Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Other postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

        Income Taxes—Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested or could be distributed to the parent company in a tax free manner.

        Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryforward period available under the tax law. The Company's policy is to consider the following sources of taxable income which may be available under the tax law to realize a tax benefit for deductible temporary differences and carry forwards:

  •
  Future reversals of existing taxable temporary differences

  •
  Future taxable income exclusive of reversing temporary differences and carry forwards

  •
  Taxable income in prior carry back year(s) if carryback is permitted under the tax law

  •
  Tax planning strategies that would, if necessary, be implemented to:

  (1)
  Accelerate taxable amounts to utilize expiring carryforwards

  (2)
  Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss

  (3)
  Switch from tax-exempt to taxable investments.

        Evidence available about each of those possible sources of taxable income will vary between tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, the Company's policy is that other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that may be required to be recognized for deferred tax assets.

        For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture), the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary.

        The Company will also consider the following positive evidence in the above scenarios, if present:

  •
  Existing contracts or firm sales backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

  •
  An excess of appreciated asset value over the tax basis of the entity's net assets in an amount sufficient to realize the deferred tax asset.

        Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholders' equity in the balance sheets. Also included is the net investment hedge discussed below. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt.

        Comprehensive income is summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions)
Net income	$88.6	$4.5	$126.9	$13.4
Foreign currency translation	(79.4)	(5.2)	(119.9)	(9.3)
Net investment hedge, net of tax	25.0	—	31.2	—
Intercompany foreign currency transactions	(96.7)	—	(161.8)	—

Total comprehensive (loss) income	$(62.5)	$(0.7)	$(123.6)	$4.1

        In November 2004, the Company's indirect subsidiary Rockwood Specialties Group Inc., completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 ("2014 Notes"). In connection with the 2014 Notes, Rockwood entered into cross-currency interest rate swaps with a five-year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. Rockwood has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of June 30, 2005. Rockwood does not expect any of the loss on the net investment hedge residing in other comprehensive income at June 30, 2005 to be reclassified into earnings during the subsequent 12 months.

        Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood's policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood could share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

        Recent Accounting Pronouncements—The Company plans to implement the financial accounting standards listed below on January 1, 2006. The Company is still in the process of evaluating SFAS 123R as to its potential impact, if any, but does not otherwise expect any significant impact on its financial position, results of operations, or cash flows from the implementation of these standards.

SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 154	Accounting Changes and Error Corrections
SFAS 123R	Share Based Payment

        SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that such items be recognized as current-period charges. This statement eliminates a narrow difference between the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards to improve the comparability of cross-border financial reporting.

        SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

        SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a "restatement". This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

        SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB 25. The Company will apply SFAS 123R on a modified prospective basis.

        FASB Interpretation ("FIN") 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 will be effective December 31, 2005 for the Company. The adoption of FIN 47 is not expected to have a material impact on the Company.

        In May 2004, the FASB issued FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, clarifying the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. FSP 106-2 was effective July 1, 2004. The adoption of FSP 106-2 did not have a material impact on the Company.

        Redeemable Convertible Preferred Stock—During 2003, the Company issued redeemable convertible preferred stock to an affiliate of KKR who controls a majority of directors of the Company. See Note 9, "Redeemable Convertible Preferred Stock." As a result of the completion of the initial public offering of its common stock in August 2005, the Company used $38.5 million of the proceeds to redeem all outstanding shares of the redeemable convertible preferred stock. See Note 13, "Subsequent Event," for further details.

        Stock-Based Compensation—At June 30, 2005, the Company had in place the Amended and Restated 2003 Stock Purchase and Option Plan as amended (now known as the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc., the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation related to this Plan is reflected in net income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The table below illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero as there was no public market for the underlying stock during the periods presented. Dividend yield is also assumed to be zero. The Company uses the appropriate treasury rates in calculating the risk free rates for options granted.

        Had compensation cost for the Company's stock option plans been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the Company's net earnings and earnings per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Net income, as reported	$88.6	$4.5	$126.9	$13.4
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)	(0.4)	(0.2)

Pro forma net income	88.4	4.4	126.5	13.2
Redeemable convertible preferred stock dividends	(1.2)	(1.0)	(2.3)	(2.0)

Pro forma net income available to shareholders	$87.2	$3.4	$124.2	$11.2

Earnings per common share, as reported
Basic	$1.74	$0.17	$2.48	$0.55

Diluted	$1.68	$0.17	$2.41	$0.55

Pro forma earnings per common share
Basic	$1.73	$0.16	$2.47	$0.54

Diluted	$1.68	$0.16	$2.40	$0.54

2.     ACQUISITIONS:

Dynamit Nobel

        On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies as for the businesses acquired. On July 6, 2005, the Company paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis, which is now known as Groupe Novasep. Through this acquisition, the Company believes it has created a portfolio of distinct specialty chemicals and advanced performance materials businesses, with diversified geographic and end-use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations. The Company believes the allocation of the purchase price to the identifiable assets acquired is complete.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $944.8 million at June 30, 2005. This represents a $32.3 million increase to goodwill from the initial allocation of the purchase price contained in the Company's September 30, 2004 balance sheet and was primarily due to: a) refinement and reallocation of identifiable asset valuation estimates by the independent appraiser; b) the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004; c) the additional cash purchase price consideration of €13.5 million ($16.3 million using July 31, 2004 exchange rate) that represented post-closing adjustments; and d) changes in liabilities for pension, restructuring program and other liabilities.

Groupe Novasep Combination

        In December 2004, in connection with the combination of the three business lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) with Groupe Novasep SAS, one of Rockwood's subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owns approximately 79% of the new Groupe Novasep. Management of Groupe Novasep owns the remaining 21%. The Company used cash on hand to finance this transaction.

        This combination is accounted for using the purchase method of accounting. The Company has not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. The Company expects to complete its research and fair value estimates on remaining purchase price components by the third quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected.

Johnson Matthey Pigments and Dispersions Business

        On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses), subject to post-closing adjustments. The acquisition expands the Company's global color pigments and services' business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction.

        This acquisition was accounted for using the purchase method of accounting. The Company will complete its research and fair value estimates during the third quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected.

3.     SEGMENT INFORMATION:

        Items that cannot be readily attributed to individual segments have been classified as "corporate." Major Corporate components within the reconciliation of net income (loss) to Adjusted EBITDA (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax benefit resulting from corporate losses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing and deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company's operating segments.

        Summarized financial information for each of the reportable segments is provided in the following table:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
	(millions)
Three months ended June 30, 2005
Net Sales	$190.1	$62.1	$44.9	$219.7	$109.2	$96.4	$95.0	$—	$817.4
Adjusted EBITDA	47.2	7.4	7.0	49.4	22.1	24.1	12.8	(9.5)	160.5
Three months ended June 30, 2004
Net Sales	$173.2	$52.5	$41.2	$—	$—	$—	$—	$—	$266.9
Adjusted EBITDA	46.6	8.2	7.4	—	—	—	—	(4.1)	58.1
Six months ended June 30, 2005
Net Sales	$349.6	$120.2	$87.7	$439.7	$213.7	$188.3	$187.9	$—	$1,587.1
Adjusted EBITDA	81.4	14.7	12.8	92.4	43.0	45.5	23.0	(19.1)	293.7
Six months ended June 30, 2004
Net Sales	$312.3	$100.4	$81.6	$—	$—	$—	$—	$—	$494.3
Adjusted EBITDA	78.7	15.0	14.0	—	—	—	—	(8.5)	99.2
	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate(1)	Eliminations(2)	Consolidated
Identifiable assets as of:
June 30, 2005	$972.2	$231.9	$320.8	$1,502.4	$646.0	$678.8	$491.6	$221.5	$(127.0)	$4,932.2
December 31, 2004	$1,014.1	$228.6	$332.7	$1,632.6	$707.4	$750.6	$656.8	$166.6	$(89.9)	$5,399.5

(1)
This includes $53.5 million and $65.2 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at June 30, 2005 and December 31, 2004, respectively.

(2)
Amounts contained in the "Eliminations" column represent the individual subsidiaries' retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate segments identifiable assets.

        The summary of segment information above includes "Adjusted EBITDA," a financial measure used by the chief decision maker, who is the Company's Chief Executive Officer, to evaluate the operating performance of each segment.

Components of Adjusted EBITDA

        The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition, resulted in a number of charges that have affected Rockwood's historical results. These charges, along with certain other items, are added to or subtracted from net loss to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

  •
  Restructuring and Related Charges. Restructuring charges were recorded during the three and six months ended June 30, 2005, for miscellaneous restructuring activities.

  •
  CCA Litigation Defense Costs. Such costs were incurred in connection with litigation defense costs related to the Company's timber treatment chemicals business line, and specifically its wood protection products based on chromated copper arsenate, or CCA.

  •
  Systems/Organization Establishment Expenses. For the three and six months ended June 30, 2005, these expenses related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the "corporate" column when Rockwood's results are presented on a segment basis.

  •
  Cancelled Acquisition and Disposal Costs. Such costs were incurred in connection with non-consummated acquisitions and dispositions.

  •
  Inventory write-up reversal. Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the Groupe Novasep combination, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $0.3 million and $3.1 million for the three and six months ended June 30, 2005, respectively, as the inventory was sold in the normal course of business.

  •
  Foreign exchange gain (loss). The Company records foreign exchange gains or losses primarily related to its long-term debt less cash. These amounts reflect the non-cash translation impact on euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods.

  •
  Stamp duty tax. In June 2004, the Company paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

        On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement. The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company's business segments and reporting units.

        The Company uses Adjusted EBITDA on a segment and consolidated basis to assess its operating performance. In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based bonuses under its short-term incentive plan and the determination of whether certain performance-based stock options vest.

        Rockwood believes this financial measure on a consolidated basis is helpful in highlighting trends in its overall business because Adjusted EBITDA excludes those items that have little or no bearing on day-to-day operating performance.

        Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses net income (loss) as the most comparable

GAAP measure. The following table, which sets forth the applicable component of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a GAAP basis:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
	(millions)
Three months ended June 30, 2005
Net income (loss)	$21.4	$3.3	$1.2	$28.5	$1.7	$4.7	$(3.3)	$31.1	$88.6
Income tax provision (benefit)	8.5	2.6	(0.5)	(1.5)	3.1	3.3	3.8	(2.5)	16.8
Interest, net	7.1	—	1.2	9.7	7.8	8.7	3.3	27.1	64.9	(1)
Depreciation and amortization	8.2	1.5	3.2	12.3	9.5	7.3	9.1	0.9	52.0
Restructuring and related charges	0.8	—	2.0	0.6	—	—	—	—	3.4	(2)
CCA litigation defense costs	1.0	—	—	—	—	—	—	0.1	1.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	0.7	0.7
Cancelled acquisition and disposal costs	0.2	—	—	—	—	—	—	0.2	0.4
Inventory write-up reversal	—	—	—	—	—	—	0.3	—	0.3
Foreign exchange (gain) loss	0.1	—	(0.1)	(0.3)	—	0.1	0.3	(66.9)	(66.8)
Minority interest	—	—	—	—	—	—	(0.9)	—	(0.9)
Other	(0.1)	—	—	0.1	—	—	0.2	(0.2)	—

Total Adjusted EBITDA	$47.2	$7.4	$7.0	$49.4	$22.1	$24.1	$12.8	$(9.5)	$160.5

Three months ended June 30, 2004
Net income (loss)	$21.5	$4.6	$0.9	$—	$—	$—	$—	$(22.5)	$4.5
Income tax provision (benefit)	11.0	2.3	—	—	—	—	—	(3.9)	9.4
Interest, net	7.0	(0.1)	1.3	—	—	—	—	12.9	21.1	(1)
Depreciation and amortization	7.0	1.4	5.3	—	—	—	—	0.7	14.4
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Foreign exchange (gain) loss	0.1	—	(0.1)	—	—	—	—	3.6	3.6
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0

Total Adjusted EBITDA	$46.6	$8.2	$7.4	$—	$—	$—	$—	$(4.1)	$58.1

Six months ended June 30, 2005
Net income (loss)	$32.2	$8.6	$1.8	$35.4	$3.6	$7.5	$(6.4)	$44.2	$126.9
Income tax provision (benefit)	14.9	3.3	(0.3)	8.6	4.4	5.0	1.9	3.9	41.7
Interest, net	13.7	(0.1)	2.5	21.8	16.3	18.1	7.8	42.1	122.2	(1)
Depreciation and amortization	16.7	2.9	8.3	24.0	18.7	14.8	18.0	1.8	105.2
Restructuring and related charges	3.2	—	2.0	1.1	—	—	—	—	6.3	(2)
CCA litigation defense costs	1.3	—	—	—	—	—	—	0.2	1.5
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.9	1.9
Cancelled acquisition and disposal costs	0.2	—	—	—	—	—	—	0.4	0.6
Inventory write-up reversal	—	—	—	—	—	—	3.1	—	3.1
Foreign exchange (gain) loss	(0.8)	—	(1.5)	1.5	—	0.1	0.3	(113.6)	(114.0)
Minority interest	—	—	—	—	—	—	(1.7)	—	(1.7)

Total Adjusted EBITDA	$81.4	$14.7	$12.8	$92.4	$43.0	$45.5	$23.0	$(19.1)	$293.7

Six months ended June 30, 2004
Net income (loss)	$31.8	$8.4	$1.6	$—	$—	$—	$—	$(28.4)	$13.4
Income tax provision (benefit)	19.4	4.0	1.2	—	—	—	—	(9.7)	14.9
Interest, net	14.6	(0.2)	2.9	—	—	—	—	28.9	46.2	(1)
Depreciation and amortization	14.1	2.8	10.3	—	—	—	—	1.0	28.2
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Foreign exchange (gain) loss	(1.2)	—	(2.0)	—	—	—	—	(5.4)	(8.6)
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0

Total Adjusted EBITDA	$78.7	$15.0	$14.0	$—	$—	$—	$—	$(8.5)	$99.2

(1)
Includes a loss of $1.4 million and a gain of $6.3 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $6.2 million and $8.6 million for the six months ended June 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments.

(2)
Includes inventory writedowns of $0.5 million recorded in cost of products sold.

4.     INVENTORIES:

        Inventories are comprised of the following:

	June 30, 2005	December 31, 2004
	(millions)
Raw materials and supplies	$137.4	$140.4
Work in process	81.3	81.6
Finished goods	230.5	240.3
Packaging materials	13.2	14.6

	$462.4	$476.9

5.     GOODWILL:

        Below are goodwill balances and activity by segment:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
	(millions)
Balance, December 31, 2004	$463.8	$115.5	$124.2	$665.5	$172.4	$230.7	$33.8	$1,805.9
Foreign exchange	(15.3)	(4.9)	(2.4)	(82.0)	(18.9)	(25.9)	(3.7)	(153.1)
Reversal of deferred tax valuation allowances	—	—	—	(3.9)	—	(7.2)	—	(11.1)
Post-closing consideration and other related adjustments, net of tax	—	—	—	5.3	2.6	2.9	—	10.8
Restructuring reserves, net of tax	—	—	—	(0.6)	(0.3)	(1.0)	—	(1.9)
Other, net of tax	0.4	—	(0.2)	(0.6)	0.1	0.2	—	(0.1)

Balance, June 30, 2005	$448.9	$110.6	$121.6	$583.7	$155.9	$199.7	$30.1	$1,650.5

6.     OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	As of June 30, 2005			As of December 31, 2004
	Gross Carrying Amounts(a)	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(millions)
Patents and other intellectual property	$356.4	$(54.1)	$302.3	$377.2	$(39.4)	$337.9
Trade Names and Trademarks	102.6	(3.9)	98.7	115.0	(1.5)	113.5
Customer Relationships	178.8	(12.8)	166.0	210.5	(6.5)	204.0
Other	7.6	(3.9)	3.7	7.8	(3.1)	4.7

Total	$645.4	$(74.7)	$570.7	$710.6	$(50.5)	$660.1

Amortization of other intangible assets was $12.6 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively, and $26.7 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively.

(a)
Decrease from December 31, 2004 primarily due to currency effects.

7.     TAXES ON INCOME:

        The income tax expense has been computed based on the projected effective rate for the year. The following table reflects the activity in the valuation allowance for deferred income tax assets related to U.S. net operating losses due to U.S. income generated during the six months ended June 30, 2005:

	Valuation Allowance
	(millions)
Balance as of December 31, 2004	$120.7
Reduction in income tax expense	(28.3)	(a)
Reduction in goodwill	(11.1)

Balance as of June 30, 2005	$81.3

(a)
The reduction in income tax expense was $23.4 million for the three months ended June 30, 2005.

        The reduction in goodwill is a result of the expected utilization of certain net operating losses acquired in the Dynamit Nobel Acquisition. The determination of the net operating losses to be utilized is based on a "first-in, first-out" methodology.

8.     EMPLOYEE BENEFIT PLANS:

        The following table represents the net periodic benefit costs and related components in accordance with SFAS 132:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions)
Service cost	$2.7	$0.4	$5.5	$0.7
Interest cost	5.8	0.7	12.8	1.3
Expected return on plan assets	(2.5)	(0.5)	(5.4)	(0.9)
Net amortization of prior experience losses	0.2	0.2	0.4	0.3

Net periodic benefit cost	$6.2	$0.8	$13.3	$1.4

9.     REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        In connection with the July 2003 refinancing, the Company issued $25.0 million of its redeemable convertible preferred stock to an affiliate of KKR. The redeemable convertible preferred stock accrued dividends at 15% per year; the dividends accumulated and compounded semi-annually whether or not the Company had earnings or profits, whether or not there were funds legally available for payment of such dividends and whether or not dividends were declared. The redeemable convertible preferred stock was redeemable by the Company at its option at any time. The redeemable convertible preferred stock was also convertible into common stock of the Company, at the option of the holder, on or after an initial public offering of common stock of the Company at a conversion price equal to the then current market price, subject to adjustment. On August 22, 2005, the Company completed an initial public offering of its common stock and redeemed all outstanding shares of the redeemable convertible preferred stock (including a redemption premium and accumulated and unpaid dividends) with $38.5 million of the proceeds. See Note 13, "Subsequent Event," for further details.

        The aggregate amount of cumulative unpaid preferred dividends was $8.2 million and $5.9 million at June 30, 2005 and December 31, 2004, respectively. The aggregate liquidation preference above par or stated value is defined as 1% of the difference between a) the fair market value of the remaining assets of the Company legally available for distribution, if any, after payment by the Company of the amount of par value plus accrued and unpaid dividends and, b) the fair market value of such remaining assets payable to holders of excluded shares, as defined.

10.   EARNINGS PER COMMON SHARE:

        Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
	($ in millions, shares in thousands)
EPS Numerator—Basic:
Net income	$88.6	$4.5		$126.9	$13.4
Less: Preferred stock dividends	(1.2)	(1.0)		(2.3)	(2.0)

Net income applicable to common shareholders	$87.4	$3.5		$124.6	$11.4

EPS Denominator—Basic:
Weighted average number of common shares outstanding	50,310	20,740		50,310	20,740

EPS Numerator—Diluted:
Net income	$88.6	$4.5		$126.9	$13.4

Net income applicable to common shareholders	$88.6	$4.5	(b)	$126.9	$13.4	(b)

EPS Denominator—Diluted:
Weighted average number of common shares outstanding(a)	50,310	20,740		50,310	20,740
Effect of dilutive convertible preferred stock	2,422	—		2,347	—

Weigthed average number of common shares outstanding and common stock equivalents	52,732	20,740	(b)	52,657	20,740	(b)

(a)
Stock options representing equivalents of 3,825,000 shares and 3,880,000 shares of common stock during the three and six months ended June 30, 2005, respectively, and stock options representing equivalents of 1,796,000 shares of common stock during the three and six months ended June 30, 2004 were outstanding but were not included in the computation of diluted earnings per common share because their inclusion would not have had a dilutive effect.

(b)
Also, during the three and six months ended June 30, 2004, the effect of conversion on an if-converted method of the redeemable convertible preferred stock was anti-dilutive and was therefore not included. As a result, diluted earnings per share for these periods is equal to basic earnings per share.

        In connection with the completion of the IPO in August 2005, the Company issued 23,469,387 shares of its common stock. These shares have been excluded from the calculation of basic and diluted earnings per share for the periods presented. In addition, any pro forma interest savings resulting from the payoff of debt in connection with the IPO have been excluded from these EPS calculations.

11.   RESTRUCTURING LIABILITY:

        The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee's length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

Dynamit Nobel Restructuring and Johnson Matthey Pigments and Dispersions Restructuring

        The Company began to assess and formulate specific plans to involuntarily terminate (relocate) certain employees and/or exit certain activities of Dynamit Nobel as of the Dynamit Nobel Acquisition date. This assessment has led to certain restructuring measures being taken by the Company as described below.

        The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to the Company's new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program. To date, 40 positions have been eliminated. All of these employees were selling, general and administrative personnel.

2005 Restructuring Actions:

        During the first half of 2005, the Company expensed $5.8 million of restructuring charges for miscellaneous restructuring actions, including $1.9 million for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business. Also included is $2.0 million for the announced restructuring of the Wafer Reclaim business. The Company recorded these costs for the closure of facilities (one each in the UK and U.S.) and the severance and related costs for employees and other facility expenses. The closing of the facilities is anticipated in late 2005 or early 2006. The Company also signed a cooperation agreement to operate its German wafer reclaim facility through an outside party. The Company expects to record additional restructuring expenses in the third and fourth quarters of 2005 as the facility shutdowns progress.

        The restructuring reserve consists of:

	Severance Costs	Facility Closure Costs	Relocation Costs	Write- downs	Total
	(millions)
Liability balance, December 31, 2004	$20.8	$11.3	$2.6	$—	$34.7
Purchase accounting	0.9	(1.9)	(1.3)	—	(2.3)
Restructuring charge	5.3	0.1	—	0.4	5.8
Utilized in 2005	(10.2)	(2.9)	(1.7)	(0.4)	(15.2)
Foreign exchange and other	0.3	(3.1)	0.8	—	(2.0)

Liability balance, June 30, 2005	$17.1	$3.5	$0.4	$—	$21.0

12.   COMMITMENTS AND CONTINGENCIES:

        Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company's policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with the Company's policy, reserves in connection with such product liability matters do not individually exceed $350,000 and in the aggregate $1.5 million. The Company's reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurers, insurance coverage. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse affect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

        Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa UK Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition.

        Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH, mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and mg technologies. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company's financial condition or results of operations.

Safety, Health and Environmental Matters

General

        The Company is subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company's operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Systems

        The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental ("SHE") legal requirements, and the Company's subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of the Company's employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

SHE Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2004, the capital expenditures for SHE matters totaled approximately $23.9 million, excluding costs to maintain and repair pollution control equipment. For 2005 and 2006, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

        In October 2003, the European Commission adopted a proposal for a new European Union framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH. While it is uncertain as to whether, when and in what form REACH will be finalized and become law, REACH may eventually significantly expand the European Union's regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company's products. The Company estimates it has over 400 products that might be subject to REACH.

        Under the European Union Integrated Pollution Prevention and Control Directive ("IPPC"), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. IPPC requires a consistent application of Best Available Techniques, or BAT, throughout the European Union. Generally, by 2007, facilities located within the European Union must be operating consistent with BAT. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

Remediation Liabilities

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

        Environmental contamination is known to exist at certain of the Company's present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company's facilities at Freeport, Texas, Chasse-sur-Rhone, France, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhaussen, Valdosta, and Silver Peak facilities. The Company also operates ground water remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at the Company's facility in St. Cheron, and the Company continues to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company is also required to monitor groundwater quality at its facilities at Mourenx, France and New Johnsonville, Tennessee. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

        Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company's and the Company's predecessor's former and present properties and/or at sites it and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

Government Enforcement Proceedings and Civil Litigation

        During the course of the Company's business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of its wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although the Company may be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its business or financial condition.

Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expires in September 2005, for claims related to the contamination of the Company's properties or its subsidiaries' properties (inclusive of contamination which leaks or escapes from the Company's properties or its subsidiaries' properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($0.1 million and $0.9 million) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify the Company for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on the Company's business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period.

Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $48.1 million and $51.9 million for known environmental liabilities as of June 30, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on the Company's consolidated balance sheets for such periods. Included in the $48.1 million and $51.9 million as of June 30, 2005 and December 31, 2004, respectively, is €6.5 million ($7.9 million using the June 30, 2005 exchange rate) that is discounted using a 5.0% discount rate (undiscounted amount equals $12.1 million), and €2.4 million ($2.9 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $4.6 million). In certain cases, the Company's remediation liabilities are payable over periods of up to 30 years.

        The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information the Company does not believe the additional amount of potential losses would have a material effect on the Company's results of operations or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

        The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities' remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, it has not accrued for any related costs.

        The Company believes these environmental matters will not have a material adverse effect on its business or financial condition. However, these matters may have a material adverse effect on its results of operations or cash flows in any given quarterly or annual reporting period.

13.   SUBSEQUENT EVENT

        On August 22, 2005, the Company completed an initial public offering (IPO) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriter's exercise of the over-allotment option. As a result, the Company received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were used as follows:

  •
  $61.1 million and €98.3 million ($120.2 million, based on the August 22, 2005 exchange rate of €1.00= $1.2232) was used to redeem the outstanding principal amounts of the pay-in-kind loans and notes, which were reported as part of long-term debt, and to pay accrued and unpaid interest and a redemption premium;

  •
  $89.2 million was used to redeem the outstanding principal amount of the 12% senior discount notes, which were reported as part of long-term debt (including accreted and unpaid interest), which were held by an affiliate of KKR;

  •
  $116.2 million of the net proceeds was used to redeem $101.6 million, or 27%, of the 2011 notes, which were reported as part of long-term debt, and pay a redemption premium and accrued and unpaid interest;

  •
  $38.5 million was used to redeem all outstanding shares of the 15% redeemable convertible preferred stock, which were held by an affiliate of KKR, including a redemption premium and accumulated and unpaid dividends; and

  •
  $10.0 million was used to terminate the management services agreement with affiliates of KKR and DLJMB III.

        Except with respect to the pay-in-kind loans and notes in which repayment became mandatory upon completing the IPO, each of these repayments and redemptions was voluntary.

        $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB. This amount consists of $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the 15% redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by Credit Suisse First Boston (CSFB), an affiliate of DLJMB, in its capacity as an underwriter. Five of the nine members of the Company's current board of directors are affiliated with KKR; two are affiliated with DLJMB; one, the Company's chairman, is the Company's chief executive officer. On August 1, 2005, the Board appointed Douglas L. Maine to the Board of Directors. The Company considers Mr. Maine to be "independent" pursuant to the rules of the Securities and Exchange Commission and the New York Stock Exchange (NYSE). Prior to the offering, the Company's board of directors consisted of eight members who voted unanimously to approve the offering.

        The pay-in-kind loans and notes, which were incurred and issued by the Company's direct subsidiary Rockwood Specialties Consolidated, Inc., accrued interest at the rate of 15% per year and were to mature in 2011 and 2015, respectively. Interest was paid on these loans and notes by increasing the principal amount outstanding rather than making cash payments. The senior discount notes, which were issued by the Company's indirect subsidiary Rockwood Specialties International, Inc., accrued interest at the rate of 12% per year, but did not require cash interest payments until 2007, and were to mature in 2011. The 2011 notes, which were issued by Rockwood Specialties Group, Inc. ("Group"), accrue interest at the rate of 10 5/8% per year and mature in 2011. The redeemable convertible preferred stock accumulated dividends at 15% per year. See Note 9, "Redeemable Convertible Preferred Stock," for further details.

        Pre-tax charges related to the write-off of deferred financing costs associated with debt repaid with IPO proceeds were approximately $13.7 million.

        In connection with the IPO, effective July 18, 2005, the Company's Board of Directors authorized a 34.22553019-for-one stock split of its common stock. As a result of the stock split, the accompanying condensed consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the additional paid-in-capital to par value. All share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Quarterly Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations for the three and six months ended June 30, 2005 include the results of the businesses acquired in the Dynamit Nobel Acquisition.

        The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in "Forward-Looking Statements" at the end of this Management Discussion and Analysis section and the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Amendment No.6) dated August 8, 2005. You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

        Given the significance of the Dynamit Nobel Acquisition, we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place at January 1, 2004. See "Results of Operations, Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA" below. The results of operations on a pro forma basis also assume the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place at January 1, 2004.

General

        We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. Since the completion of the Dynamit Nobel Acquisition, we operate through seven business segments: (1) Performance Additives; (2) Specialty Compounds; (3) Electronics; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep. Of these seven segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments, Advanced Ceramics and Groupe Novasep (then known as our Custom Synthesis segment) in the Dynamit Nobel Acquisition.

        Our net sales consist of sales of our products, net of sales discounts, product returns and allowances. Sales are primarily made on a purchase order basis.

        Our cost of products sold consists of variable and fixed components. Our variable costs are proportional to volume and consist principally of raw materials, packaging and related supplies, certain energy costs, and certain distribution costs including inbound, outbound, and internal shipping and transfer costs. Our fixed costs are not significantly impacted by production volume and consist principally of certain fixed manufacturing costs and other distribution network costs, including warehousing. Fixed manufacturing costs comprise headcount-related costs and overhead, including depreciation, periodic maintenance costs, purchasing and receiving costs, inspection costs and certain energy costs.

        Our selling, general and administrative expenses include research and development costs, sales and marketing, divisional management expenses and corporate services including cash management, legal, benefit plan administration and other administrative and professional services.

        We financed the Dynamit Nobel Acquisition primarily through the proceeds of equity investments in Holdings of $425.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under "Liquidity and Capital Resources" below. Also, we refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates. Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition. As a result of the repayment of debt from the proceeds of our initial public offering, interest expense will be lower than it was prior to the initial public offering.

        We are focused on increasing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

  •
  we reduced overhead costs and eliminated management redundancies. We have implemented plans to cut costs, reduce overhead and eliminate duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and implemented other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business;

  •
  we reduced our net working capital as a percentage of net sales by implementing more effective systems to monitor working capital, augmenting further our "just-in-time" inventory management and creating incentives for managers to focus on working capital management; and

  •
  we implemented stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital is in line with both capacity and market demands. We closely monitor capital expenditures in all of our segments.

Factors Which Affect Our Results of Operations

Our Markets

        Because the businesses in our segments generally serve many unrelated end-use markets, we discuss the principal market conditions on a segment basis rather than a consolidated basis. The principal market conditions in our segments and regions in which we operate that impacted our results of operations during the periods presented include the following:

  Performance Additives

  •
  During 2004 and in the first half of 2005, a general economic improvement resulted in improved sales by our Performance Additives segment.

  •
  The continued growth in demand in certain North American end-use markets, such as construction, has favorably impacted our Color Pigments and Services and Timber Treatment Chemicals businesses. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas. However, demand for treated wood has been negatively impacted by the increasing use of wood substitutes and poor weather during the first half of 2005 in many regions.

  •
  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany, and, in certain regions, sales of Clay-based Additives in the coatings and paint markets. Demand in Europe improved in the second half of 2004 but we have experienced a decrease in European construction volumes in our Color Pigments and Services business in the first half of 2005.

  •
  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use have had a positive impact on our Timber Treatment Chemicals business, which is a leading supplier of these higher margin products.

  •
  In recent years, we exited a number of lower margin product lines in our Clay-based Additives business, which negatively impacted our net sales. We are now focusing on increasing high margin specialty applications to offset these lost sales.

  •
  Raw material costs increased in general in the Performance Additives segment in 2004 and continue to trend upward in 2005, particularly in the Timber Treatment Chemicals and Color Pigments and Services businesses. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. The ability to continue to pass on some or all of these increases is uncertain.

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products improved moderately in the second half of 2004 and continued to experience gains in the first half of 2005.

  •
  Most of the other end-use markets for which Specialty Compounds' products are used generally track growth of gross domestic product. We are focusing more of our efforts towards increasing high margin specialty applications to offset this impact, in particular, thermoplastic elastomers, and less of our efforts in regulated packaging because we have been unable to successfully penetrate this market to date.

  •
  Raw material costs increased in the Specialty Compounds segment during 2004 and continue to trend upward in 2005. This is particularly true with respect to PVC resin and plasticizers prices, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, has increased in 2005 and we expect this trend to continue. The ability to pass on some or all of these increases is uncertain.

  Electronics

  •
  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board markets are cyclical in nature. Market conditions generally improved during 2004, resulting in higher volumes in 2004 as compared to 2003. General electronic market conditions slowed down in the fourth quarter of 2004 and in early 2005. However, the semiconductor industry is now predicting growth over 2004, largely in Asia.

  •
  The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, in 2004 and continuing into 2005 there has been heavy pricing pressure in certain businesses, particularly wafer reclaim and photomasks, due to very aggressive competition.

  Specialty Chemicals

  •
  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aircraft industries. During 2004, less favorable global market conditions in the automotive and aircraft industries were offset by more favorable conditions in the steel industry. Despite the less favorable automotive conditions, we have been able to sustain sales growth due to market penetration. In 2005, we have also benefited from an improved aerospace market.

  •
  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served were stable in 2004. Through the second quarter of 2005, we have experienced price increases related to a key raw material used in producing metal sulfides. Pricing for lithium products is very competitive, particularly in the butyllithium market.

  •
  Both the Surface Treatment and Fine Chemicals businesses have a diversified base of customers and end use markets and are well positioned to take advantage of growth opportunities.

  Titanium Dioxide Pigments

  •
  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. Volumes sold of our titanium dioxide products in rutile form remained flat in 2004 and increased slightly in 2005. We have experienced a decrease in volume of our titanium dioxide products in anatase form in 2005 due, in part, to the lower cost of cotton, which has negatively affected demand for synthetic fibers and in turn our products.

  •
  During 2004 and continuing into 2005, we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers related to titanium dioxide products in anatase form. We also experienced pricing pressures on our titanium products in rutile form.

  Advanced Ceramics

  •
  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase.

  •
  Beginning in 2003, the markets for our electronic products stabilized, although we experienced less demand as a result of the shift in the market focus to Asia. We have experienced some pricing pressure in our electronic products business in 2005. Similarly, sales of ceramic products for use in cutting tool products and mechanical applications have been negatively impacted by strong pricing pressure from Asian competitors in 2003 and 2004. We also experienced lower market growth as these applications are for more mature industries.

  Groupe Novasep

  •
  Demand for our custom synthesis chemistries and processes depend to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers' attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide and an aging population in the United States.

Global Exposure

        We operate a geographically diverse business. Of our 2004 pro forma net sales, 50% were shipments to Europe, 34% to North America (predominantly the United States) and 16% to the rest of the world.

        We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

        Our sales and production costs are mainly denominated in U.S. dollars or euros. Therefore, our results of operations and financial condition have been historically impacted primarily by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and six month periods ended June 30, 2005, net sales, gross profit and operating income increased compared to the same periods in 2004 due to the strengthening of the euro against the U.S. dollar. The euro was weaker at June 30, 2005 compared to December 31, 2004, which in turn has had a positive impact on the "foreign exchange gain (loss), net" component of "other income (expenses)" as a result of our euro-denominated debt being remeasured into U.S. dollars. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

Raw Materials

        Raw materials constituted approximately 48% of our 2004 pro forma cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 5% of our pro forma cost of products sold in 2004. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to continue to pass on some, or all, of the raw material price increases to our customers.

Energy Costs

        In 2004, energy purchases represented approximately 4% of Rockwood's historical cost of products sold and 5% of Dynamit Nobel's historical cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. In 2004, natural gas prices were volatile in North America and have continued to increase through the second quarter of 2005. Energy cost increases have been mainly due to global political conditions and extreme weather conditions. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable.

Income Taxes

        As of June 30, 2005, we have global tax loss carryforwards (excluding state and local amounts) of approximately $345.7 million, of which $193.0 million expire in years 2008 through 2025 and $152.7 million have no current expiration date. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. Our net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which we believe are realizable through a combination of forecasted future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

        Based on the U.S. income generated in the first half of 2005, $39.4 million of the valuation allowance has been reversed. $11.1 million of the reversal related to the anticipated utilization of acquired net operating losses has been recorded as a reduction to goodwill. The remaining reduction in the valuation allowance of $28.3 million has been reflected as a reduction in income tax expense.

Acquisitions

        Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired seven businesses at purchase prices ranging from approximately $3.0 million (a Canadian color pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed, (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS.

        We accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. We have allocated the total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management's estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the three and six months ended June 30, 2005 reflect the results of the acquired businesses of Dynamit Nobel. See Item 1, "Financial Statements (Unaudited)," Note 2, "Acquisitions," Note 5, "Goodwill," and Note 6, "Other Intangible Assets."

        We believe the allocation of the purchase price to the identifiable assets acquired is complete. On July 6, 2005, we paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments.

        The excess of the total purchase price over the fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Based on the allocation of the total purchase price, goodwill in the transaction totaled $944.8 million as of the acquisition date.

        In December 2004, we completed a combination (total purchase price of approximately $139.7 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million; and the shares contributed to the management of the new combined company valued at $31.2 million less cash acquired of $14.6 million) of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS, or Groupe Novasep. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep's proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

        We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS. We have not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. We expect to complete our research and fair value estimates on remaining purchase price components by the third quarter of 2005. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $33.8 million as of the combination date. This amount may change at a subsequent date when we finalize the purchase accounting for the Groupe Novasep combination. The consolidated statements of operations for the three months and six months ended June 30, 2005 reflect the results of Groupe Novasep. See Item 1, "Financial Statements (Unaudited)," Note 2, "Acquisitions," Note 5, "Goodwill" and Note 6, "Other Intangible Assets."

Special Charges

        During the periods presented, we have incurred certain special charges, substantially in connection with the process of refocusing and restructuring the historic Rockwood businesses after the completion of the KKR acquisition and the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition. These items include the following:

  •
  Non-recurring charges/gains:

  •
  Systems/organization establishment expenses: In the three and six months ended June 30, 2005 respectively, these expenses primarily related to professional fees for the initial implementation of systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. We have previously estimated non-recurring costs of approximately $1.9 million remaining to complete initial Sarbanes-Oxley compliance. However, this estimate was prepared based on our original compliance timetable of the year ending December 31, 2005. Given the recent extension of the compliance deadline until the year ended December 31, 2006, and the expectations articulated in SEC Release 33-8545 that announced this extension, we are reevaluating the scope and estimated cost of our documentation and initial compliance plan.

  •
  Inventory write-up reversal: Under Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the Groupe Novasep combination, we allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $0.3 million and $3.1 million for the three and six months ended June 30, 2005, respectively, as the inventory was sold in the normal course of business.

    •
    Stamp duty tax: In June 2004, we paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

    •
    Cancelled acquisition and disposition costs: We incurred cancelled acquisition and disposition costs in connection with non-consummated acquisitions and dispositions.

  •
  Other special gains/charges:

  •
  Restructuring charges: Charges of $3.4 million and $6.3 million for the three and six months ended June 30, 2005, respectively were recorded for restructuring and related charges including $0.5 million of charges recorded in cost of products sold in the statements of operations for these periods.

  •
  CCA litigation defense costs: During the three and six months ended June 30, 2005, we incurred $1.1 million and $1.5 million, respectively, in connection with litigation defense costs related to our Timber Treatment Chemicals business of our Performance Additives segment.

  •
  Foreign exchange gain/(losses): During the periods presented, we have recorded foreign exchange gains/(losses) primarily related to our long-term debt. These amounts reflect $66.8 million and ($3.6 million) during the three months ended June 30, 2005 and 2004, respectively and $114.0 million and $8.6 million during the six months ended June 30, 2005 and 2004, respectively, primarily for the non-cash translation impact on our euro-denominated debt resulting from the weakening (strengthening) of the euro against the U.S. dollar during these periods.

Special Note Regarding Non-GAAP Financial Measures

        A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management's discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA, as defined below.

Definition of Adjusted EBITDA

        All presentations of consolidated Adjusted EBITDA contained in this report are calculated using the definition set forth in the senior secured credit agreement. Adjusted EBITDA, which is referred to under the senior secured credit agreement as "Consolidated EBITDA," is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Group and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

  •
  interest expense;

  •
  depreciation expense;

  •
  amortization expense, including amortization of deferred financing fees;

  •
  extraordinary losses and non-recurring charges;

  •
  non-cash charges;

  •
  losses on asset sales;

  •
  restructuring charges or reserves (including severance, relocation costs and one-time compensation charges and costs relating to the closure of facilities);

  •
  expenses paid by us or any of our subsidiaries in connection with the Dynamit Nobel Acquisition, the senior secured credit agreement, the granting of liens under the security documents (as such term is defined in the senior secured credit agreement), the indenture governing the 2014 Notes and the offering of the 2014 Notes and any other related transactions;

  •
  any expenses or charges incurred in connection with any issuance of debt or equity securities;

  •
  any fees and expenses related to permitted acquisitions;

  •
  any deduction for minority interest expense; and

  •
  items arising in connection with litigation related to our Timber Treatment Chemicals business of our Performance Additives segment;

        less:

  •
  extraordinary gains and non-recurring gains;

  •
  non-cash gains; and

  •
  gains on asset sales,

in all cases, subject to certain exclusions.

        With respect to entities acquired, we include Adjusted EBITDA for such entities in calculating our pro forma Adjusted EBITDA. The adjustments made to the income from continuing operations before income taxes and extraordinary items of such entities directly correlate to the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.

        For presentation purposes within this report we consistently use the computation prescribed under our senior secured credit agreement as described above. Specifically, calculation of Adjusted EBITDA according to the indentures underlying our 2011 Notes and 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

Management's Uses

        We use Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because the items excluded in calculating Adjusted EBITDA have little or no bearing on our day-to-day operating performance. It is also the most significant criterion in our calculation of performance-based cash bonuses and our determination of whether certain performance-based stock options vest, both of which are tied to Adjusted EBITDA targets.

        We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because our senior secured credit agreement and indentures governing the 2011 Notes and 2014 Notes contain financial covenants that are determined based on Adjusted EBITDA. These covenants are material terms of these agreements, which are material because they govern substantially all of our long-term debt, which in turn represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our senior secured credit facilities—our maximum total leverage ratio and our minimum interest coverage ratio, in particular—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead to the noteholders accelerating the maturity of the 2011 Notes and the 2014 Notes. In addition, if we cannot satisfy these financial covenants in the indentures governing the 2011 Notes and 2014 Notes, we cannot engage in certain activities, such as incurring additional indebtedness or making certain payments. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

        We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief operating decision maker to evaluate the ongoing performance of our business segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.

Limitations

        Adjusted EBITDA has limitations as an analytical tool, and should not be viewed in isolation and is not a substitute for U.S. GAAP measures of earnings and cash flows. Material limitations associated with making the adjustments to our earnings and cash flows to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measures, include:

  •
  the cash portion of interest expense, net, income tax (benefit) provision, and restructuring as well as non-recurring charges related to securities issuance, acquisition activities, and systems/organization establishment, generally represent charges (gains) which may significantly affect funds available to use in our operating, investing and financing activities;

  •
  non-operating foreign exchange gains (losses), although not immediately affecting cash used in investing activities, may affect the amount of funds needed to service our debt if those currency impacts remain in place as we meet our future principal repayment obligations; and

  •
  depreciation, amortization, non-cash (gains) charges and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment and intangible assets which permit us to manufacture and/or market our products; these items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes.

        An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business.

        Adjusted EBITDA is not an alternative to net (loss) income or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this report. We also strongly urge you not to rely on any single financial measure to evaluate our business.

Results of Operations

Actual Results of Operations

        The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income (Loss) to Adjusted EBITDA for the Three Months and Six Months Ended June 30, 2005 and 2004), including as a percentage of net sales, for the periods presented. See Item 1—Financial Statements

(Unaudited) Note 3, "Segment Information," for segment information and reconciliation to net income at a segment level.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Statement of operations data:
Net sales:
Performance Additives	$190.1	$173.2	$349.6	$312.3
Specialty Compounds	62.1	52.5	120.2	100.4
Electronics	44.9	41.2	87.7	81.6
Specialty Chemicals	219.7	—	439.7	—
Titanium Dioxide Pigments	109.2	—	213.7	—
Advanced Ceramics	96.4	—	188.3	—
Groupe Novasep	95.0	—	187.9	—

Total net sales	817.4	266.9	1,587.1	494.3
Gross profit	263.0	78.6	488.6	141.0
	32.2%	29.4%	30.8%	28.5%
Selling, general and administrative expenses	157.5	36.0	307.7	71.1
	19.3%	13.5%	19.4%	14.4%
Restructuring charges	2.9	—	5.8	—
Operating income (loss):
Performance Additives	37.0	39.7	60.0	64.6
	19.5%	22.9%	17.2%	20.7%
Specialty Compounds	5.9	6.8	11.8	12.2
	9.5%	13.0%	9.8%	12.2%
Electronics	1.8	2.1	2.5	3.7
	4.0%	5.1%	2.9%	4.5%
Specialty Chemicals	36.5	—	67.3	—
	16.6%		15.3%
Titanium Dioxide Pigments	12.6	—	24.3	—
	11.5%		11.4%
Advanced Ceramics	16.8	—	30.7	—
	17.4%		16.3%
Groupe Novasep	3.4	—	1.9	—
	3.6%		1.0%
Corporate costs	(11.4)	(6.0)	(23.4)	(10.6)

Total operating income	102.6	42.6	175.1	69.9
	12.6%	16.0%	11.0%	14.1%
Other (expense) income:
Interest expense, net	(64.9)	(21.1)	(122.2)	(46.2)
Foreign exchange gain (loss), net	66.8	(3.6)	114.0	8.6
Other, net	—	(4.0)	—	(4.0)

Income before taxes and minority interest	104.5	13.9	166.9	28.3
Income tax provision	16.8	9.4	41.7	14.9

Net income before minority interest	87.7	4.5	125.2	13.4
Minority interest	0.9	—	1.7	—

Net income	$88.6	$4.5	$126.9	$13.4

Adjusted EBITDA:
Performance Additives	$47.2	$46.6	$81.4	$78.7
	24.8%	26.9%	23.3%	25.2%
Speciality Compounds	7.4	8.2	14.7	15.0
	11.9%	15.6%	12.2%	14.9%
Electronics	7.0	7.4	12.8	14.0
	15.6%	18.0%	14.6%	17.2%
Specialty Chemicals	49.4	—	92.4	—
	22.5%		21.0%
Titanium Dioxide Pigments	22.1	—	43.0	—
	20.2%		20.1%
Advanced Ceramics	24.1	—	45.5	—
	25.0%		24.2%
Groupe Novasep	12.8	—	23.0	—
	13.5%		12.2%
Corporate costs	(9.5)	(4.1)	(19.1)	(8.5)

Total Adjusted EBITDA	$160.5	$58.1	$293.7	$99.2

        The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three Months ended June 30, 2005 versus 2004					Change: Six Months ended June 30, 2005 versus 2004
(dollars in millions)	Total	% Change	FX Effect (1)	Acquisitions Divestitures net (2)	Organic	Total	% Change	FX Effect (1)	Acquisitions Divestitures net (2)	Organic
Statement of operations data:
Net sales:
Performance Additives	$16.9	9.8%	$1.8	$16.4	$(1.3)	$37.3	11.9%	$3.8	$32.7	$0.8
Specialty Compounds	9.6	18.3	0.8	—	8.8	19.8	19.7	1.5	—	18.3
Electronics	3.7	9.0	1.1	—	2.6	6.1	7.5	2.4	—	3.7
Specialty Chemicals	219.7		—	219.7	—	439.7		—	439.7	—
Titanium Dioxide Pigments	109.2		—	109.2	—	213.7		—	213.7	—
Advanced Ceramics	96.4		—	96.4	—	188.3		—	188.3	—
Groupe Novasep	95.0		—	95.0	—	187.9		—	187.9	—

Total net sales	550.5	206.3	3.7	536.7	10.1	1,092.8	221.1	7.7	1,062.3	22.8
Gross Profit	184.4	234.6	0.9	190.3	(6.8)	347.6	246.5	1.8	351.0	(5.2)
Selling, general and administrative expenses	121.5	337.5	0.5	115.0	6.0	236.6	332.8	1.3	223.7	11.6
Restructuring charges	2.9		—	—	2.9	5.8		—	—	5.8

Total operating expenses	124.4	345.6	0.5	115.0	8.9	242.4	340.9	1.3	223.7	17.4
Operating income (loss):
Performance Additives	(2.7)	(6.8)	0.4	1.3	(4.4)	(4.6)	(7.1)	0.7	2.6	(7.9)
Specialty Compounds	(0.9)	(13.2)	—	—	(0.9)	(0.4)	(3.3)	0.1	—	(0.5)
Electronics	(0.3)	(14.3)	—	—	(0.3)	(1.2)	(32.4)	(0.2)	—	(1.0)
Specialty Chemicals	36.5		—	36.5	—	67.3		—	67.3	—
Titanium Dioxide Pigments	12.6		—	12.6	—	24.3		—	24.3	—
Advanced Ceramics	16.8		—	16.8	—	30.7		—	30.7	—
Groupe Novasep	3.4		—	3.4	—	1.9		—	1.9	—
Corporate costs	(5.4)	90.0	—		(5.4)	(12.8)	120.8	(0.1)	—	(12.7)

Total	60.0	140.8	0.4	70.6	(11.0)	105.2	150.5	0.5	126.8	(22.1)
Other income (expenses):
Interest expense, net	(43.8)	207.6	0.4	—	(44.2)	(76.0)	164.5	(5.6)	—	(70.4)
Foreign exchange gain, net	70.4					105.4
Other, net	4.0					4.0

Income before taxes and minority interest	90.6					138.6
Income tax provision	7.4					26.8
Net income before minority interest	83.2					111.8
Minority interest	0.9					1.7
Net income (loss):
Performance Additives	(0.1)					0.4
Specialty Compounds	(1.3)					0.3
Electronics	0.3					0.2
Specialty Chemicals	28.5					35.4
Titanium Dioxide Pigments	1.7					3.6
Advanced Ceramics	4.7					7.5
Groupe Novasep	(3.3)					(6.4)
Corporate costs	53.6					72.5

Total	$84.1					$113.5

Adjusted EBITDA:
Performance Additives	$0.6	1.3%	$0.6	$1.7	$(1.7)	$2.7	3.4%	$1.1	$3.9	$(2.3)
Specialty Compounds	(0.8)	(9.8)	0.1	—	(0.9)	(0.3)	(2.0)	0.2	—	(0.5)
Electronics	(0.4)	(5.4)	0.1	—	(0.5)	(1.2)	(8.6)	—	—	(1.2)
Specialty Chemicals	49.4		—	49.4	—	92.4		—	92.4	—
Titanium Dioxide Pigments	22.1		—	22.1	—	43.0		—	43.0	—
Advanced Ceramics	24.1		—	24.1	—	45.5		—	45.5	—
Groupe Novasep	12.8		—	12.8	—	23.0		—	23.0	—
Corporate costs	(5.4)	131.7	(0.2)	—	(5.2)	(10.6)	124.7	(0.2)	—	(10.4)

Total	$102.4	176.2%	$0.6	$110.1	$(8.3)	$194.5	196.1%	$1.1	$207.8	$(14.4)

(1)
The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

(2)
The acquisition effect represents the current year inclusion of three and six months of operations for the segments acquired as part of the Dynamit Nobel Acquisition as well as other acquisitions consummated in 2004.

Three months ended June 30, 2005 compared with three months ended June 30, 2004

Overview

        Net sales increased $550.5 million primarily as a result of the acquisitions ($536.7 million) and currency changes. The remaining sales improvement of $10.1 million or 3.8% was primarily in the Specialty Compounds and Electronics segments (aggregating $11.4 million) due to the impact of higher selling prices ($4.9 million in Specialty Compounds) to offset higher raw material costs, and volume increases in the Specialty Compounds and Electronics segments.

        Gross profit increased $184.4 million primarily as a result of acquisitions ($190.3 million) and currency changes ($0.9 million). The remaining decrease of $6.8 million was primarily due to raw material cost increases of $10.6 million, as well as higher manufacturing costs ($2.3 million), partially offset by the sales increases discussed above.

        Operating income increased $60.0 million with $70.6 million due to acquisitions and $0.4 million due to currency changes. The remaining decrease of $11.0 million was due primarily to $4.5 million of higher central costs to operate the significantly larger business due to the acquisitions, $4.4 million in Performance Additives due to higher raw material costs, as well as restructuring and other special charges.

        Adjusted EBITDA increased $102.4 million due to the effect of acquisitions ($110.1 million) offset in part primarily by higher corporate costs.

Net sales

        Performance Additives.    Net sales for our Performance Additives segment increased $16.9 million primarily due to acquisitions ($16.4 million) and currency changes. The remaining decrease was due to lower sales volumes.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $9.6 million or 18.3% over the prior year including the impact of higher selling prices ($4.9 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $3.7 million over the prior year period with $1.1 million due to currency changes. The remaining increase occurred primarily due to increases in sales volumes, offset in part by $0.6 million in selling price declines.

Gross profit

        Gross profit increased $184.4 million due to acquisitions ($190.3 million) and currency changes ($0.9 million). The remaining net decline of $6.8 million in gross profit was primarily due to higher raw material costs of $10.6 million, including $5.7 million in the Specialty Compounds segment due to PVC resin and another key raw material cost increases and $5.8 million in the Performance Additives segment primarily due to higher copper costs in the Timber Treatment Chemicals business, partially offset by the sales improvement noted above.

        Gross profit as a percentage of net sales was 32.2% in the second quarter of 2005 versus 29.4% in the second quarter of 2004 due to the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses (offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses), and offset in part by the impact of the higher raw material costs.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased $121.5 million primarily due to the acquisitions ($115.0 million) and currency changes ($0.5 million). The remaining increase of $6.0 million was due primarily to special charges, primarily related to the integration of the Dynamit Nobel Acquisition and costs for initial compliance with Sarbanes-Oxley as well as higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above.

        SG&A expenses as a percentage of net sales were 19.3% in the second quarter of 2005 as compared to 13.5% for the second quarter of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

Restructuring charges

        We recorded $2.9 million of restructuring charges in the second quarter of 2005 primarily in the Electronics segment relating to the wafer reclaim restructuring.

Operating income

        Performance Additives.    Operating income decreased $2.7 million despite the favorable impact of acquisitions due to $0.7 million of restructuring charges with the balance primarily due to the higher raw material costs described above.

        Specialty Compounds.    Operating income decreased $0.9 million primarily due to the increase in net sales offset by the higher PVC and raw material costs discussed above.

        Electronics.    Operating income decreased $0.3 million primarily due to lower selling prices ($0.6 million) and increased manufacturing costs ($1.1 million), offset in part by higher sales volume.

        Corporate.    Operating loss at Corporate increased $5.4 million primarily due to the special charges and higher central costs discussed in "SG&A" above.

Other income (expenses)

        Interest expense, net.    For the second quarter of 2005, interest expense, net, increased $43.8 million. The second quarter of 2005 and 2004 included a loss of $1.4 million and a gain of $6.3 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.7 million and $0.9 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $34.3 million was primarily due to higher debt levels from the Acquisitions.

        Foreign exchange gain.    In the second quarter of 2005, the foreign exchange gains increased by $70.4 million reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of June 30, 2005 versus March 31, 2005.

Provision for income taxes

        The effective income tax rate for the second quarter of 2005 and 2004 was 16.1% and 67.6%, respectively. The effective tax rate in the second quarter of 2005 was favorably impacted by the reversal of $23.4 million of valuation allowances related to U.S. federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as by the impact of foreign tax rate differentials.

Minority interest

        Minority interest represents the minority interest portion of the Groupe Novasep segment net income (loss).

Net income

        Net income for the second quarter of 2005 was $88.6 million as compared to net income of $4.5 million for the second quarter of 2004 for the reasons described above.

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased 1.3% due to acquisitions and currency changes, partially offset by the reasons stated above.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased 9.8% primarily due to higher raw material costs, partially offset by higher selling prices described above.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased from $7.4 million to $7.0 million or (5.4%) primarily due to the lower selling prices and higher manufacturing costs.

        Corporate.    Adjusted EBITDA loss at Corporate increased from $4.1 million to $9.5 million due to higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition.

Six months ended June 30, 2005 compared with six months ended June 30, 2004

Overview

        Net sales increased $1,092.8 million primarily as a result of the acquisitions ($1,062.3 million) and $7.7 million due to currency changes. The remaining sales improvement of $22.8 million or 4.6% was primarily in the Specialty Compounds segments ($18.3 million) due to the impact of higher selling prices ($9.1 million) to offset higher raw material costs, and volume increases.

        Gross profit increased $347.6 million primarily as a result of the acquisitions discussed above ($351.0 million) and $1.8 million due to currency changes. The remaining decrease was due to raw material cost increases of $18.9 million, as well as higher manufacturing costs ($2.7 million) offset by sales prices increases of $16.8 million.

        Operating income increased $105.2 million with $126.8 million due to acquisitions and $0.5 million due to currency changes. The remaining decrease of $22.1 million was due primarily to $10.3 million of higher central costs to operate the significantly larger business due to the acquisitions, $7.9 million in Performance Additives due to higher raw material costs, as well as restructuring and other special charges.

        Adjusted EBITDA increased $194.5 million due to the effect of acquisitions ($207.8 million) offset primarily by higher corporate costs ($10.4 million).

Net sales

        Performance Additives.    Net sales for our Performance Additives segment increased $37.3 million over the prior year period primarily due to acquisitions as well as currency changes.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $19.8 million or 19.7% over the prior year period including the impact of higher selling prices ($9.1 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $6.1 million over the prior year period with $2.4 million due to currency changes. Despite $1.4 million of price declines from continued pricing pressures in the wafer reclaim business, a remaining increase of $3.7 million or 4.5% occurred primarily due to increases in sales volumes.

Gross profit

        Gross profit increased $347.6 million primarily due to acquisitions ($351.0 million) and $1.8 million due to currency changes. The remaining $5.2 million net decline in gross profit occurred as the remaining sales improvement above was offset primarily by higher raw material costs of $18.9 million (including $10.4 million in the Specialty Compounds segment due to PVC resin and ammonium octamolybdate (AOM) cost increases and $9.3 million in the Performance Additives segment primarily due to higher copper costs in the Timber Treatment Chemicals business) as well as by higher manufacturing costs.

        Gross profit as a percentage of net sales was 30.8% for the first six months of 2005 versus 28.5% for the first six months of 2004 due to the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses (offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses), and offset in part by the impact of the higher raw material costs.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased $236.6 million primarily due to the acquisitions ($223.7 million), as well as $1.3 million due to currency changes. The remaining increase of $11.6 million was due primarily to higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above, higher special charges including CCA litigation ($1.5 million) and systems/organization establishment expenses ($1.9 million) primarily related to initial documentation and compliance with Sarbanes-Oxley.

        SG&A expenses as a percentage of net sales were 19.4% for the first six months of 2005 as compared to 14.4% for the first six months of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

Restructuring charges

        We recorded $5.8 million of restructuring charges in the first half of 2005 for miscellaneous restructuring actions, primarily in the Electronics segment relating to the wafer reclaim restructuring and previously announced restructuring in the Performance Additives and Specialty Chemicals segments.

Operating income

        Performance Additives.    Operating income decreased $4.6 million due to $3.2 million of restructuring charges with the balance primarily due to the higher raw material costs described above, partially offset by the $2.6 million favorable impact of acquisitions.

        Specialty Compounds.    Operating income decreased $0.4 million primarily due to higher PVC and AOM raw material costs partially offset by the increase in net sales discussed above.

        Electronics.    Operating income decreased $1.2 million primarily due to lower selling prices ($1.4 million) and higher manufacturing costs of $1.7 million, partially offset by increased sales volumes.

        Corporate.    Operating loss at Corporate increased $12.8 million primarily due to the special charges and higher central costs discussed in "SG&A" above.

Other income (expenses)

        Interest expense, net.    For the first six months of 2005, interest expense, net, increased $76.0 million. The first six months of 2005 and 2004 included a gain of $6.2 million and $8.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $5.6 million and $1.8 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $69.8 million was primarily due to higher debt levels from the Acquisitions.

        Foreign exchange gain.    In the first six months of 2005, the foreign exchange gains increased by $105.4 million reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of June 30, 2005 versus December 31, 2004.

Provision for income taxes

        The effective income tax rate for the first half of 2005 and 2004 was 25.0% and 52.7%, respectively. The effective tax rate in the six months ended June 30, 2005 was favorably impacted by the reversal of $28.3 million of valuation allowances related to U.S. federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as by the impact of foreign tax rate differentials.

Minority interest

        Minority interest income represents the minority interest portion of the Groupe Novasep segment net income (loss).

Net income

        Net income for the first six months of 2005 was $126.9 million as compared to net income of $13.4 million for the first six months of 2004 for the reasons described above.

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased from $78.7 million to $81.4 million, or 3.4%, primarily due to a $3.9 million impact from acquisitions and $1.1 million from currency changes. The remaining decrease was primarily due to higher raw material costs discussed above.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased from $15.0 million to $14.7 million or (2.0%) primarily due to higher raw material prices, partially offset by higher selling prices described above.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased from $14.0 million to $12.8 million or (8.6%) primarily due to $1.4 million in selling price decreases and higher manufacturing costs, partially offset by higher sales volumes.

        Corporate.    Adjusted EBITDA loss at Corporate increased from $8.5 million to $19.1 million due to higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition.

Reconciliation of Net Income to Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions)
Net income	$88.6	$4.5	$126.9	$13.4
Income tax provision	16.8	9.4	41.7	14.9
Interest, net(1)	64.9	21.1	122.2	46.2
Depreciation and amortization	52.0	14.4	105.2	28.2
Restructuring and related charges(2)	3.4	—	6.3	—
Inventory write-up reversal	0.3	—	3.1	—
CCA litigation defense costs	1.1	—	1.5	—
Systems/organization establishment expenses	0.7	1.0	1.9	1.0
Cancelled acquisition and disposition costs	0.4	0.1	0.6	0.1
Foreign exchange (gain) loss	(66.8)	3.6	(114.0)	(8.6)
Minority interest	(0.9)	—	(1.7)	—
Stamp duty tax	—	4.0	—	4.0

Total Adjusted EBITDA	$160.5	$58.1	$293.7	99.2

(1)
Includes a loss of $1.4 million and a gain of $6.3 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $6.2 million and $8.6 million for the six months ended June 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments.

(2)
Includes inventory write-downs of $0.5 million recorded in cost of products sold.

Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA

        Actual three months ended June 30, 2005 compared with pro forma three months ended June 30, 2004 and actual six months ended June 30, 2005 compared with pro forma six months June 30, 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
	(millions)
Net sales:
Performance Additives	$190.1	$190.0	$349.6	$345.0
Specialty Compounds	62.1	52.5	120.2	100.4
Electronics	44.9	41.2	87.7	81.6
Specialty Chemicals	219.7	188.8	439.7	376.7
Titanium Dioxide Pigments	109.2	103.6	213.7	212.8
Advanced Ceramics	96.4	86.7	188.3	173.2
Groupe Novasep	95.0	82.0	187.9	154.3

Total	$817.4	$744.8	$1,587.1	$1,444.0

Net Income (Loss):
Performance Additives	$21.4	$21.4	$32.2	$32.5
Specialty Compounds	3.3	4.3	8.6	7.7
Electronics	1.2	0.7	1.8	1.3
Specialty Chemicals	28.5	11.7	35.4	16.5
Titanium Dioxide Pigments	1.7	8.2	3.6	10.8
Advanced Ceramics	4.7	11.5	7.5	11.5
Groupe Novasep	(3.3)	5.2	(6.4)	5.0
Corporate	31.1	(26.1)	44.2	(45.8)

Total	$88.6	$36.9	$126.9	$39.5

Adjusted EBITDA:
Performance Additives	$47.2	48.6	$81.4	$83.2
Specialty Compounds	7.4	8.2	14.7	15.0
Electronics	7.0	7.4	12.8	14.0
Specialty Chemicals	49.4	34.3	92.4	71.3
Titanium Dioxide Pigments	22.1	19.9	43.0	40.3
Advanced Ceramics	24.1	19.2	45.5	38.6
Groupe Novasep	12.8	12.9	23.0	26.2
Corporate	(9.5)	(9.9)	(19.1)	(19.5)

Total	$160.5	$140.6	$293.7	$269.1

	Change: Pro Forma Three Months Ended June 30, 2005 vs. June 30, 2004					Change: Pro Forma Six Months Ended June 30, 2005 vs. June 30, 2004
	Total Change in $	Total Change in %	Foreign Exchange Effect in $	Organic Change in $	Organic Change in %	Total Change In $	Total Change in %	Foreign Exchange Effect in $	Organic Change in $	Organic Change in %
	(millions)
Pro forma net sales:
Performance Additives	$0.1	0.1%	$1.8	$(1.7)	(0.9)%	$4.6	1.3%	$3.8	$0.8	0.2%
Specialty Compounds	9.6	18.3	0.8	8.8	16.8	19.8	19.7	1.5	18.3	18.2
Electronics	3.7	9.0	1.1	2.6	6.3	6.1	7.5	2.4	3.7	4.5
Specialty Chemicals	30.9	16.4	7.4	23.5	12.4	63.0	16.7	16.3	46.7	12.4
Titanium Dioxide Pigments	5.6	5.4	4.3	1.3	1.3	0.9	0.4	9.5	(8.6)	(4.0)
Advanced Ceramics	9.7	11.2	3.4	6.3	7.3	15.1	8.7	7.7	7.4	4.3
Groupe Novasep	13.0	15.9	1.8	11.2	13.7	33.6	21.8	6.6	27.0	17.5

Total	$72.6	9.7%	$20.6	$52.0	7.0%	$143.1	9.9%	$47.8	$95.3	6.6%

Pro forma Net Income:
Performance Additives	$—	-%				$(0.3)	(0.9)%
Specialty Compounds	(1.0)	(23.3)				0.9	11.7
Electronics	0.5	71.4				0.5	38.5
Specialty Chemicals	16.8	143.6				18.9	114.5
Titanium Dioxide Pigments	(6.5)	(79.3)				(7.2)	(66.7)
Advanced Ceramics	(6.8)	(59.1)				(4.0)	(34.8)
Groupe Novasep	(8.5)	(163.5)				(11.4)	(228.0)
Corporate	57.2	219.2				90.0	196.5

Total	$51.7	140.1%				$87.4	221.3%

Pro forma Adjusted EBITDA:
Performance Additives	$(1.4)	(2.9)%	$0.6	$(2.0)	(4.1)%	$(1.8)	(2.2)%	$1.1	$(2.9)	(3.5)%
Specialty Compounds	(0.8)	(9.8)	0.1	(0.9)	(11.0)	(0.3)	(2.0)	0.2	(0.5)	(3.3)
Electronics	(0.4)	(5.4)	0.1	(0.5)	(6.8)	(1.2)	(8.6)	—	(1.2)	(8.6)
Specialty Chemicals	15.1	44.0	1.3	13.8	40.2	21.1	29.6	3.6	17.5	24.5
Titanium Dioxide Pigments	2.2	11.1	0.9	1.3	6.5	2.7	6.7	2.0	0.7	1.7
Advanced Ceramics	4.9	25.5	0.8	4.1	21.4	6.9	17.9	2.0	4.9	12.7
Groupe Novasep	(0.1)	(0.8)	0.4	(0.5)	(3.9)	(3.2)	(12.2)	0.8	(4.0)	(15.3)
Corporate	0.4	4.0	(1.0)	1.4	14.1	0.4	2.1	(1.2)	1.6	8.2

Total	$19.9	14.2%	$3.2	$16.7	11.9%	$24.6	9.1%	$8.5	$16.1	6.0%

Overview—Actual three months ended June 30, 2005 compared with pro forma three months ended June 30, 2004

        Net sales increased $72.6 million on a pro forma basis with $20.6 million due to currency changes. The remaining sales improvement of $52.0 million or 7.0% was primarily in the Specialty Chemicals segment, the Advanced Ceramics segment and the Specialty Compounds segment due to the impact of higher selling prices in each of the segments to offset higher raw material costs, and volume increases in the Specialty Compounds segment. Also, net sales for our Groupe Novasep segment were favorably impacted by $13.0 million primarily due to acquisitions made by Groupe Novasep after the second quarter of 2004.

        Adjusted EBITDA increased $19.9 million on a pro forma basis with $3.2 million due to currency changes. The remaining increase of $16.7 million was due to higher selling prices offset by higher raw material costs and lower selling, general and administrative expenses incurred at the operating segments.

        Net income on a pro forma basis increased by $51.7 million in the second quarter of 2005.

Pro Forma Net Sales

        Performance Additives.    Net sales on a pro forma basis for our Performance Additives segment were flat, as currency changes and selling price increases offset lower volume.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $9.6 million or 18.3% over the prior period including the impact of higher selling prices ($4.9 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $3.7 million over the prior year period with $1.1 million due to currency changes. Despite $0.6 million of price declines from continued pricing pressures in the wafer reclaim business, a remaining increase of $2.6 million or 6.3% occurred primarily due to increases in sales volumes.

        Specialty Chemicals.    Net sales for our Specialty Chemicals segment increased $30.9 million on a pro forma basis over the prior period, including $7.4 million related to currency changes. The remaining increase of $23.5 million or 12.4% was primarily due to higher sales prices ($5.4 million) primarily in metal sulfide products realized due to the pass through of raw material cost increases and volume growth in the Surface Treatment businesses.

        Titanium Dioxide Pigments.    Net sales for our Titanium Dioxide Pigments segment increased on a pro forma basis versus the prior year period, primarily due to favorable currency changes.

        Advanced Ceramics.    Net sales for our Advanced Ceramics segment increased $9.7 million on a pro forma basis over the prior year period, including $3.4 million related to currency changes. The remaining increase was primarily due to a better mix of medical products and Piezo applications.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $13.0 million on a pro forma basis as compared to the prior year period. However, this increase primarily related to Novasep acquisitions made after the second quarter of 2004.

Pro Forma Net Income (Loss)

        Net income increased $51.7 million on a pro forma basis over the prior year period primarily due to increases of $57.2 million in Corporate due primarily to foreign exchange gains resulting from the weakening of the euro during the second quarter of 2005 and $16.8 million in the Specialty Chemicals segment resulting primarily from the sales volume growth and favorable currency effects in the Surface Treatment business described above, partially offset by decreases in other segments.

Pro Forma Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased from $48.6 million to $47.2 million despite $0.6 million of favorable currency changes. The remaining decrease of $2.0 million was primarily due to higher raw material prices of $3.0 million partially offset by lower SG&A costs.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased from $8.2 million to $7.4 million or 9.8% primarily due to higher raw material prices of $5.7 million, partially offset by higher selling prices and stronger volume described above.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased from $7.4 million to $7.0 million primarily due to selling price decreases.

        Specialty Chemicals.    Adjusted EBITDA for our Specialty Chemicals segment increased $15.1 million on a pro forma basis over the prior period, including $1.3 million related to currency changes. The remaining increase of $13.8 million was primarily due to volume growth in the Surface Treatment businesses. Also, higher sales prices primarily in metal sulfide products were realized due to the pass through of raw material cost increases.

        Titanium Dioxide Pigments.    Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $2.2 million on a pro forma basis over the prior year period, with $0.9 million of favorable currency changes. The remaining increase of $1.3 million was primarily due to cost reduction measures.

        Advanced Ceramics.    Adjusted EBITDA for our Advanced Ceramics segment increased $4.9 million on a pro forma basis over the prior year period, including $0.8 million related to currency changes. The remaining increase of $4.1 million is primarily due to a better mix of medical products and Piezo applications.

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment decreased $0.1 million on a pro forma basis as compared to the prior year period despite $0.4 million related to favorable currency changes. The remaining decrease of $0.5 million in Adjusted EBITDA occurred, as the increased sales discussed above did not yield a proportionate increase in Adjusted EBITDA as this higher sales level stemmed from lower margin business. In addition, 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

        Corporate.    Adjusted EBITDA loss at Corporate decreased $0.4 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Overview—Actual six months ended June 30, 2005 compared with pro forma six months ended June 30, 2004

        Net sales increased $143.1 million on a pro forma basis with $47.8 million due to currency changes. The remaining sales improvement of $95.3 million or 6.6% was primarily in the Specialty Chemicals segment, the Performance Additives segment and the Specialty Compounds segment due to the impact of higher selling prices in each of the segments to offset higher raw material costs, and volume increases in the Specialty Compounds segment. Net sales for our Groupe Novasep segment were favorably impacted by $33.6 million due primarily to acquisitions made by Groupe Novasep after the second quarter of 2004.

        Adjusted EBITDA increased $24.6 million on a pro forma basis with $8.5 million due to currency changes. The remaining increase of $16.1 million was due to higher selling prices and by lower selling, general and administrative expenses incurred at the operating segments offset by higher raw material costs.

        Net income on a pro forma basis increased by $87.4 million for the first six months of 2005.

Pro Forma Net Sales

        Performance Additives.    Net sales on a pro forma basis for our Performance Additives segment increased $4.6 million with $3.8 million due to currency changes. The remaining increase was $0.8 million or 0.2%.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $19.8 million or 19.7% over the prior period including the impact of higher selling prices ($9.1 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $6.1 million over the prior year period with $2.4 million due to currency changes. The remaining increase of $3.7 million or 4.5% occurred despite $1.4 million of continued pricing pressures in the wafer reclaim business due to increases in sales volumes.

        Specialty Chemicals.    Net sales for our Specialty Chemicals segment increased $63.0 million on a pro forma basis over the prior period, including $16.3 million related to currency changes. The remaining increase of $46.7 million or 12.4% was primarily due to higher sales prices ($13.0 million) primarily in metal sulfide products realized due to the pass through of raw material cost increases and volume growth in the Surface Treatment businesses.

        Titanium Dioxide Pigments.    Net sales for our Titanium Dioxide Pigments segment increased slightly on a pro forma basis versus the prior year period, with favorable currency changes largely offset by weaker demand for synthetic fiber caused by lower prices for cotton, which is a competing fiber.

        Advanced Ceramics.    Net sales for our Advanced Ceramics segment increased $15.1 million on a pro forma basis over the prior year period, including $7.7 million related to currency changes. The remaining increase of $7.4 million is primarily due to a better mix of medical products and Piezo applications.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $33.6 million on a pro forma basis as compared to the prior year period with $6.6 million related to currency changes. The remaining increase was primarily related to Novasep acquisitions made after the second quarter of 2004.

Pro Forma Net Income (Loss)

        Net income increased $87.4 million on a pro forma basis over the prior year period primarily due to increases of $90.0 million in Corporate due primarily to foreign exchange gains resulting from the weakening of the euro during the first six months of 2005 and $18.9 million in the Specialty Chemicals segment resulting primarily from the sales volume growth and favorable currency effects in the surface treatment business described above, partially offset by decreases in other segments.

Pro Forma Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased from $83.2 million to $81.4 million despite $1.1 million of favorable currency changes. The remaining decrease of $2.9 million was primarily due to the impact of higher raw material prices.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased from $15.0 million to $14.7 million or (2.0%) primarily due to higher raw material prices of $10.4 million, partially offset by higher selling prices of $9.1 million and stronger sales volume described above.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased from $14.0 million to $12.8 million or (8.6%) primarily due to $1.4 million in selling price decreases.

        Specialty Chemicals.    Adjusted EBITDA for our Specialty Chemicals segment increased $21.1 million on a pro forma basis over the prior period, including $3.6 million related to currency changes. The remaining increase of $17.5 million was primarily due to volume growth in the Surface Treatment businesses. Also, higher sales prices primarily in metal sulfide products were realized due to the pass through of raw material cost increases.

        Titanium Dioxide Pigments.    Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $2.7 million on a pro forma basis over the prior year period, with $2.0 million of favorable currency changes. The remaining increase of $0.7 million was due to cost reduction measures partially offset by soft demand for synthetic fiber used in clothing caused by lower prices for cotton, which is a competing fiber.

        Advanced Ceramics.    Adjusted EBITDA for our Advanced Ceramics segment increased $6.9 million on a pro forma basis over the prior year period, including $2.0 million related to currency changes. The remaining increase of $4.9 million is primarily due to a better mix of medical products and Piezo applications.

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment decreased $3.2 million on a pro forma basis as compared to the prior year period despite $0.8 million related to favorable currency changes. The remaining decrease of $4.0 million was primarily due to continued capacity utilization issues at the Rohner plant while higher sales at the remaining facilities did not yield a proportionate increase in Adjusted EBITDA as the higher sales level stemmed from lower margin business. In addition, 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

        Corporate.    Adjusted EBITDA loss at Corporate decreased $0.4 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA on a consolidated and segment basis for the three months and six months ended June 30, 2004:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemical	Titanium Dioxide	Advanced Ceramics	Group Novasep	Corporate	Consolidated
	(in millions)
Three months ended June 30, 2004
Net income (loss)	$21.4	$4.3	$0.7	$11.7	$8.2	$11.5	$5.2	$(26.1)	$36.9
Income tax provision (benefit)	11.0	2.1	0.1	3.4	(2.3)	(5.9)	(0.9)	(16.2)	(8.7)
Interest expense, net	7.5	(0.2)	1.6	10.5	6.9	7.2	2.3	23.5	59.3
Depreciation and amortization	8.5	2.0	5.2	9.6	7.1	6.4	6.1	0.2	45.1
Restructuring and related charges	—	—	—	—	—	—	0.2	—	0.2
Systems /organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Foreign exchange gain	0.2	—	(0.2)	(0.9)	—	—	—	3.6	2.7
Other	—	—	—	—	—	—	—	—	—

Total Adjusted EBITDA	$48.6	$8.2	$7.4	$34.3	$19.9	$19.2	$12.9	$(9.9)	$140.6

Six months ended June 30, 2004
Net income (loss)	$32.5	$7.7	$1.3	$16.5	$10.8	$11.5	$5.0	$(45.8)	$39.5
Income tax provision (benefit)	19.8	3.7	1.0	14.3	0.7	(1.4)	3.6	(21.5)	20.2
Interest expense, net	15.0	(0.3)	3.3	22.5	14.6	15.4	5.0	47.1	122.6
Depreciation and amortization	17.1	3.9	10.4	19.1	14.2	12.8	12.1	0.5	90.1
Restructuring and related charges	—	—	—	—	—	0.1	0.3	—	0.4
Systems /organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Foreign exchange gain	(1.2)	—	(2.0)	(1.1)	—	—	—	(5.4)	(9.7)
Other	—	—	—	—	—	0.2	0.2	0.5	0.9

Total Adjusted EBITDA	$83.2	$15.0	$14.0	$71.3	$40.3	$38.6	$26.2	$(19.5)	$269.1

Liquidity and Capital Resources

Cash Flows

        Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at June 30, 2005 exchange rates.

        Operating Activities.    Net cash provided by operating activities was $62.9 million and $44.7 million for the six months ended June 30, 2005 and 2004, respectively. Net cash from operating activities increased in 2005 from higher Adjusted EBITDA offset by an increase in working capital primarily due to the inclusion of the businesses acquired in the 2004 acquisitions and the impact of seasonality on some of our businesses.

        Investing Activities.    Net cash used in investing activities was $76.6 million and $13.3 million for the six months ended June 30, 2005 and 2004, respectively. Investing activities primarily represented capital expenditures, which increased due mostly to the Dynamit Nobel Acquisition.

        Financing Activities.    Net cash used in financing activities was $15.6 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively, which represented scheduled payments for long-term debt.

Liquidity

        On August 22, 2005, we completed an initial public offering (IPO) of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriter's exercise of the over-allotment option. As a result, we received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were used as follows:

  •
  $61.1 million and €98.3 million ($120.2 million, based on the August 22, 2005 exchange rate of €1.00= $1.2232) was used to redeem the outstanding principal amounts of the pay-in-kind loans and notes, which were reported as part of long-term debt, and to pay accrued and unpaid interest and a redemption premium;

  •
  $89.2 million was used to redeem the outstanding principal amount of the 12% senior discount notes, which were reported as part of long-term debt (including accreted and unpaid interest), which were held by an affiliate of KKR;

  •
  $116.2 million of the net proceeds was used to redeem $101.6 million, or 27%, of the 2011 notes, which were reported as part of long-term debt, and pay a redemption premium and accrued and unpaid interest;

  •
  $38.5 million was used to redeem all outstanding shares of the 15% redeemable convertible preferred stock, which were held by an affiliate of KKR, including a redemption premium and accumulated and unpaid dividends; and

  •
  $10.0 million was used to terminate the management services agreement with affiliates of KKR and DLJMB III.

        Except with respect to the pay-in-kind loans and notes in which repayment became mandatory upon completing the IPO, each of these repayments and redemptions was voluntary.

        $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB. This amount consists of $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the 15% redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by CSFB, an affiliate of DLJMB, in its capacity as underwriter. Five of the nine members of our current board of directors are affiliated with KKR; two are affiliated with DLJMB; one, our chairman, is our chief executive officer. On August 1, 2005, the Board appointed Douglas L. Maine to the Board of Directors. The Company considers Mr. Maine to be "independent" pursuant to the rules of the Securities and Exchange Commission and the NYSE. Prior to the offering, our board of directors consisted of eight members who voted unanimously to approve the offering.

        The pay-in-kind loans and notes, which were incurred and issued by our direct subsidiary Rockwood Specialties Consolidated, Inc., accrued interest at the rate of 15% per year and were to mature in 2011 and 2015, respectively. Interest was paid on these loans and notes by increasing the principal amount outstanding rather than making cash payments. The senior discount notes, which were issued by our indirect subsidiary Rockwood Specialties International, Inc., accrued interest at the rate of 12% per year, but did not require cash interest payments until 2007, and were to mature in 2011. The 2011 notes, which were issued by Group, accrue interest at the rate of 10 5/8% per year and mature in 2011. The redeemable convertible preferred stock accumulated dividends at 15% per year. See Note 9, "Redeemable Convertible Preferred Stock," in Item 1—Financial Statements (Unaudited).

        Pre-tax charges related to the write-off of deferred financing costs associated with debt repaid with IPO proceeds were approximately $13.7 million.

        Our primary source of liquidity has been and will continue to be cash generated from operations. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for small transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons.

        We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2005 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—General section above, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility were to be insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions.

        As of June 30, 2005, we had total indebtedness of $3,222.7 million. As of June 30, 2005, on a pro forma as adjusted basis after giving effect to our initial public offering, our total indebtedness would have been $2,860.7 million.

        Senior secured credit facilities.    The senior secured credit facilities, as amended, consist of:

  •
  tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $47.4 million) and tranche A-2 term loans in an aggregate principal amount of €170.4 million (or approximately $206.3 million), each maturing on July 30, 2011 and bearing interest at the Company's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%;

  •
  tranche C term loans in an aggregate principal amount of €274.8 million (or approximately $332.7 million) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 3.00%;

  •
  tranche D term loans in an aggregate principal amount of $1,145.0 million maturing on July 30, 2012 and bearing interest at the Company's option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%; and

  •
  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%. As of June 30, 2005 and September 13, 2005, we had no amounts outstanding under this facility. We had outstanding letters of credit of $21.8 million at September 13, 2005 that reduced our availability under the credit facility.

        The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on June 30, 2005 of €1.00=$1.2106. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 1/2 of 1%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche C and tranche D term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date.

        The Company's borrowings and the borrowings of Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

        In addition to the financial covenants described below under "Covenant Compliance," the Company's senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions.

        2011 Notes and 2014 Notes.    The Company's 2011 Notes had an aggregate principal amount of $375.0 million at June 30, 2005, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($454.0 million) in the case of the euro Notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. As previously discussed, $101.6 million, or 27%, of the 2011 notes were redeemed as part of the IPO. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 notes accrues at the rate of 7.625% in the case of euro Notes and 7.500% in the case of dollar Notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem up to 35% of the initial aggregate principal amount of the 2011 notes at a redemption price equal to 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date at any time prior to May 15, 2006, with the net proceeds of one or more equity offerings. Thereafter, the Company may redeem at a premium which declines annually through maturity.

        The Company's 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under "—Covenant Compliance"); pay dividends or make other equity distributions or repurchase capital stock (as described below under "—Covenant Compliance"); make investments or other restricted payments (as described below under "—Covenant Compliance"); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

        Covenant compliance.    In addition to the affirmative and restrictive covenants, the Company's senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

  •
  a maximum total leverage ratio: for the twelve-month period ended June 30, 2005, net debt to Adjusted EBITDA must be less than 6.75 to 1.

  •
  a minimum interest coverage ratio: for the twelve-month period ended June 30, 2005, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.70 to 1.

        These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indentures governing the 2011 Notes and the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable.

        The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. These covenants are material terms of the indentures governing the 2011 Notes and 2014 Notes.

        We were in compliance with all of the above covenants as of June 30, 2005 and December 31, 2004.

        Given our use of Adjusted EBITDA (see—Special Note Regarding Non-GAAP Financial Measures for the definition of Adjusted EBITDA and management's uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

	Six months Ended June 30,
	2005	2004
	(millions)
Net cash provided by operating activities	$62.9	$44.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	95.8	6.2
Current portion of income tax provision	20.6	7.6
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	105.4	36.8
Restructuring and related charges	5.8	—
CCA litigation defense costs	1.5	—
Systems/organization establishment expenses	1.9	1.0
Cancelled acquisition and disposal costs	0.6	0.1
Stamp duty tax	—	4.0
Foreign currency gain	—	(0.3)
Bad debt provision	(0.8)	(0.9)

Total Adjusted EBITDA	$293.7	$99.2

        Assumed debt.    Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under ten euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €25.6 million ($30.9 million) as of June 30, 2005. These term loans mature between 2006 and 2010 and bear annual interest rates ranging between 1.00% and 4.25% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under eight term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $41.3 million as of June 30, 2005. These term loans mature between 2005 and 2011 and bear annual interest rates ranging between 2.22% and 5.64%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

        Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €13.0 million ($15.7 million) and $10.8 million ($26.5 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Novasep subsidiary level totaling €5.9 million ($7.2 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €11.0 million ($13.3 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

        "Assumed debt" includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Capital Expenditures

        For the six months ended June 30, 2005 and 2004, our capital expenditures, excluding capital leases, amounted to $76.8 million and $13.3 million, respectively. The capital expenditures of Rockwood and Dynamit Nobel have averaged $61.0 million and $108.7 million, respectively, per year over the last three years. Rockwood's capital expenditures consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment. In addition, Rockwood also made a significant investment in a new facility to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line. Also, we are currently expanding our medical products production in our Advanced Ceramics segment through a new facility in Germany. In addition to maintenance capital expenditures, Dynamit Nobel's growth capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment.

        We intend to apply our capital discipline and stringent controls to reduce our future capital expenditures as compared to historical levels for the acquired businesses of Dynamit Nobel. Our annual capital expenditures will increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales.

Foreign currency related transactions

        As of June 30, 2005, $1,282.8 million of the debt outstanding is denominated in euros.

Management and transaction fees

        KKR and DLJ Merchant Banking III, Inc. provided us with consulting and management advisory services for an aggregate annual fee of $2.1 million, increasing 5% annually. In connection with the initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have terminated the management services agreement effective upon the closing of the offering for an aggregate consideration of $10.0 million.

Off-Balance Sheet Arrangements

        None.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates include assessing, among other things:

  •
  the fair values of assets acquired and liabilities assumed in business combinations;

  •
  the use and recoverability of inventory;

  •
  the valuation of deferred tax assets;

  •
  impairment of goodwill, property, plant and equipment and other intangible assets; and

  •
  the useful lives of tangible and intangible assets.

        We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        See Note 1, "Description of Business and Summary of Significant Accounting Policies," in Item 1—Financial Statements (Unaudited) for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

        Revenue Recognition.    We recognize revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred and collectibility is reasonably assured. We believe that we have adequate credit granting procedures in place and operating effectively so that collectibility is reasonably assured. We have a low incidence of uncollectible accounts. Additionally, credit insurance is purchased at times by certain of our businesses, particularly in Europe, to protect against collection risk. Accruals are made for sales returns based on our experience and for other allowances based on the terms of allowance programs put in place. Although we believe that sufficient experience and history exists to make reasonable estimates as to such accruals and allowances, actual results can differ depending on market conditions.

        Impairment Accounting.    The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable.

        Initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA for the current year and the following year budget. If potential impairment is identified, we may expand the review to take into account expected future cash flows in subsequent years. Similarly, when we test for impairment of long-lived assets other than goodwill we initially review the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively "asset"). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of SFAS 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

        These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the peer group multiples used in 2004 had been 10% lower, no additional goodwill impairment would have been recorded. However, if the peer group multiples used in 2003 had been 10% lower, we might have had an additional goodwill impairment of approximately $8.0 million in one of our reporting units. As noted above, if we had discovered such a potential impairment we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years, which might have resulted in a different impairment assessment.

        We have not to date had circumstances occur that caused us to review the values of individual long-lived assets for impairment. However, in 2004 and 2003 we did review for impairment the assets of an entire reporting unit within our Electronics segment. Had the calculation multiple in 2003 or the future cash flow estimates in 2004 been 10% lower, we would have recorded an additional impairment in this reporting unit of approximately $3.5 million in 2003 and $1.1 million in 2004.

        Business Combinations—We account for business combinations using the purchase method of accounting as required by SFAS 141 Business Combinations. Under the purchase method of accounting we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

  •
  The fair values of work-in-process and finished goods inventories are estimated based on selling price less selling profit. The calculation of selling profit requires a judgment on the relative margins derived from manufacturing vs. marketing efforts.

  •
  The fair value of property, plant and equipment can be estimated by a variety of methods taking into account market values, replacement cost, and remaining useful life. Although market value and replacement cost is sometimes readily obtainable, often this requires judgment, as does determining the estimated remaining useful life. When we believe that property, plant and equipment acquired will be material to our overall balance sheet, or that fair value might represent a significant difference from the historical cost (net of accumulated depreciation) of such assets, we have engaged an independent appraiser to provide us with expert advice on such estimates, as we have done in our recent acquisitions and combinations of Dynamit Nobel and Groupe Novasep. However, it is not uncommon for appraisers to differ on the valuation of items (such as manufacturing equipment) where a ready secondary market does not exist.

  •
  The fair value of identifiable intangible assets such as patents and other intellectual property, customer lists, and trademarks, can be estimated by discounted cash flow and return on royalties. The process utilized to identify intangible assets is consistent with the requirements of SFAS 141. When considered material, we have engaged an independent appraiser to provide expert advice in the identification of intangible assets acquired, valuation of such assets and determination of the estimated useful life. An independent appraiser, with management's oversight and input, is required to make judgments and estimates that could cause such appraisals to differ from those of other appraisal experts.

  •
  In order to determine the fair value of intangible assets and other long terms assets, a discount rate and royalty rate is determined in conjunction with our independent appraiser. The discount rate is based on the capital structure and a beta analysis of our closest peers in order to determine the weighted average cost of capital. The royalty rate is based on professional judgment taking into consideration the type of product, market and perceived strength. The discount rate and royalty rate has a material impact on the determination of the fair value.

  •
  Purchase accounting often involves the same critical estimates that are required in our ordinary course of business including estimates of the following items:

  •
  Deferred tax asset or liability

  •
  Pension liability

  •
  Restructuring liability

  •
  Legal and environmental reserves

    We use many of the same criteria and outside expert advice when determining the range of potential amounts as their counterparts described below.

        Goodwill is an intangible asset that represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. While goodwill itself does not represent an estimate, under SFAS 141 we must assign goodwill to one or more reporting units. Allocation of goodwill to reporting units requires judgments about the relative fair values of reporting units including the fair value of their identifiable assets and estimates as to the present value of future cash flows expected from the reporting units as adjusted by a weighted average and or risk-adjusted costs of capital. Goodwill is assessed for impairment at least annually.

        Some of our business combinations have complex terms that may result in conflicting claims between buyer and seller concerning the purchase price itself. Management is required to assess the probability and amount (or range of amounts) of such claims, and, where possible, determine the most likely amount due.

        Legal Matters.    We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience at assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

        Environmental Matters.    We accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized, and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. As such, it can be extremely difficult to accurately estimate such costs. We do not include anticipated recoveries from insurance carriers or other third parties in our accruals for environmental liabilities.

        We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $48.1 million for known environmental liabilities as of June 30, 2005. Included in the $48.1 million and $51.9 million as of June 30, 2005 and December 31, 2004, respectively, is €6.5 million ($7.9 million using the exchange rate on June 30, 2005 of €1.00 = $1.2106) that is discounted using a 5.0% discount rate (undiscounted amount equals $12.1 million), and €2.4 million ($2.9 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $4.6 million). Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

        We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Note 12, "Commitments and Contingencies," in Item 1—Financial Statements (Unaudited).

        Restructuring.    We record restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of our operations as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. These charges are based on various factors including the employee's length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, we calculate our best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

        For example, we have accrued liabilities of $18.7 million as of June 30, 2005 to cover restructuring liabilities for employee severance and facility closure costs in connection with the Dynamit Nobel Acquisition. Although under the rules of purchase accounting, this is not charged to operations, in the event that our estimates of such costs are too low, an additional charge to operations would be required.

        Deferred Taxes.    We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized based on available evidence weighted toward evidence that is objectively verifiable. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the net deferred tax asset would increase income (or decrease goodwill for any net deferred tax assets acquired in the Dynamit Nobel Acquisition) in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income (or increase goodwill for any net deferred tax assets acquired in the Dynamit Nobel Acquisition) in the period such determination was made.

        We have cumulative net operating loss carry forwards in the U.S., Germany, Switzerland, Italy, Mexico, and the UK. We have fully reserved for net operating loss carry forwards in Switzerland, Italy, Mexico and the UK and certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. Also, we had fully reserved for U.S. Federal net operating loss carryforwards as of December 31, 2004. However, in accordance with Company policy, the U.S. Federal valuation allowance has been partially reversed as a result of positive operating results (see below). We have not recorded valuation allowances on our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

        SFAS 109, Accounting for Income Taxes, ("SFAS 109") paragraph 105, "requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance." Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

        We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2002, 2003 and 2004 and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

        During the fourth quarter of 2004, the further weakening of the dollar resulted in significant foreign exchange losses on our euro-denominated debt resulting in a cumulative three-year steady-state taxable loss. Based on our policy and the resulting cumulative steady-state loss analysis, we determined during the fourth quarter that a full valuation allowance was required on the deferred tax assets of

$48.2 million related to the United States federal net operating loss carryforwards (including acquired net operating loss carryforwards) of $137.8 million. In addition, as a result of the cumulative steady-state loss, we recorded a full valuation allowance of $34.1 million during the fourth quarter on the remaining net United States deferred tax assets including interest on the pay-in-kind loans and notes and the senior discount notes. The valuation allowance for US net operating losses established at December 31, 2004 has been reduced by $39.4 million in the first six months of 2005 based on our policy and the steady state analysis. Of this reduction, $11.1 million has been recorded as a decrease to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel acquisition. The remaining $28.3 million has been reflected as a reduction in income tax expense for the first six months ended June 30, 2005. The determination of the net operating losses to be utilized is based on a "first-in, first-out" methodology.

        We also identified a tax planning strategy as part of our evaluation of evidence needed to rebut the presumption that a full valuation allowance was required for U.S. NOL carry forwards at December 31, 2002 and 2003. Specifically, we identified the sale of an appreciated non-core business. While the existence of a qualifying strategy often provides more objectively determinable evidence of realization and may be given more weight than a forecast of future taxable income, in our analysis we did not rely entirely on the potential sale because we had other sources of taxable income which were sufficient for us to conclude that no valuation allowance was required at December 31, 2002 and 2003.

        We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL's.

        Stock-Based Compensation.    The sales of common stock and grants of stock options during the year ended December 31, 2004 were made to management and certain other employees as part of the Dynamit Nobel Acquisition. Accordingly, our board of directors determined that sales and grants would be made at the same purchase price and related exercise price per share paid by KKR and DLJMB. We and KKR had negotiated this price with DLJMB on an arm's-length basis based on our financial condition, historical results of operations and forecasts of the combined entity resulting from the Dynamit Nobel Acquisition.

        Determination of Fair Value—At the time the shares of common stock were sold and the stock options were granted, our board of directors determined that the price per share paid by DLJMB as part of the Dynamit Nobel Acquisition provided objective evidence of the fair value of the common stock sold and options granted in the 2004 management equity program, and thus did not obtain a contemporaneous valuation by an unrelated valuation specialist.

        Our board of directors further determined the fair value of the common stock sold and options granted did not change from July 31, 2004 (the date of consummation of the Dynamit Nobel Acquisition) to November 30, 2004 (the date the 2004 management equity program was substantially completed) because, among other reasons:

  •
  our operations and forecasts had not changed in any material respect, largely due to the proximity in time to the consummation of the Dynamit Nobel acquisition;

  •
  uncertainty and risk surrounded the integration of the acquired Dynamit Nobel businesses with our historical businesses; and

  •
  at the time of the sales of common stock and the grants of stock options, we had not yet completed the Groupe Novasep combination which was subject to numerous closing conditions.

        Subsequently, we performed a valuation of our common stock as of November 30, 2004 using a retrospective approach consistent with the valuation techniques applied in connection with the July 2004 equity investment by KKR and DLJMB. The results of this valuation approach were materially consistent with our board of director's conclusion that the fair value of the common stock on the date of sale or grant was the same as the price per share paid by DLJMB.

        Additionally, we performed an implied market value analysis based on the stock price performance of our eight most comparable peers. In calculating this implied market value, we applied the percentage change in market value of these peers on a monthly basis beginning with July 31, 2004. The analysis further validated the conclusion that the fair value of the common stock on the date of sale or grant at $14.61 per share was reasonable.

        Based on an initial public offering price of $20.00 per share, the intrinsic value of the options outstanding at December 31, 2004 was $31.3 million, of which $7.5 million related to vested options and $23.8 million related to unvested options.

        Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value—In determining the fair value of our common stock, we are required to make complex and subjective judgments. This determination represents a critical accounting estimate. Specifically, we retrospectively determined fair value as of November 30, 2004 by multiplying the adjusted EBITDA of the combined company on a pro forma last twelve months basis by the same multiple at which KKR and DLJMB valued the combined Rockwood and Dynamit Nobel businesses in July 2004. The enterprise value of the combined company was then determined by subtracting from this amount the combined company's long-term debt, net of cash and cash equivalents, as of November 30, 2004. This resulting enterprise value was then divided by the outstanding number of shares as of November 30, 2004 to determine the estimated fair value per share.

        Significant Factors Contributing to the Difference between Fair Value as of the dates of each grant and IPO Price—During the year ended December 31, 2004, we granted 2,091,852 stock options, each with an exercise price of $14.61 per share, which we also determined to be the fair value of our common stock. We believe the difference between $14.61 per share and the public offering price is due to several factors that were not anticipated on the dates of the common stock sales and stock option grants and certain events that have occurred, and have resulted, in an increased fair value of our common stock in connection with the initial public offering. They include:

  •
  Market factors

  Successful Initial Public Offerings by Two Chemical Companies—Two chemical companies successfully completed an initial public offering in November 2004 and January 2005. This return of chemical companies to the public equity markets in an initial public offering context bolstered our equity value by significantly increasing our chances of successfully completing an initial public offering. Based on the successful initial public offering in the United States of one of these companies, previously listed in Germany, the likelihood of a successful U.S. initial public offering of a chemicals company with significant European operations, such as Rockwood, increased significantly.

  Completion of the Initial Public Offering—The completion of the initial public offering in August 2005 increased the value of our common stock due to the resulting significant increase in liquidity and marketability. In addition, due to the repayment of our pay-in-kind loans and redemption of our pay-in-kind notes and senior discount notes, which have a high rate of interest and due to the significant reduction in the cost of equity as a public company, we believe our weighted average cost of capital has declined contributing to a higher valuation of our common stock.

  •
  Business factors

  Reduced Leverage—The application of a substantial portion of the net proceeds of the initial public offering to reduce our substantial leverage has improved our liquidity significantly. This positively affects the "net equity value," increasing the overall fair value of the common stock.

  Successful Integration of Dynamit Nobel.    The integration risk associated with the Dynamit Nobel Acquisition has been largely eliminated since the time of the sales of common stock and grants of stock options.

  Completion of the Groupe Novasep Combination.    On December 31, 2004, one of our subsidiaries completed the Groupe Novasep combination. We believe this combination improved the value of this segment and our overall value.

        Subsequent to December 31, 2004, there were no stock options granted other than stock options exercisable for 12,500 shares of common stock granted on August 16, 2005 at the IPO price.

        Pensions, Postemployment and Postretirement Costs.    In connection with the KKR, Dynamit Nobel, and pigments and dispersion acquisitions as well as the Novasep combination, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR and pigments and dispersion acquisitions, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

        The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates). These assumptions may have an effect on the amount and timing of future contributions or benefit payments. For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We cannot predict these bond yields or investment returns and therefore cannot reasonably estimate whether adjustments to our stockholders' equity for minimum pension liability in subsequent years will be significant.

Commitments and Contingencies

        See Note 12, "Commitments and Contingencies," in Item 1—Financial Statements (Unaudited) for a discussion of the Company's Commitments and Contingencies.

Recent Accounting Pronouncements

        See Note 1, "Description of Business and Summary of Significant Accounting Policies," in Item 1—Financial Statements (Unaudited) for a discussion of recent accounting pronouncements.

Forward-Looking Statements

        This document contains forward-looking statements. Forward-looking statements are not statements of historical fact and may involve a number of risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable, and in particular, appear in Part I—Financial Information, "Item 1—Financial Statements (Unaudited)—Notes to Condensed Consolidated Financial Statements" and "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "predict," "could," "may" and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these factors include, among other things:

  •
  changes in demand for our products;

  •
  fluctuations in interest rates, exchange rates and currency values;

  •
  availability and pricing of raw materials;

  •
  fluctuations in energy prices;

  •
  changes in the end-use markets in which our products are sold;

  •
  changes in the general economic conditions in North America and Europe and in other locations in which we currently do business;

  •
  technological changes affecting production of our materials;

  •
  our high level of indebtedness;

  •
  governmental and environmental regulations and changes in those regulations;

  •
  hazards associated with chemicals manufacturing;

  •
  risks associated with negotiating, consummating and integrating acquisitions, especially relating to the Dynamit Nobel Acquisition;

  •
  risks associated with competition and the introduction of new competing products, especially in the Asia-Pacific region; and

  •
  risks associated with international sales and operations.

        You should keep in mind that any forward-looking statements made by us in this document or elsewhere speak only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

        A discussion and analysis of the Company's market risk is included in the Company's Form S-1 (Amendment No. 6). There have been no significant changes to these market risks as of June 30, 2005.

Item 4. Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

        Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005. We have identified a material weakness in internal controls within the financial reporting process with respect to the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits related to our newly acquired businesses mainly due to our dependence on external resources for data accumulation and analysis, and within the design and operation of our purchase accounting review procedures.

        The material weakness regarding the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits related to our newly acquired businesses and resulted in our inability to timely file Group's Annual Report on Form 10-K. We originally filed a registration statement on Form S-1 with the SEC in February 2005 and we decided to incorporate into Group's Annual Report on Form 10-K all relevant information obtained as a result of that registration process. Additionally, we entered into several significant transactions during 2004, most notably the acquisition of the Dynamit Nobel businesses, along with the acquisition of the pigments and dispersions business of Johnson Matthey plc and the Groupe Novasep combination. These transactions substantially expanded the scope of our business operations, which in turn significantly increased the complexity of our financial reporting obligations. As a result of this significantly increased complexity, we were unable to incorporate into Group's Annual Report on Form 10-K in a timely manner certain information, principally related to our newly acquired businesses, and information that we obtained as a result of the registration process.

        The material weakness within the design and operation of our purchase accounting review procedures resulted in certain purchase accounting errors in connection with the Dynamit Nobel Acquisition and the Groupe Novasep combination that required adjustment. These errors consisted of a mathematical error in the determination of the minority interest attributable to the Groupe Novasep combination and an error in the determination of the Groupe Novasep SAS purchase price, certain mathematical errors contained in the valuation report prepared by our independent valuation specialists in conjunction with the Dynamit Nobel Acquisition and an error in the determination of the fair value of deferred income and restructuring reserves related to the former corporate offices of Dynamit Nobel.

        As a result of these errors, we restated Group's consolidated balance sheet as of December 31, 2004 and consolidated statement of changes in stockholders' equity for the year then ended and

Group's consolidated balance sheet as of December 31, 2004 and consolidated statement of stockholder's equity for the year then ended in Group's Annual Report on Form 10-K and Group's consolidated balance sheet as of March 31, 2005 in Group's quarterly report on Form 10-Q.

        The errors related to the Groupe Novasep combination involved isolated manual calculations performed outside of our electronic consolidation system. As a result of these errors, we are in the process of implementing additional detailed review procedures of these calculations, including additional levels of review by our existing corporate accounting staff, as part of our quarter- and year-end close process beginning in the second quarter. We also recently hired an assistant controller responsible solely for external financial reporting and technical accounting matters and plan to hire an additional employee with technical accounting and external financial reporting expertise to further strengthen our corporate accounting staff.

        The Dynamit Nobel purchase accounting errors, specifically related to the appraisal calculations, also occurred outside of our electronic consolidation system and involved calculations outside the normal year-end closing process. As a result of these errors, we are in the process of implementing similar additional review procedures related to Dynamit Nobel purchase accounting activity as part of our quarter- and year-end close process beginning in the second quarter, and are utilizing the additional financial reporting resources identified above to strengthen our review process of significant and complex financial reporting areas, including purchase accounting.

        We are also in the process of creating and staffing a global tax department at our corporate headquarters to, among other matters, strengthen the income tax accounting function. Towards that end, we have hired a new head of the global tax department to manage this function internally. We expect this department to be in place in the third quarter of 2005. We have also engaged a global coordinating actuary to enhance the internal controls over the accounting for pensions. Furthermore, we have engaged external consultants to review our closing process and systems and make recommendations which we plan to begin implementing during the fourth quarter of 2005.

        Given that the remediation process has not been fully completed, the material weakness still exists. However, we believe that the procedures and additional staff discussed above are likely to improve significantly our internal controls over financial reporting.

        We are currently performing the system and process evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. The requirements of Section 404 will initially apply to us in connection with our annual report on Form 10-K for the year ended December 31, 2006. In connection with our preliminary evaluation, we have identified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses. We plan to begin in late 2005 the testing necessary to permit the management certification and auditor attestation required to comply with Section 404. As we complete the evaluation and testing required by Section 404, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters of a nature considered normal to our business. However, we do not believe that there is any individual legal proceeding that is likely to have a material adverse effect on our business or financial condition. We cannot predict the outcome of any litigation or the potential for future litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On August 22, 2005, the Company completed an initial public offering of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriter's exercise of the over-allotment option. Upon completing the offering, the Company received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were used as follows:

  •
  $61.1 million and €98.3 million ($120.2 million, based on the August 22, 2005 exchange rate of €1.00 = $1.2232) was used to redeem the outstanding principal amounts of the pay-in-kind loans and notes, which were reported as part of long-term debt, and to pay accrued and unpaid interest and a redemption premium;

  •
  $89.2 million was used to redeem the outstanding principal amount of the 12% senior discount notes, which were reported as part of long-term debt (including accreted and unpaid interest), which were held by an affiliate of KKR;

  •
  $116.2 million of the net proceeds was used to redeem $101.6 million, or 27%, of the 2011 notes, which were reported as part of long-term debt, and pay a redemption premium and accrued and unpaid interest;

  •
  $38.5 million was used to redeem all outstanding shares of the 15% redeemable convertible preferred stock, which were held by an affiliate of KKR, including a redemption premium and accumulated and unpaid dividends; and

  •
  $10.0 million was used to terminate the management services agreement with affiliates of KKR and DLJMB III.

        The effective date of the registration statement was August 12, 2005, pursuant to our registration statement on Form S-1/A (File No. 333-122764). The initial public offering commenced on August 16, 2005 and was completed on August 22, 2005. Goldman, Sachs & Co., Credit Suisse First Boston LLC, Lehman Brothers Inc. and UBS Securities LLC acted as representatives of the underwriters.

        $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB. This amount consists of $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the 15% redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by CSFB, an affiliate of DLJMB, in its capacity as underwriter.

Item 3.    Defaults upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
10.1	2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries.*
10.2	Short-Term Incentive plan for Rockwood Holdings, Inc. and Subsidiaries.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company's Registration Statement on Form S-1 (Amendment No. 5) dated August 4, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.
By:	/s/ SEIFI GHASEMI Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: September 23, 2005
ROCKWOOD HOLDINGS, INC.
By:	/s/ ROBERT J. ZATTA Robert J. Zatta Senior Vice President and Chief Financial Officer Date: September 23, 2005

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements (Unaudited)
ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions, except per share amounts; shares in thousands) (Unaudited)
ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in millions) (Unaudited)
ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES Notes To Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES