Form 10-Q
period 2005-09-30
Rockwood Holdings, Inc.
filed 2005-11-14
CIK 1315695

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of November 11, 2005, there were 73,778,926 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS
FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions except per share amounts;
shares in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$771.7	$533.6	$2,358.8	$1,027.9
COST OF PRODUCTS SOLD	538.2	403.0	1,636.7	756.3

GROSS PROFIT	233.5	130.6	722.1	271.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	143.8	106.1	451.5	177.2
RESTRUCTURING CHARGES, net	2.9	0.1	8.7	0.1
MANAGEMENT SERVICES AGREEMENT TERMINATION FEE	10.0	—	10.0	—

OPERATING INCOME	76.8	24.4	251.9	94.3

OTHER INCOME (EXPENSES)
Interest expense, net	(55.4)	(53.8)	(177.6)	(100.0)
Loss on early extinguishment of debt	(26.6)	—	(26.6)	—
Refinancing expenses	—	(2.8)	—	(2.8)
Foreign exchange gain (loss), net	2.1	(43.9)	116.1	(35.3)
Other, net	—	—	—	(4.0)

Net	(79.9)	(100.5)	(88.1)	(142.1)
(LOSS) INCOME BEFORE TAXES AND MINORITY INTEREST	(3.1)	(76.1)	163.8	(47.8)
INCOME TAX PROVISION (BENEFIT)	10.8	(16.5)	52.5	(1.6)

NET (LOSS) INCOME BEFORE MINORITY INTEREST	(13.9)	(59.6)	111.3	(46.2)
MINORITY INTEREST	0.6	—	2.3	—

NET (LOSS) INCOME	$(13.3)	$(59.6)	$113.6	$(46.2)

Per share data:
BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.25)	$(1.50)	$2.02	$(1.80)

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.25)	$(1.50)	$1.98	$(1.80)

Weighted average number of basic shares outstanding	61,845	40,354	54,197	27,326

Weighted average number of diluted shares outstanding	61,845	40,354	55,092	27,326

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts;
shares in thousands)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133.8	$111.3
Accounts receivable, net	477.0	500.9
Inventories	460.5	476.9
Deferred income taxes	36.0	32.5
Prepaid expenses and other current assets	69.7	112.0

Total current assets	1,177.0	1,233.6
PROPERTY, PLANT AND EQUIPMENT, net	1,443.5	1,566.8
GOODWILL	1,647.6	1,805.9
OTHER INTANGIBLE ASSETS, net	555.7	660.1
DEFERRED DEBT ISSUANCE COSTS, net	58.5	86.0
OTHER ASSETS	39.7	47.1

TOTAL ASSETS	$4,922.0	$5,399.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$274.4	$326.1
Income taxes payable	26.4	19.4
Accrued compensation	90.6	84.5
Accrued expenses and other current liabilities	243.7	263.4
Long-term debt, current portion	53.7	47.2

Total current liabilities	688.8	740.6
LONG-TERM DEBT	2,783.7	3,333.4
PENSION AND RELATED LIABILITIES	343.3	375.0
DEFERRED INCOME TAXES	55.9	41.8
OTHER LIABILITIES	127.0	219.2

Total liabilities	3,998.7	4,710.0
MINORITY INTEREST	25.4	31.2
REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.01 par value, $30.9 aggregate liquidation preference; 50 shares authorized; 25 shares issued and outstanding at December 31, 2004)	—	34.3
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value, 400,000 shares and 75,296 shares authorized, respectively; 73,873 and 50,404 shares issued, respectively, and 73,778 and 50,310 shares outstanding, respectively)	0.7	0.5
Paid-in capital	1,149.9	718.6
Accumulated other comprehensive income	99.2	370.4
Accumulated deficit	(349.8)	(463.4)
Treasury stock, at cost	(1.4)	(1.4)
Other	(0.7)	(0.7)

Total stockholders' equity	897.9	624.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,922.0	$5,399.5

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$113.6	$(46.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	154.7	60.4
Deferred financing costs amortization	8.3	4.5
Refinancing expenses	—	1.8
Loss on early extinguishment of debt (including $13.4 million of non-cash write-offs on deferred financing costs)	26.6	—
Foreign exchange (gain) loss	(116.1)	23.5
Non-cash interest expense on pay-in-kind loans	24.1	24.5
Fair value adjustment of derivatives	(12.6)	(6.8)
Bad debt provision	0.8	1.2
Deferred income taxes	18.5	(12.6)
Minority interest	(2.3)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(15.0)	(12.7)
Inventories	(23.1)	32.1
Prepaid expenses and other assets	(4.9)	5.3
Accounts payable	20.6	(13.7)
Income taxes payable	10.7	(1.5)
Accrued expenses and other liabilities	(21.3)	26.8
Other operating activities, net	—	(0.5)

Net cash provided by operating activities	182.6	86.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	(2,058.5)
Post closing purchase price consideration	(16.1)	—
Capital expenditures, excluding capital leases	(123.0)	(38.8)
Proceeds on sale of property, plant and equipment	0.2	0.8

Net cash used in investing activities	(138.9)	(2,096.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	435.7	426.5
Proceeds from senior secured credit facilities	331.0	2,307.1
Repayment of senior secured credit facilities	(338.4)	—
Long-term debt repayments from IPO proceeds	(370.7)	—
Payments on other long-term debt	(26.2)	(583.3)
Redemption of redeemable convertible preferred stock from IPO proceeds	(38.5)	—
Costs related to early extinguishment of debt	(13.2)	—

Net cash (used in) provided by financing activities	(20.3)	2,150.3

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	1.5

NET INCREASE IN CASH AND CASH EQUIVALENTS	22.5	141.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111.3	41.9

CASH AND CASH EQUIVALENTS, END OF PERIOD	$133.8	$183.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$128.6	$89.3
Income taxes paid, net of refunds	$24.9	$12.4
NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital leases	$4.9	$—

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

        On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag and Mg North America Holdings, Inc. The businesses acquired are focused on highly specialized markets and consist of: titanium dioxide pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. See Note 3,"Acquisitions" for a more complete description of the Dynamit Nobel Acquisition.

        On August 22, 2005, the Company completed an initial public offering ("IPO") of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters' exercise of the over-allotment option. See Note 2, "Initial Public Offering" for further details.

        Basis of Presentation—The accompanying condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

        The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America ("US GAAP"), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Registration Statement on Form S-1 (Registration No. 333-122764). In the opinion of management, this information contains all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the periods presented.

        The results of operations and cash flows of the businesses acquired in the Dynamit Nobel Acquisition, the Groupe Novasep combination and the pigments and dispersions business of Johnson Matthey Plc. are included in the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2005. The results of the Dynamit Nobel Acquisition prior to the acquisition date of July 31, 2004 are not included in the three and nine-month periods ended September 30, 2004. The results of the Groupe Novasep combination are not included in the three and nine-month periods ended September 30, 2004 as the combination was completed on December 31, 2004. The results of the pigments and dispersions business of Johnson Matthey Plc. prior to the acquisition date of September 2, 2004 are not included in the three and nine-month periods ended September 30, 2004.

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

        Nature of Operations/ Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, and (7) Groupe Novasep (formerly known as Custom Synthesis), which includes hazardous chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker, the Company's Chief Executive Officer. See Note 4, "Segment Information" for further segment reporting information.

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

        Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated. See Note 3, "Acquisitions."

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

        Related party transactions—Rockwood has engaged in transactions with certain related parties including Rockwood Specialties Group, Inc., KKR, DLJMB and affiliates of each.

        Through the date of the Dynamit Nobel Acquisition, KKR provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. Since the date of the Dynamit Nobel Acquisition, KKR and DLJ Merchant Banking III, L.P. and its affiliates ("DLJMB") provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the IPO, the parties agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

        Further, the 12% senior discount notes, issued by our indirect subsidiary, Rockwood Specialties International, Inc., were held by affiliates of KKR. As a result of the completion of the IPO, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest). Interest on the senior discount notes was $1.4 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively, and $6.4 million and $6.9 million for the nine months ended September 30, 2005 and 2004, respectively. As of December 31, 2004, the 12% senior discount notes totaled $82.8 million.

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

        Accretion on Senior Discount Notes—The Company's senior discount notes accrete principal value for a portion of their term. The Company records such accretion as interest expense for financial reporting purposes. As a result of the completion of the IPO, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest).

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

        Comprehensive income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in millions)
Net (loss) income	$(13.3)	$(59.6)	$113.6	$(46.2)
Foreign currency translation	(5.4)	91.2	(125.0)	81.9
Net investment hedge, net of tax	(10.3)	—	20.9	—
Intercompany foreign currency transactions	(5.3)	—	(167.1)	—

Total comprehensive (loss) income	$(34.3)	$31.6	$(157.6)	$35.7

        In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 ("2014 Notes"). In connection with the 2014 Notes, the Company entered into cross-currency interest rate swaps with a five-year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of September 30, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at September 30, 2005 to be reclassified into earnings during the subsequent twelve months.

        Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood's policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood may share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

        Recent Accounting Pronouncements—The Company plans to implement the financial accounting standards listed below on January 1, 2006. The Company is still in the process of evaluating SFAS 123R as to its potential impact but does not otherwise expect any significant impact on its financial position, results of operations, or cash flows from the implementation of these standards.

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

        SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a "restatement". This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

        SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share based payments as previously provided in APB 25. The Company will apply SFAS 123R on a modified prospective basis.

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

        Redeemable Convertible Preferred Stock—During 2003, the Company issued redeemable convertible preferred stock to an affiliate of KKR who controls a majority of directors of the Company. See Note 10, "Redeemable Convertible Preferred Stock." As a result of the completion of the IPO, the Company used $38.5 million of the proceeds to redeem all outstanding shares of the redeemable convertible preferred stock, including a redemption premium and accumulated and unpaid dividends.

        Stock-Based Compensation—At September 30, 2005, the Company had in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation related to this Plan is reflected in net income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

        If compensation cost for the Company's stock option plans had been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the Company's net earnings and earnings per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in millions, except per share amounts)
Net (loss) income, as reported	$(13.3)	$(59.6)	$113.6	$(46.2)
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)	(0.6)	(0.3)

Pro forma net (loss) income	(13.5)	(59.7)	113.0	(46.5)
Redeemable convertible preferred stock dividends	(2.0)	(1.1)	(4.3)	(3.1)

Pro forma net (loss) income available to shareholders	$(15.5)	$(60.8)	$108.7	$(49.6)

(Loss) earnings per common share, as reported:
Basic	$(0.25)	$(1.50)	$2.02	$(1.80)

Diluted	$(0.25)	$(1.50)	$1.98	$(1.80)

Pro forma (loss) earnings per common share:
Basic	$(0.25)	$(1.51)	$2.01	$(1.82)

Diluted	$(0.25)	$(1.51)	$1.97	$(1.82)

2.     INITIAL PUBLIC OFFERING:

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

  •
  $38.5 million was used to redeem all outstanding shares of the redeemable convertible preferred stock, which were held by an affiliate of KKR, including a redemption premium and accumulated and unpaid dividends; and

  •
  $10.0 million was used to terminate the management services agreement with affiliates of KKR and DLJMB.

        Except with respect to the pay-in-kind loans and notes in which repayment became mandatory upon completing the IPO, each of these repayments and redemptions was voluntary.

        A total of $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB consisting of $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by Credit Suisse First Boston (CSFB), an affiliate of DLJMB, in its capacity as an underwriter. At the time of the IPO, five of the nine members of the Company's board of directors were affiliated with KKR; two were affiliated with DLJMB; one, the Company's Chairman, is the Company's chief executive officer. On August 1, 2005, the Board appointed Douglas L. Maine to the Board of Directors. The Company determined that Mr. Maine is "independent" pursuant to the rules of the Securities and Exchange Commission and the New York Stock Exchange (NYSE). Prior to the offering and Mr. Maine's appointment, the Company's Board of Directors consisted of eight members who voted unanimously to approve the offering.

        The pay-in-kind loans and notes, which were incurred and issued by the Company's direct subsidiary, Rockwood Specialties Consolidated, Inc., accrued interest at the rate of 15% per year and were to mature in 2011 and 2015, respectively. Interest was paid on these loans and notes by increasing the principal amount outstanding rather than making cash payments. The senior discount notes, which were issued by the Company's indirect subsidiary, Rockwood Specialties International, Inc., accrued interest at the rate of 12% per year, but did not require cash interest payments until 2007, and were to mature in 2011. The 2011 notes, which were issued by Rockwood Specialties Group, Inc. ("Group"), accrue interest at the rate of 10 5/8% per year and mature in 2011. The redeemable convertible preferred stock accumulated dividends at 15% per year. See Note 10, "Redeemable Convertible Preferred Stock," for further details.

        Pre-tax charges related to the write-off of deferred financing costs associated with debt repaid with IPO proceeds were approximately $13.4 million. This amount is reported in "loss on early extinguishment of debt" in the Condensed Consolidated Statements of Operations.

        In connection with the IPO, effective July 18, 2005, the Company's Board of Directors authorized a 34.22553019-for-one stock split of its common stock and increased our authorized shares of common stock to 400 million shares. As a result of the stock split, the accompanying condensed consolidated financial statements reflect an increase in the number of outstanding shares of common stock, authorized shares and the transfer of the additional paid-in-capital to par value. All share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

3.     ACQUISITIONS:

Dynamit Nobel

        On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies ag for the businesses acquired. On July 6, 2005, the Company paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis, which is now known as Groupe Novasep. Through this acquisition, the Company believes it has created a portfolio of distinct specialty chemicals and advanced materials businesses, with diversified geographic and end-use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations. The allocation of the purchase price to the identifiable assets acquired is complete.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing was allocated to goodwill. Goodwill in the transaction totaled $944.8 million at June 30, 2005, at which point the purchase price allocation was complete. This represented a $32.3 million increase to goodwill from the initial allocation of the purchase price contained in the Company's September 30, 2004 balance sheet and was primarily due to: a) refinement and reallocation of identifiable asset valuation estimates by the independent appraiser; b) the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004; c) the additional cash purchase price consideration of €13.5 million that represented post-closing adjustments; and d) changes in estimates in liabilities for pension, restructuring program and other liabilities.

Groupe Novasep Combination

        On December 31, 2004, in connection with the combination of the three business lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) with Groupe Novasep SAS, one of Rockwood's subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owns approximately 79% of the new Groupe Novasep. Management of Groupe Novasep owns the remaining 21%. The Company used cash on hand to finance this transaction.

        This combination is accounted for using the purchase method of accounting. The Company has not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. The Company expects to complete its research and fair value estimates on remaining purchase price components during the fourth quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected.

Johnson Matthey Pigments and Dispersions Business

        On September 2, 2004, the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses). The acquisition expands the Company's global color pigments and services' business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction.

        This acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to the identifiable assets acquired is complete.

        In this Form 10-Q, the Dynamit Nobel Acquisition, the combination of the three lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) and the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. are defined as "the Acquisitions made in 2004."

4.     SEGMENT INFORMATION:

        Items that cannot be readily attributed to individual segments have been classified as "Corporate." Major Corporate components within the reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis and the reconciliation of income (loss) before taxes and minority interest on a segment basis (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax provision/(benefit) resulting from corporate income/(losses), interest expense on external debt, foreign exchange losses or gains, refinancing expenses related to external debt and initial public offering related expenses. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing and deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company's operating segments.

        Summarized financial information for each of the reportable segments is provided in the following table:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
	($ in millions)
Three months ended September 30, 2005
Net sales	$170.7	$57.6	$46.9	$202.6	$106.6	$95.3	$92.0	$—	$771.7
Adjusted EBITDA	36.9	6.6	7.7	40.8	21.5	24.5	12.3	(10.3)	140.0
Three months ended September 30, 2004
Net sales	$158.3	$52.0	$43.2	$116.6	$68.9	$56.6	$38.0	$—	$533.6
Adjusted EBITDA	35.5	7.3	7.6	21.1	14.1	13.3	5.2	(9.0)	95.1
Nine months ended September 30, 2005
Net sales	$520.3	$177.8	$134.6	$642.3	$320.3	$283.6	$279.9	$—	$2,358.8
Adjusted EBITDA	118.3	21.3	20.5	133.2	64.5	70.0	35.3	(29.4)	433.7
Nine months ended September 30, 2004
Net sales	$470.5	$152.5	$124.8	$116.6	$68.9	$56.6	$38.0	$—	$1,027.9
Adjusted EBITDA	114.2	22.3	21.6	21.1	14.1	13.3	5.2	(17.5)	194.3
	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate(a)	Eliminations(b)	Consolidated
Identifiable assets as of:
September 30, 2005	$967.5	$228.4	$319.0	$1,582.4	$635.9	$682.1	$476.4	$267.8	$(237.5)	$4,922.0
December 31, 2004	$1,014.1	$228.6	$332.7	$1,632.6	$707.4	$750.6	$656.8	$166.6	$(89.9)	$5,399.5

(a)
This includes $43.4 million and $65.2 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at September 30, 2005 and December 31, 2004, respectively.

(b)
Amounts contained in the "Eliminations" column represent the individual subsidiaries' retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate segment's identifiable assets.

        The summary of segment information above includes "Adjusted EBITDA," a financial measure used by the chief decision maker, who is the Company's Chief Executive Officer, to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

        The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company's initial public offering, resulted in a number of charges that have affected Rockwood's historical results. These charges, along with certain other items, are added to or subtracted from income (loss) before taxes and minority interest to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

  •
  Restructuring and related charges.  Restructuring charges were recorded during the three and nine months ended September 30, 2005 and 2004, for miscellaneous restructuring activities. For the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, these charges were $2.9 million and $0.1 million, respectively, and $9.2 million (including $0.5 million of charges recorded in cost of products sold in the condensed consolidated statements of operations) and $0.1 million, respectively.

  •
  CCA litigation defense costs.  Costs of $1.4 million were incurred during the nine months ended September 30, 2005 in connection with litigation defense costs related to the Company's Timber Treatment Chemicals business line of the Performance Additives segment, specifically, its wood protection products based on chromated copper arsenate, or CCA.

  •
  Systems/organization establishment expenses.  For the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, expenses of $1.4 million and $1.5 million, respectively, and $3.3 million and $2.5 million, respectively, were recorded related to the integration of businesses acquired primarily in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the "Corporate" column when Rockwood's results are presented on a segment basis.

  •
  Cancelled acquisition and disposal costs.  For the nine months ended September 30, 2005 and 2004, costs of $0.6 million and $0.1 million, respectively, were recorded in connection with non-consummated acquisitions and dispositions.

  •
  Inventory write-up reversal.  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the Groupe Novasep combination, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $3.1 million for the nine months ended September 30, 2005 as the inventory was sold in the normal course of business. In connection with the Dynamit Nobel Acquisition, the Company allocated approximately $49.7 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $34.2 million in the three and nine-month periods ended September 30, 2004, as the inventory was sold in the normal course of business. Also included in the three and nine month periods ended September 30, 2004 was the impact of inventory step-ups from certain acquisitions in the Performance Additives segment.

  •
  Foreign exchange gain (loss), net.  The Company records foreign exchange gains or losses primarily related to its long-term debt less cash. These amounts reflect the non-cash translation impact on euro-denominated debt held by certain U.S. and U.K. entities resulting from the strengthening or weakening of the euro against the U.S. dollar and the strengthening or weakening of the euro against the U.K. pound during the applicable periods. For the three months ended September 30, 2005 and 2004, gains of $2.1 million and losses of $43.9 million, respectively, were recorded. For the nine months ended September 30, 2005 and 2004, gains of $116.1 million and losses of $35.3 million, respectively, were recorded. The losses recorded in the three and nine-months ended September 30, 2004 included a $10.9 million mark-to-market realized loss on certain foreign currency call options.

  •
  Stamp duty tax.  In June 2004, the Company paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

  •
  Management services agreement termination fee.  In connection with the IPO, an expense of $10.0 million was recorded in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

  •
  Loss on early extinguishment of debt.  In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

  •
  Refinancing expenses.  In July 2004, the Company wrote off $2.8 million of deferred financing costs primarily related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition.

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

        Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses income (loss) before taxes and minority interest as the most comparable GAAP measure on a segment basis and net income (loss) as the most comparable GAAP measure on a consolidated basis. The following table presents a reconciliation of income (loss) before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
	($ in millions)
Three months ended September 30, 2005
Income (loss) before taxes and minority interest	$19.2	$5.3	$2.9	$25.0	$4.9	$8.2	$(0.8)	$(67.8)	$(3.1)
Interest expense, net	6.9	(0.7)	1.5	5.2	7.8	8.3	4.0	22.4	55.4	(a)
Depreciation and amortization	7.9	1.4	4.2	9.8	8.8	7.4	9.1	0.9	49.5
Restructuring and related charges	1.5	—	0.1	0.5	—	0.6	0.2	—	2.9
CCA litigation defense costs	—	—	—	—	—	—	—	(0.1)	(0.1)
Systems/organization establishment expenses	0.3	—	—	—	—	—	—	1.1	1.4
Management services agreement termination fee	—	—	—	—	—	—	—	10.0	10.0	(b)
Loss on early extinguishment of debt	1.1	0.6	0.3	—	—	—	—	24.6	26.6	(b)
Foreign exchange (gain) loss	—	—	(1.3)	0.3	—	—	(0.2)	(0.9)	(2.1)
Other	—	—	—	—	—	—	—	(0.5)	(0.5)

Total Adjusted EBITDA	$36.9	$6.6	$7.7	$40.8	$21.5	$24.5	$12.3	$(10.3)	$140.0

Three months ended September 30, 2004
Income (loss) before taxes and minority interest	$19.9	$6.1	$0.2	$(1.9)	$5.2	$(5.7)	$(4.6)	$(95.3)	$(76.1)
Interest expense, net	6.8	(0.1)	1.2	2.7	1.1	0.8	2.0	39.3	53.8	(a)
Depreciation and amortization	7.7	1.3	5.2	6.3	3.5	3.8	4.2	0.2	32.2
Restructuring and related charges	0.2	—	—	(0.1)	—	—	—	—	0.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.5	1.5
Inventory write-up reversal	0.5	—	—	12.7	4.3	14.4	2.8	—	34.7
Refinancing expenses	—	—	—	—	—	—	—	2.8	2.8
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange (gain) loss	0.4	—	1.0	—	—	—	—	42.5	43.9
Other	—	—	—	1.4	—	—	—	—	1.4

Total Adjusted EBITDA	$35.5	$7.3	$7.6	$21.1	$14.1	$13.3	$5.2	$(9.0)	$95.1

Nine months ended September 30, 2005
Income (loss) before taxes and minority interest	$66.3	$17.2	$4.4	$69.0	$12.9	$20.7	$(7.0)	$(19.7)	$163.8
Interest expense, net	20.6	(0.8)	4.0	27.0	24.1	26.4	11.8	64.5	177.6	(a)
Depreciation and amortization	24.6	4.3	12.5	33.8	27.5	22.2	27.1	2.7	154.7
Restructuring and related charges	4.7	—	2.1	1.6	—	0.6	0.2	—	9.2	(c)
CCA litigation defense costs	1.3	—	—	—	—	—	—	0.1	1.4
Systems/organization establishment expenses	0.3	—	—	—	—	—	—	3.0	3.3
Cancelled acquisition and disposal costs	0.2	—	—	—	—	—	—	0.4	0.6
Inventory write-up reversal	—	—	—	—	—	—	3.1	—	3.1
Management services agreement termination fee	—	—	—	—	—	—	—	10.0	10.0	(b)
Loss on early extinguishment of debt	1.1	0.6	0.3	—	—	—	—	24.6	26.6	(b)
Foreign exchange (gain) loss	(0.8)	—	(2.8)	1.8	—	0.1	0.1	(114.5)	(116.1)
Other	—	—	—	—	—	—	—	(0.5)	(0.5)

Total Adjusted EBITDA	$118.3	$21.3	$20.5	$133.2	$64.5	$70.0	$35.3	$(29.4)	$433.7

Nine months ended September 30, 2004
Income (loss) before taxes and minority interest	$71.1	$18.5	$3.0	$(1.9)	$5.2	$(5.7)	$(4.6)	$(133.4)	$(47.8)
Interest expense, net	21.4	(0.3)	4.1	2.7	1.1	0.8	2.0	68.2	100.0	(a)
Depreciation and amortization	21.8	4.1	15.5	6.3	3.5	3.8	4.2	1.2	60.4
Restructuring and related charges	0.2	—	—	(0.1)	—	—	—	—	0.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	2.5	2.5
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	0.5	—	—	12.7	4.3	14.4	2.8	—	34.7
Refinancing expenses	—	—	—	—	—	—	—	2.8	2.8
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange (gain) loss	(0.8)	—	(1.0)	—	—	—	—	37.1	35.3
Other	—	—	—	1.4	—	—	—	—	1.4

Total Adjusted EBITDA	$114.2	$22.3	$21.6	$21.1	$14.1	$13.3	$5.2	$(17.5)	$194.3

(a)
Includes a gain of $6.4 million and a loss of $1.8 million for the three months ended September 30, 2005 and 2004, respectively, and gains of $12.6 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of the Company's interest rate and cross-currency hedging instruments.

(b)
In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was incurred in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

(c)
Includes inventory writedowns of $0.5 million recorded in cost of products sold.

        The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in millions)
Net (loss) income	$(13.3)	$(59.6)	$113.6	$(46.2)
Income tax provision (benefit)	10.8	(16.5)	52.5	(1.6)
Minority interest	(0.6)	—	(2.3)	—

(Loss) income before taxes and minority interest	(3.1)	(76.1)	163.8	(47.8)
Interest expense, net(a)	55.4	53.8	177.6	100.0
Depreciation and amortization	49.5	32.2	154.7	60.4
Restructuring and related charges	2.9	0.1	9.2 (c)	0.1
CCA litigation defense costs	(0.1)	—	1.4	—
Systems/organization establishment expenses	1.4	1.5	3.3	2.5
Cancelled acquisition and disposition costs	—	—	0.6	0.1
Stamp duty tax	—	—	—	4.0
Inventory write-up reversal	—	34.7	3.1	34.7
Management services agreement termination fee(b)	10.0	—	10.0	—
Loss on early extinguishment of debt(b)	26.6	—	26.6	—
Refinancing expenses	—	2.8	—	2.8
Loss from disposed businesses	—	0.8	—	0.8
Foreign exchange (gain) loss	(2.1)	43.9	(116.1)	35.3
Other	(0.5)	1.4	(0.5)	1.4

Total Adjusted EBITDA	$140.0	$95.1	$433.7	$194.3

(a)
Includes a gain of $6.4 million and a loss of $1.8 million for the three months ended September 30, 2005 and 2004, respectively, and gains of $12.6 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of the Company's interest rate and cross-currency hedging instruments.

(b)
In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was incurred in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

(c)
Includes inventory writedowns of $0.5 million recorded in cost of products sold.

5.     INVENTORIES:

        Inventories are comprised of the following:

	September 30, 2005	December 31, 2004
	($ in millions)
Raw materials and supplies	$141.1	$140.4
Work in process	74.8	81.6
Finished goods	230.9	240.3
Packaging materials	13.7	14.6

Total inventories	$460.5	$476.9

6.     GOODWILL:

        Below are goodwill balances and activity by segment:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
	($ in millions)
Balance, December 31, 2004	$463.8	$115.5	$124.2	$665.5	$172.4	$230.7	$33.8	$1,805.9
Foreign exchange	(16.7)	(4.7)	(4.5)	(84.7)	(19.5)	(26.8)	(3.9)	(160.8)
Reversal of deferred tax valuation allowances	—	—	—	(3.9)	—	(7.2)	—	(11.1)
Post-closing consideration and other related adjustments, net of tax	3.5	—	—	5.3	2.6	2.9	0.8	15.1
Restructuring reserves, net of tax	—	—	—	(0.6)	(0.3)	(1.0)	—	(1.9)
Other, net of tax	0.9	—	(0.2)	(0.6)	0.1	0.2	—	0.4

Balance, September 30, 2005	$451.5	$110.8	$119.5	$581.0	$155.3	$198.8	$30.7	$1,647.6

7.     OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount(a)	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	($ in millions)
Patents and other intellectual property	$357.5	$(58.8)	$298.7	$377.3	$(39.4)	$337.9
Trade Names and Trademarks	100.1	(5.7)	94.4	115.0	(1.5)	113.5
Customer Relationships	176.0	(17.7)	158.3	210.5	(6.5)	204.0
Other	8.8	(4.5)	4.3	7.8	(3.1)	4.7

Total other intangible assets	$642.4	$(86.7)	$555.7	$710.6	$(50.5)	$660.1

(a)
Decrease from December 31, 2004 primarily due to currency effects.

        Amortization of other intangible assets was $12.6 million and $8.2 million for the three months ended September 30, 2005 and 2004, respectively, and $39.3 million and $11.5 million for the nine months ended September 30, 2005 and 2004, respectively.

8.     TAXES ON INCOME:

        The income tax expense has been computed based on the projected effective tax rate for the year. The following table reflects the activity in the valuation allowance for deferred income tax assets related to U.S. net operating losses due to U.S. income generated during the nine months ended September 30, 2005:

	Valuation Allowance
	($ in millions)
Balance as of December 31, 2004	$81.9
Reduction in income tax expense	(20.3	)(a)
Reduction in goodwill	(9.6)

Balance as of September 30, 2005	$52.0

(a)
The increase in income tax expense was $8.3 million for the three months ended September 30, 2005.

        The reduction in goodwill is a result of the expected utilization of certain net operating losses acquired in the Dynamit Nobel Acquisition. The determination of the net operating losses to be utilized is based on a "first-in, first-out" methodology.

9.     EMPLOYEE BENEFIT PLANS:

        The following table represents the net periodic benefit costs and related components in accordance with SFAS 132:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in millions)
Service cost	$2.9	$1.6	$8.4	$2.3
Interest cost	5.9	3.5	18.7	4.8
Expected return on plan assets	(2.2)	(0.6)	(7.6)	(1.6)
Net amortization of prior experience losses	0.2	0.9	0.6	1.2

Net periodic benefit cost	6.8	5.4	20.1	6.7
Special termination benefit cost	0.3	—	0.3	—
Impact of curtailment/settlement	1.2	—	1.2	—

Total pension cost	$8.3	$5.4	$21.6	$6.7

        The special termination benefit cost relates to the closing of the Baulking, United Kingdom facility in the Clay-based Additives business within the Performance Additives segment. The curtailment/settlement costs also relate to the closing of the Baulking facility and to pension costs incurred in connection with converting a specific defined benefit plan to a defined contribution plan in the Electronics segment.

10.   REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        In connection with the July 2003 refinancing, the Company issued $25.0 million of its redeemable convertible preferred stock to an affiliate of KKR. The redeemable convertible preferred stock accrued dividends at 15% per year; the dividends accumulated and compounded semi-annually whether or not the Company had earnings or profits, whether or not there were funds legally available for payment of such dividends and whether or not dividends were declared. The redeemable convertible preferred stock was redeemable by the Company at its option at any time. The redeemable convertible preferred stock was also convertible into common stock of the Company, at the option of the holder, on or after an initial public offering of common stock of the Company at a conversion price equal to the then current market price, subject to adjustment. On August 22, 2005, the Company completed an initial public offering of its common stock and redeemed all outstanding shares of the redeemable convertible preferred stock (including a redemption premium and accumulated and unpaid dividends) with $38.5 million of the proceeds. See Note 2, "Initial Public Offering" for further details.

11.   EARNINGS PER COMMON SHARE:

        Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
	($ in millions except per share amounts; shares in thousands)
EPS Numerator—Basic:
Net (loss) income	$(13.3)	$(59.6)		$113.6	$(46.2)
Less: Preferred stock dividends	(2.0)	(1.1)		(4.3)	(3.1)

Net (loss) income applicable to common shareholders	$(15.3)	$(60.7)		$109.3	$(49.3)

EPS Denominator—Basic:
Weighted average number of common shares outstanding	61,845	40,354		54,197	27,326

Basic (loss) earnings per common share	$(0.25)	$(1.50)		$2.02	$(1.80)

EPS Numerator—Diluted:
Net (loss) income	$(13.3)	$(59.6)		$113.6	$(46.2)
Less: Preferred stock dividends	(2.0)	(1.1)		(4.3)	(3.1)

Net (loss) income applicable to common shareholders	$(15.3)	$(60.7	)(b)	$109.3	$(49.3	)(b)

EPS Denominator—Diluted:
Weighted average number of common shares outstanding(a)	61,845	40,354	(b)	54,197	27,326	(b)
Effect of dilutive stock options and other incentives	—	—		895	—

Weighted average number of common shares outstanding and common stock equivalents	61,845	40,354	(b)	55,092	27,326	(b)

Diluted (loss) earnings per common share	$(0.25)	$(1.50	)(b)	$1.98	$(1.80	)(b)

(a)
Stock options, warrants and restricted stock units representing equivalents of 4,838,102 shares of common stock during the three months ended September 30, 2005 and stock options, warrants and restricted stock units representing equivalents of 2,822,767 shares of common stock during the three and nine months ended September 30, 2004 were outstanding but were not included in the computation of diluted earnings per common share because their inclusion would not have had a dilutive effect. As a result, diluted loss per share for these periods is equal to basic loss per share.

(b)
Also, during the three and nine months ended September 30, 2004, the effect of conversion on an if-converted method of the redeemable convertible preferred stock was anti-dilutive and was therefore not included. As a result, diluted loss per share for these periods is equal to basic loss per share.

        In connection with the completion of the IPO in August 2005, the Company issued 23,469,387 shares of its common stock. The Company's earnings and EPS in the fourth quarter and all subsequent periods will be positively impacted by the interest savings resulting from the payoff of debt in connection with the IPO.

12.   RESTRUCTURING LIABILITY:

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

Dynamit Nobel Restructuring and Johnson Matthey Pigments and Dispersions Restructuring

        The Company began to assess and formulate specific plans to involuntarily terminate or relocate certain employees and/or exit certain activities of Dynamit Nobel as of the Dynamit Nobel Acquisition date. This assessment led to certain restructuring measures being taken by the Company as described below.

        The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to the Company's new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and 40 positions were eliminated. All of these employees were selling, general and administrative personnel.

2005 Restructuring Actions:

        During the nine months ended September 30, 2005, the Company expensed $8.7 million of restructuring charges for miscellaneous restructuring actions, including $3.4 million for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and $1.5 million for the announced restructuring of the Wafer Reclaim business. In addition, inventory write-downs of $0.5 million reported in the Wafer Reclaim business were recorded in cost of products sold in 2005. The Company recorded severance and related costs for employees in connection with the closure of the Wafer Reclaim facilities (one each in the U.K. and U.S.). The closing of the Wafer Reclaim facilities is anticipated in the first half of 2006. The Company also signed a cooperation agreement to operate its German wafer reclaim facility through an outside party. The Company expects to record additional restructuring expenses in the fourth quarter of 2005 and in 2006 as the facility shutdowns progress. In addition, $1.6 million was recorded in the Specialty Chemicals segment, $1.1 million was recorded in the Performance Additives segment and $0.6 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions.

        The restructuring reserve consists of:

	Severance Costs	Facility Closure Costs	Relocation Costs	Write- downs	Total
	($ in millions)
Liability balance, December 31, 2004	$20.8	$11.3	$2.6	$—	$34.7
Purchase accounting	0.9	(1.9)	(1.3)	—	(2.3)
Restructuring charge	8.1	0.2	—	0.4	8.7
Utilized in 2005	(13.4)	(3.9)	(1.7)	(0.4)	(19.4)
Foreign exchange and other	(0.7)	(2.3)	1.0	—	(2.0)

Liability balance, September 30, 2005	$15.7	$3.4	$0.6	$—	$19.7

13.   LONG-TERM DEBT

        Long-term debt and loans payable are summarized as follows:

	September 30, 2005	December 31, 2004
	($ in millions)
Senior secured credit facilities:
Tranche A-1 term loans (€39.1 as of September 30, 2005 and December 31, 2004)	$47.2	$53.2
Tranche A-2 term loans (€170.4 as of September 30, 2005 and December 31, 2004)	205.5	231.6
Tranche C term loans (€273.4 as of September 30, 2005 and December 31, 2004)	329.7	373.5
Tranche D term loans	1,139.3	1,145.0
2011 Notes	273.4	375.0
2014 Notes (€375.0 and $200.0 as of September 30, 2005 and December 31, 2004)	652.1	709.7
Pay-in-kind loans and notes (€87.8 and $54.4 as of December 31, 2004) (repaid August 22, 2005)	—	173.7
Senior discount notes (repaid August 22, 2005)	—	82.8
Other term loan facilities	96.4	127.5
Capitalized lease obligations (€48.1 and €48.8, respectively)	58.0	66.3
Preferred stock of subsidiary (£12.0 as of September 30, 2005 and December 31, 2004)	21.2	23.0
Other (€12.1 and €14.1, respectively)	14.6	19.3

	2,837.4	3,380.6
Less current maturities	(53.7)	(47.2)

	$2,783.7	$3,333.4

        See Note 2, "Initial Public Offering," for a description of the proceeds received from the IPO and the corresponding debt payments made. The Company was in compliance with all of its debt covenants as of September 30, 2005 and December 31, 2004.

14.   COMMITMENTS AND CONTINGENCIES:

        Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these matters in accordance with

SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company's policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with the Company's policy, reserves in connection with such product liability matters do not individually exceed $350,000 and in the aggregate $1.8 million. The Company's reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer's insurance coverage. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

        Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa U.K. Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition.

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

Safety, Health and Environmental Systems

        The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental ("SHE") legal requirements, and the Company's subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of the Company's employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to stay abreast of, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

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

        Environmental contamination is known to exist at certain of the Company's present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company's facilities at Freeport, Texas, Chasse-sur-Rhone, France, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhaussen, Valdosta, and Silver Peak facilities. The Company also operates ground water remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company has recently completed a soil remediation project at the Company's facility in St. Cheron and is currently awaiting regulatory approval. The Company also continues to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company is also required to monitor groundwater quality at its facility at Mourenx, France. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

Government Enforcement Proceedings and Civil Litigation

        During the course of the Company's business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of its wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although the Company may be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its business or financial condition.

Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expired in September 2005, for claims related to the contamination of the Company's properties or its subsidiaries' properties (inclusive of contamination which leaks or escapes from the Company's properties or its subsidiaries' properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

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

Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $47.2 million and $51.9 million for known environmental liabilities as of September 30, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on the Company's consolidated balance sheets for such periods. Included in the $47.2 million and $51.9 million as of September 30, 2005 and December 31, 2004 is €6.5 million ($7.8 million using the September 30, 2005 exchange rate of €1.00 = $1.2057) that is discounted using 5.0% discount rate (undiscounted amount equals $12.0 million), and €2.4 million ($2.9 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.6 million). In certain cases, the Company's remediation liabilities are payable over periods of up to 30 years.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Quarterly Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations for the three and nine months ended September 30, 2005 include the results of the businesses acquired in the Dynamit Nobel Acquisition.

        The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in "Forward-Looking Statements" at the end of this Management Discussion and Analysis section and the risk factors section of the Company's Registration Statement on Form S-1 (Registration No. 333-122764). You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

        Given the significance of the Dynamit Nobel Acquisition, we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place at January 1, 2004. See "Results of Operations, Pro Forma Net Sales, Income (Loss) Before Taxes and Minority Interest and Adjusted EBITDA" below. The results of operations on a pro forma basis also assume that the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place at January 1, 2004.

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

        We financed the Dynamit Nobel Acquisition primarily through the proceeds of net equity investments of $425.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under "Liquidity and Capital Resources" below. Also, we refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates. Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition. As a result of the repayment of debt from the proceeds of our IPO, interest expense will be lower than it was prior to the IPO.

        We are focused on increasing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

  •
  we reduced overhead costs and eliminated management redundancies. We have cut costs, reduced overhead and eliminated duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and implemented other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business;

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

  Performance Additives

  •
  The continued growth in demand in certain North American end-use markets, such as construction, has favorably impacted our Color Pigments and Services business. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. The Timber Treatment Chemicals business also benefited from high levels of activity in home improvement areas. However, demand for treated wood has been negatively impacted by the increasing use of wood substitutes and poor weather during 2005 in many regions.

  •
  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany, and, in certain regions, sales of Clay-based Additives in the coatings and paint markets. Demand in Europe improved in the second half of 2004 but we have experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005.

  •
  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use have had a positive impact on our Timber Treatment Chemicals business in 2004 and 2005, which is a leading supplier of these higher margin products.

  •
  In recent years, we exited a number of lower margin product lines in our Clay-based Additives business, which negatively impacted our net sales. We are now focusing on increasing high margin specialty applications to offset these lost sales.

  •
  Raw material costs increased in general in the Performance Additives segment in 2004 and have continued to trend upward in 2005, particularly in the Timber Treatment Chemicals and Color Pigments and Services businesses. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. The ability to continue to pass on some or all of these increases is uncertain.

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products improved moderately in the second half of 2004 and continues to experience moderate gains in 2005.

  •
  Most of the other end-use markets for which Specialty Compounds' products are used generally track growth of gross domestic product. We are focusing more of our efforts towards increasing high margin specialty applications, in particular, thermoplastic elastomers primarily in the Automotive and Consumer markets, and less of our efforts in regulated packaging because we have been unable to successfully penetrate this market to date.

  •
  Raw material costs increased in the Specialty Compounds segment during 2004 and continue to trend upward in 2005; in particular, the Specialty Compounds segment experienced a spike in raw material costs as a result of Hurricanes Katrina and Rita. This is particularly true with respect to PVC resin and plasticizer prices, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, has increased in 2005 and we expect this trend to continue. The ability to pass on some or all of these increases is uncertain.

  Electronics

  •
  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board markets are cyclical in nature. Market conditions generally improved during most of 2004 but slowed down in the fourth quarter of 2004 and in early 2005. However, general market conditions have improved since then, in particular in Asia. Volumes in our electronic chemicals business have increased in 2005.

  •
  The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, in 2004 and continuing into 2005 there has been heavy pricing pressure in certain businesses, particularly wafer reclaim and, to a lesser extent, photomasks, due to very aggressive competition.

  Specialty Chemicals

  •
  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. During 2004, less favorable global market conditions in the automotive and aerospace industries were offset by more favorable conditions in the steel industry. Despite the less favorable automotive conditions in the U.S., we have been able to sustain sales growth in our global automotive business due to market penetration as our business primarily focuses on the European automobile industry market. In 2005, we have benefited from an improved aerospace market.

  •
  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served were stable in 2004. Through the third quarter of 2005, we have experienced price increases related to a key raw material used in producing metal sulfides. Pricing for lithium products is very competitive, particularly in the butyllithium market.

  Titanium Dioxide Pigments

  •
  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. We have experienced a significant decrease in volume of our titanium dioxide products in anatase form in 2005 due, in part, to the lower cost of cotton, which has negatively affected demand for synthetic fibers and in turn our products. Volumes sold of our titanium dioxide products in rutile form remained flat in 2004 and increased in 2005.

  •
  During 2004 and continuing into 2005, we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers related to titanium dioxide products in anatase form. We also experienced pricing pressures on our titanium products in rutile form.

  Advanced Ceramics

  •
  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced strong double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase.

  •
  Beginning in 2003, the markets for our electronic products stabilized, although we experienced less demand as a result of the shift in the market focus to Asia. We have experienced some pricing pressure in our electronic products business in 2005. Similarly, sales of ceramic products for use in cutting tool products and mechanical applications were negatively impacted by strong pricing pressure from Asian competitors in 2004 and 2005. We also experienced lower market growth as these applications are for more mature industries.

  Groupe Novasep

  •
  Demand for our custom synthesis chemistries and processes depends to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers' attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide and an aging population in the United States.

Global Exposure

        We operate a geographically diverse business. Of our 2004 pro forma net sales, 50% were shipments to Europe, 34% to North America (predominantly the United States) and 16% to the rest of the world.

        We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with over 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

        Our sales and production costs are mainly denominated in U.S. dollars or euros. Therefore, our results of operations and financial condition have been historically impacted primarily by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three month period ended September 30, 2005, the weakening of the euro against the U.S. dollar negatively impacted our reported net sales, gross profit and operating income compared to the same period in 2004. For the nine month period ended September 30, 2005, the strengthening of the euro against the U.S. dollar positively impacted our reported net sales, gross profit and operating income compared to the same period in 2004. The euro was weaker at September 30, 2005 compared to December 31, 2004, which in turn has had a positive impact on the "foreign exchange gain (loss), net" component of "other income (expenses)" as a result of our euro-denominated debt being remeasured into U.S. dollars. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

Raw Materials

        Raw materials constituted approximately 48% of our 2004 pro forma cost of products sold. We have a broad raw material base; the cost of no single raw material represented more than 5% of our pro forma cost of products sold in 2004. Although raw material costs have increased in 2005, there has not been a material change in the above percentages for the first nine months of 2005. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to continue to pass on some or all of the raw material price increases to our customers.

Energy Costs

        In 2004, energy purchases represented approximately 4% of Rockwood's historical cost of products sold and 5% of Dynamit Nobel's historical cost of products sold. Although energy costs have increased in 2005, there has not been a material change in the above percentages for the first nine months of 2005. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the

Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. In 2004, natural gas prices were volatile in North America and have continued to increase through the third quarter of 2005. Energy cost increases have been mainly due to global political conditions and extreme weather conditions, including Hurricanes Katrina and Rita. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable.

Income Taxes

        Based on the U.S. income generated in the first nine months of 2005, $29.9 million of the valuation allowance has been reversed. A total of $9.6 million of the reversal related to the anticipated utilization of acquired net operating losses has been recorded as a reduction to goodwill. The remaining reduction in the valuation allowance of $20.3 million has been reflected as a reduction in income tax expense.

Acquisitions

        Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired seven businesses at purchase prices ranging from approximately $3.0 million (a Canadian color pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS.

        We accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. We allocated the total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management's estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the three and nine months ended September 30, 2005 reflect the results of the acquired businesses of Dynamit Nobel. See Item 1—Financial Statements (Unaudited)—Note 3, "Acquisitions," Note 6, "Goodwill" and Note 7, "Other Intangible Assets."

        The allocation of the purchase price to the identifiable assets acquired is complete. On July 6, 2005, we paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments.

        The excess of the total purchase price over the fair value of the net assets acquired at closing was allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Based on the allocation of the total purchase price, goodwill in the transaction totaled $944.8 million as of the acquisition date.

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

        We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS. We have not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. We expect to complete our research and fair value estimates on remaining purchase price components during the fourth quarter of 2005. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $33.8 million as of the combination date. This amount has not changed significantly from the preliminary allocation and will be finalized upon completion of the purchase accounting for the Groupe Novasep combination. The consolidated statements of operations for the three months and nine months ended September 30, 2005 reflect the results of Groupe Novasep. See Item 1—Financial Statements (Unaudited)—Note 3, "Acquisitions," Note 6, "Goodwill" and Note 7, "Other Intangible Assets."

        We recently announced that we have entered into an agreement to acquire the rheological additives and carbonless developers businesses of Sud-Chemie AG, Munich, Germany. Sales generated by these businesses are approximately $50.0 million on an annual basis. This transaction is subject to approval by the European Union antitrust authorities and is expected to be financed by existing cash on hand. Both businesses acquired will be incorporated into Rockwood's Clay-based Additives business unit, which is part of the Performance Additives segment. This acquisition will complement the existing Clay-based Additives businesses and allow the Company to better serve its customers with a broader product line, enhanced technical resources and increased production capability.

Special Charges

        During the periods presented, we incurred certain special charges, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition as well as the IPO. These items include the following:

  •
  Non-recurring charges/gains:

  •
  Systems/organization establishment expenses:    For the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, expenses of $1.4 million and $1.5 million, respectively, and $3.3 million and $2.5 million, respectively, were recorded related to the integration of business acquired primarily in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the "corporate" column when Rockwood's results are presented on a segment basis. We estimate non-recurring costs of approximately $1.4 million are remaining to complete initial Sarbanes-Oxley compliance.

  •
  Inventory write-up reversal:    Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the Groupe Novasep combination, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $3.1 million for the nine months ended September 30, 2005 as the inventory was sold in the normal course of business. In connection with the Dynamit Nobel Acquisition, the Company allocated approximately $49.7 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $34.2.million in the three and nine-month periods ended September 30, 2004, as the inventory was sold in the normal course of business. Also included in the three and nine month periods ended September 30, 2004 was the impact of inventory step-ups from certain acquisitions in the Performance Additives segment.

    •
    Stamp duty tax:    In June 2004, we paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

    •
    Cancelled acquisition and disposition costs:    For the nine months ended September 30, 2005 and 2004, costs of $0.6 million and $0.1 million, respectively, were recorded in connection with non-consummated acquisitions and dispositions.

    •
    Management services agreement termination fee.    In connection with the IPO, an expense of $10.0 million was recorded in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

    •
    Loss on early extinguishment of debt.    In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

    •
    Refinancing expenses.    In July 2004, the Company wrote off $2.8 million of deferred financing costs primarily related to previous long-term debt that was repaid as part of the Dynamit Nobel acquisition.

  •
  Other special gains/charges:

  •
  Restructuring charges:    Restructuring charges were recorded during the three and nine months ended September 30, 2005 and 2004, for miscellaneous restructuring activities. For the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, these charges were $2.9 million and $0.1 million, respectively, and $9.2 million (including $0.5 million of charges recorded in cost of products sold in the condensed consolidated statements of operations) and $0.1 million, respectively.

  •
  CCA litigation defense costs:    Costs of $1.4 million were incurred during the nine months ended September 30, 2005 in connection with litigation defense costs related to the Company's Timber Treatment Chemicals business line of the Performance Additives segment, specifically its wood protection products based on chromated copper arsenate, or CCA.

  •
  Foreign exchange gain (loss), net:    The Company records foreign exchange gains or losses primarily related to its long-term debt less cash. These amounts reflect the non-cash translation impact on euro-denominated debt held by certain U.S. and U.K. entities resulting from the strengthening or weakening of the euro against the U.S. dollar and the strengthening or weakening of the euro against the U.K. pound during the applicable periods. For the three months ended September 30, 2005 and 2004, gains of $2.1 million and losses of $43.9 million, respectively, were recorded. For the nine months ended September 30, 2005 and 2004, gains of $116.1 million and losses of $35.3 million, respectively, were recorded. In addition, the losses recorded in the three and nine-months ended September 30, 2004 included a $10.9 million mark-to-market realized loss on certain foreign currency call options.

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

Definition of Adjusted EBITDA

        All presentations of consolidated Adjusted EBITDA contained in this report are calculated using the definition set forth in the senior secured credit agreement. Adjusted EBITDA, which is referred to under the senior secured credit agreement as "Consolidated EBITDA," is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

  •
  any deduction for minority interest expense; and

  •
  items arising in connection with CCA litigation related to our Timber Treatment Chemicals business of our Performance Additives segment;

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

        For presentation purposes within this report, we consistently use the computation prescribed under our senior secured credit agreement as described above. Specifically, calculation of Adjusted EBITDA according to the indentures underlying our 2011 Notes and 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

        Adjusted EBITDA is not an alternative to net (loss) income or income (loss) before taxes and minority interest or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this report. We also strongly urge you not to rely on any single financial measure to evaluate our business.

Results of Operations

Actual Results of Operations

        The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income (loss) is set forth in—Reconciliation of Net Income (Loss) to Adjusted EBITDA for the three and nine months ended September 30, 2005 and 2004), including as a percentage of net sales, for the periods presented. See Note 4, "Segment Information" to our unaudited condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited) for segment information and a reconciliation to net income (loss) on a consolidated basis and a reconciliation to income (loss) before taxes and minority interest on a segment basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Statement of operations data:
Net sales:
Performance Additives	$170.7	$158.3	$520.3	$470.5
Specialty Compounds	57.6	52.0	177.8	152.5
Electronics	46.9	43.2	134.6	124.8
Specialty Chemicals	202.6	116.6	642.3	116.6
Titanium Dioxide Pigments	106.6	68.9	320.3	68.9
Advanced Ceramics	95.3	56.6	283.6	56.6
Groupe Novasep	92.0	38.0	279.9	38.0

Total net sales	771.7	533.6	2,358.8	1,027.9
Gross profit	233.5	130.6	722.1	271.6
	30.3%	24.5%	30.6%	26.4%
Selling, general and administrative expenses	143.8	106.1	451.5	177.2
	18.6%	19.9%	19.1%	17.2%
Restructuring charges, net	2.9	0.1	8.7	0.1
Management services agreement termination fee	10.0	—	10.0	—
Operating income (loss):
Performance Additives	27.2	26.6	87.2	91.2
	15.9%	16.8%	16.8%	19.4%
Specialty Compounds	5.2	6.0	17.0	18.2
	9.0%	11.5%	9.6%	11.9%
Electronics	3.4	2.4	5.9	6.1
	7.2%	5.6%	4.4%	4.9%
Specialty Chemicals	30.5	0.7	97.8	0.7
	15.1%	0.6%	15.2%	0.6%
Titanium Dioxide Pigments	12.7	6.3	37.0	6.3
	11.9%	9.1%	11.6%	9.1%
Advanced Ceramics	16.5	(4.8)	47.2	(4.8)
	17.3%	(8.5%)	16.6%	(8.5%)
Groupe Novasep	3.0	(2.6)	4.9	(2.6)
	3.3%	(6.8%)	1.8%	(6.8%)
Corporate costs	(21.7)	(10.2)	(45.1)	(20.8)

Total operating income	76.8	24.4	251.9	94.3
	10.0%	4.6%	10.7%	9.2%
Other income (expenses):
Interest expense, net	(55.4)	(53.8)	(177.6)	(100.0)
Loss on early extinguishment of debt	(26.6)	—	(26.6)	—
Refinancing expenses	—	(2.8)	—	(2.8)
Foreign exchange gain (loss), net	2.1	(43.9)	116.1	(35.3)
Other, net	—	—	—	(4.0)

(Loss) income before taxes and minority interest	(3.1)	(76.1)	163.8	(47.8)
Income tax provision (benefit)	10.8	(16.5)	52.5	(1.6)

Net (loss) income before minority interest	(13.9)	(59.6)	111.3	(46.2)
Minority interest	0.6	—	2.3	—

Net (loss) income	$(13.3)	$(59.6)	$113.6	$(46.2)

Adjusted EBITDA:
Performance Additives	$36.9	$35.5	$118.3	$114.2
	21.6%	22.4%	22.7%	24.3%
Specialty Compounds	6.6	7.3	21.3	22.3
	11.5%	14.0%	12.0%	14.6%
Electronics	7.7	7.6	20.5	21.6
	16.4%	17.6%	15.2%	17.3%
Specialty Chemicals	40.8	21.1	133.2	21.1
	20.1%	18.1%	20.7%	18.1%
Titanium Dioxide Pigments	21.5	14.1	64.5	14.1
	20.2%	20.5%	20.1%	20.5%
Advanced Ceramics	24.5	13.3	70.0	13.3
	25.7%	23.5%	24.7%	23.5%
Groupe Novasep	12.3	5.2	35.3	5.2
	13.4%	13.7%	12.6%	13.7%
Corporate costs	(10.3)	(9.0)	(29.4)	(17.5)

Total Adjusted EBITDA	$140.0	$95.1	$433.7	$194.3

        The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three Months ended September 30, 2005 versus 2004					Change: Nine Months ended September 30, 2005 versus 2004
	Total	% Change	FX Effect(a)	Acquisitions Divestitures net(b)	Organic	Total	% Change	FX Effect(a)	Acquisitions Divestitures net(b)	Organic
	($ in millions)
Statement of operations data:
Net sales:
Performance Additives	$12.4	7.8%	$—	$9.7	$2.7	$49.8	10.6%	$3.0	$42.4	$4.4
Specialty Compounds	5.6	10.8	—	—	5.6	25.3	16.6	1.5	—	23.8
Electronics	3.7	8.6	0.6	—	3.1	9.8	7.9	3.0	—	6.8
Specialty Chemicals	86.0	73.8	1.8	66.0	18.2	525.7	450.9	1.8	505.7	18.2
Titanium Dioxide Pigments	37.7	54.7	0.3	35.3	2.1	251.4	364.9	0.3	249.0	2.1
Advanced Ceramics	38.7	68.4	0.2	30.9	7.6	227.0	401.1	0.2	219.2	7.6
Groupe Novasep	54.0	142.1	0.1	56.8	(2.9)	241.9	636.6	0.1	244.7	(2.9)

Total net sales	238.1	44.6	3.0	198.7	36.4	1,330.9	129.5	9.9	1,261.0	60.0
Gross profit	102.9	78.8	1.0	67.5	34.4	450.5	165.9	2.8	418.5	29.2
Selling, general and administrative expenses	37.7	35.5	(0.5)	41.9	(3.7)	274.3	154.8	0.8	265.6	7.9
Restructuring charges, net	2.8		—	—	2.8	8.6		—	—	8.6
Management services agreement termination fee	10.0				10.0	10.0				10.0

Total operating expenses	50.5	47.6	(0.5)	41.9	9.1	292.9	165.2	0.8	265.6	26.5
Operating income (loss):
Performance Additives	—	—	0.4	0.5	(0.9)	(4.0)	(4.4)	1.1	3.6	(8.7)
Specialty Compounds	(0.7)	(11.9)	—	—	(0.7)	(1.2)	(6.6)	0.1	—	(1.3)
Electronics	1.0	41.7	0.6	—	0.4	(0.2)	(3.3)	0.4	—	(0.6)
Specialty Chemicals	29.8	4,257.1	0.4	10.0	19.4	97.1	13,871.4	0.4	77.3	19.4
Titanium Dioxide Pigments	6.4	101.6	—	4.4	2.0	30.7	487.3	—	28.7	2.0
Advanced Ceramics	21.3	(443.8)	(0.1)	5.5	15.9	52.0	(1,083.3)	(0.1)	36.2	15.9
Groupe Novasep	5.6	(215.4)	—	5.2	0.4	7.5	(288.5)	—	7.1	0.4
Corporate costs	(11.0)	102.8	0.2	—	(11.2)	(24.3)	116.8	0.1	—	(24.4)

Total	52.4	214.8	1.5	25.6	25.3	157.6	167.1	2.0	152.9	2.7
Other income (expenses):
Interest expense,net	(1.6)	3.0	—	—	(1.6)	(77.6)	77.6	(0.7)	—	(76.9)
Loss on early extinguishment of debt	(26.6)					(26.6)
Refinancing expenses	2.8					2.8
Foreign exchange gain, net	46.0					151.4
Other, net	—					4.0

Income (loss) before taxes and minority interest:
Performance Additives	(0.7)					(4.8)
Specialty Compounds	(0.8)					(1.3)
Electronics	2.7					1.4
Specialty Chemicals	26.9					70.9
Titanium Dioxide Pigments	(0.3)					7.7
Advanced Ceramics	13.9					26.4
Groupe Novasep	3.8					(2.4)
Corporate costs	27.5					113.7

Total	73.0					211.6
Income tax provision	27.3					54.1
Net income before minority interest	45.7					157.5
Minority interest	0.6					2.3

Net income	$46.3					$159.8

Adjusted EBITDA:
Performance Additives	$1.4	3.9	$0.4	$1.9	$(0.9)	$4.1	3.6	$1.5	$5.8	$(3.2)
Specialty Compounds	(0.7)	(9.6)	—	—	(0.7)	(1.0)	(4.5)	0.2	—	(1.2)
Electronics	0.1	1.3	0.1	—	—	(1.1)	(5.1)	0.1	—	(1.2)
Specialty Chemicals	19.7	93.4	0.3	12.8	6.6	112.1	531.3	0.3	105.2	6.6
Titanium Dioxide Pigments	7.4	52.5	0.1	7.3	—	50.4	357.4	0.1	50.3	—
Advanced Ceramics	11.2	84.2	—	7.8	3.4	56.7	426.3	—	53.3	3.4
Groupe Novasep	7.1	136.5	(0.1)	10.4	(3.2)	30.1	578.8	(0.1)	33.4	(3.2)
Corporate costs	(1.3)	14.4	(0.8)	—	(0.5)	(11.9)	68.0	(1.0)	—	(10.9)

Total	$44.9	47.2%	$—	$40.2	$4.7	$239.4	123.2	$1.1	$248.0	$(9.7)

(a)
The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

(b)
The acquisition effect represents the current year inclusion of three and nine months of operations for the businesses acquired as part of the Dynamit Nobel Acquisition, as well as other acquisitions consummated in 2004, versus the inclusion in the 2004 results only for the post acquisition period.

Three months ended September 30, 2005 compared with three months ended September 30, 2004

Overview

        Net sales increased $238.1 million in the third quarter of 2005 compared with the same period in the prior year primarily as a result of the Acquisitions made in 2004 ($198.7 million). The remaining sales improvement of $39.4 million was primarily in the Specialty Compounds, Specialty Chemicals, and Advanced Ceramics segments (aggregating $33.4 million).

        Gross profit increased $102.9 million in the third quarter of 2005 compared with the same period in the prior year primarily as a result of the Acquisitions made in 2004 ($67.5 million). The remaining increase of $35.4 million was primarily due to the impact of the sales increases noted above and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions (see Note 4, "Segment Information" for further detail), partially offset by raw material cost increases as well as higher manufacturing costs.

        Operating income increased $52.4 million in the third quarter of 2005 compared with the same period in the prior year with $25.6 million due to the Acquisitions made in 2004. The remaining increase of $26.8 million was primarily in the Specialty Chemicals and Advanced Ceramics segments (aggregating $35.6 million) on higher sales, an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions, partially offset by the payment of a management services agreement termination fee as a result of the IPO ($10.0 million) and higher raw material and manufacturing costs.

        Net income increased $46.3 million in the third quarter of 2005 compared with the same period in the prior year primarily due to the operating income increases noted above and an increase in foreign exchange gains reflecting the non-cash impact of our euro-denominated debt due to a weaker euro as of September 30, 2005 versus June 30, 2005 (versus losses recorded in the same period in the prior year), partially offset by the loss on early extinguishment of debt ($26.6 million), a management services agreement termination fee ($10.0 million) and higher raw material and manufacturing costs.

        Net income for the three months ended September 30, 2005 included the loss on early extinguishment of debt ($26.6 million), a management services agreement termination fee ($10.0 million), foreign exchange gains of $2.1 million, restructuring and related charges of $2.9 million and other non-recurring and special items of $0.8 million. Interest expense related to debt repaid with IPO proceeds was $9.3 million for the three months ended September 30, 2005.

        Net income for the three months ended September 30, 2004 included foreign exchange losses of $43.9 million, refinancing expenses of $2.8 million, an inventory write-up reversal of $34.7 million related to acquisitions and other non-recurring and special items of $3.8 million. Interest expense related to debt repaid with IPO proceeds was $11.4 million for the three months ended September 30, 2004.

        Adjusted EBITDA increased $44.9 million in the third quarter of 2005 compared with the same period in the prior year primarily due to the effect of the Acquisitions made in 2004 ($40.2 million) and the impact of the sales increases noted above, partially offset by higher raw material and manufacturing costs.

Net sales

        Performance Additives.    Net sales for our Performance Additives segment increased $12.4 million over the prior year primarily due to acquisitions ($9.7 million). The remaining increase was primarily due to higher selling prices of $3.7 million in the segment and higher volumes in the Water Treatment Chemicals business, partially offset by lower volumes, primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market and in the Clay-based Additives business following a slowdown in oilfield production after Hurricane's Katrina and Rita.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $5.6 million over the prior year primarily due to the impact of higher selling prices to offset higher raw material costs.

        Electronics.    Net sales for our Electronics segment increased $3.7 million over the prior year period with $0.6 million due to currency changes. The remaining increase was due to higher sales volumes in the Electronic Chemicals business primarily on sales to the printed circuit board market in China as well as increased demand for cell phone and personal computer products. This was partially offset by selling price declines and lower volumes in the Wafer Reclaim business.

        Specialty Chemicals.    Net sales for our Specialty Chemicals segment increased $86.0 million over the prior year primarily due to acquisitions ($66.0 million). The remaining increase was primarily due to higher volumes in both the Fine Chemicals and Surface Treatment businesses. Sales in the Surface Treatment business were favorably impacted by Aerospace and Automotive applications, particularly in Europe. Strong Lithium applications continued to have a favorable impact on sales in the Fine Chemicals business.

        Titanium Dioxide Pigments.    Net sales for our Titanium Dioxide Pigments segment increased $37.7 million over the prior year primarily due to acquisitions ($35.3 million). The remaining increase was primarily due to increased volumes of our titanium dioxide products in rutile form, higher volumes of certain recycling products and cost reduction measures, partially offset by decreased volumes of our titanium dioxide products in anatase form due to weaker demand in the synthetic fiber market as a result of historically low cotton prices.

        Advanced Ceramics.    Net sales for our Advanced Ceramics segment increased $38.7 million over the prior year primarily due to acquisitions ($30.9 million). The remaining increase was primarily due to increased volumes of $4.8 million, primarily in medical products due to strong demand for ceramic hip replacement components, and a better mix of products of $5.5 million, particularly in Piezo applications. This was partially offset by selling price declines of $1.5 million.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $54.0 million over the prior year primarily due to acquisitions ($56.8 million) as well as sales generated in lower margin yielding applications. Sales were unfavorably impacted at our Rohner plant due to customers lost during the prior year that have not been replaced.

Gross profit

        Gross profit increased $102.9 million primarily due to the Acquisitions made in 2004 ($67.5 million). The remaining increase of $35.4 million was primarily due to the impact of the sales increases noted above and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions. This was partially offset by raw material cost increases, including $4.2 million in the Specialty Compounds segment largely due to rising PVC resin costs and other key raw material cost increases and $3.2 million in the Performance Additives segment, including higher copper costs. In addition, higher manufacturing costs partially offset the increase in gross profit.

        Gross profit as a percentage of net sales was 30.3% in the third quarter of 2005 versus 24.5% in the third quarter of 2004 due to the $34.7 million inventory write-up reversal related to the Acquisitions made in 2004 and higher selling prices in 2005, partially offset by the impact of the higher raw material and manufacturing costs.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased $37.7 million due to the Acquisitions made in 2004 ($41.9 million), partially offset by lower salaries and wages due to lower headcount and decreased bonus expenses. SG&A expenses as a percentage of net sales were 18.6% in the third quarter of 2005 as compared to 19.9% for the third quarter of 2004.

Restructuring charge, net

        We recorded $2.9 million of restructuring charges in the third quarter of 2005 for miscellaneous restructuring actions, primarily in the Performance Additives segment for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and in the Specialty Chemicals and Advanced Ceramics segments for miscellaneous headcount reductions.

Management Services Agreement Termination Fee

        In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Operating income

        Performance Additives.    Operating income was flat as acquisitions ($0.5 million) and the favorable impact of currency changes ($0.4 million) were offset by organic business decreases of $0.9 million. Excluding the acquisitions and currency changes, operating income decreased $0.9 million as higher raw material costs of $3.2 million, including higher copper costs, lower sales volumes in the Timber Treatment Chemicals and Clay-based Additives businesses (aggregating $3.1 million) and higher restructuring costs ($1.3 million) were partially offset by increased sales on higher selling prices of $3.7 million primarily in the Timber Treatment Chemicals business, increased volumes in the Water Treatment Chemicals business of $1.0 million and lower selling, general and administrative expenses of $2.0 million.

        Specialty Compounds.    Operating income decreased $0.7 million primarily due to higher raw material costs of $4.2 million primarily due to rising PVC resin costs and other key raw material cost increases, higher manufacturing costs of $0.3 million and lower sales volumes of $0.6 million, partially offset by the impact of higher selling prices ($4.4 million).

        Electronics.    Operating income increased $1.0 million due to increased sales volumes of $1.8 million, primarily in the Electronic Chemicals business on sales to the printed circuit board market in China and lower depreciation and amortization expenses of $1.0 million. This was partially offset by $0.5 million in selling price declines and increased manufacturing costs ($1.4 million).

        Specialty Chemicals.    Operating income for our Specialty Chemicals segment increased $29.8 million over the prior period with $10.0 million from acquisitions. The remaining increase of $19.8 million was primarily due to higher volumes in both the Fine Chemicals and Surface Treatment businesses and an inventory write-up reversal of $12.7 million recorded in the third quarter of 2004, partially offset by higher raw material costs.

        Titanium Dioxide Pigments.    Operating income for our Titanium Dioxide Pigments segment increased $6.4 million versus the prior year period primarily due to acquisitions ($4.4 million). Increased volumes of our titanium dioxide products in rutile form, higher volumes of certain recycling products, an inventory write-up reversal of $4.3 million recorded in the third quarter of 2004 and cost reduction measures were partially offset by decreased volumes of our titanium dioxide products in anatase form and higher depreciation and amortization costs of $2.4 million.

        Advanced Ceramics.    Operating income for our Advanced Ceramics segment increased $21.3 million over the prior year period, including $5.5 million related to acquisitions. The remaining increase was due to increased volumes primarily in medical products and a better mix of products, particularly of Piezo applications and an inventory write-up reversal of $14.4 million recorded in the third quarter of 2004, partially offset by selling price declines, higher depreciation and amortization costs of $1.3 million and increased restructuring costs of $0.6 million.

        Groupe Novasep.    Operating income for our Groupe Novasep segment increased $5.6 million as compared to the prior year period primarily related to acquisitions and an inventory write-up reversal of $2.8 million, partially offset by lower sales at the Rohner plant due to continued capacity utilization issues including the loss of customers during the prior year that have not been replaced.

        Corporate.    Operating loss at Corporate increased $11.0 million primarily due to the management services agreement termination fee of $10.0 million incurred in the third quarter of 2005 and higher central costs to operate the significantly larger business resulting from the acquisitions.

Other income (expenses)

        Interest expense, net.    Interest expense, net, increased $1.6 million in the third quarter of 2005 compared to the same period in 2004. The third quarter of 2005 and 2004 included a gain of $6.4 million and a loss of $1.8 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.7 million and $2.7 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $9.8 million was primarily due to higher debt levels from the Acquisitions made in 2004, partially offset by a reduction in interest expense from the debt paid off in the third quarter of 2005 with IPO proceeds.

        Loss on early extinguishment of debt.    In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

        Refinancing expenses.    In the third quarter of 2004, the Company wrote off $2.8 million of deferred financing costs primarily related to previous long-term debt that was repaid as part of the Dynamit Nobel acquisition.

        Foreign exchange gain (loss), net.    Foreign exchange gains of $2.1 million were recorded in the third quarter of 2005 reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of September 30, 2005 versus June 30, 2005. The increase of $46.0 million from the same period in the prior year was due to a foreign exchange loss of $43.9 million recorded in the third quarter of 2004 reflecting the non-cash currency impact of the stronger euro on the euro-denominated debt and a $10.9 million mark-to-market realized loss on certain foreign currency call options.

        We have designated the portion of our Euro denominated debt that is recorded on our U.S. subsidiaries balance sheet (€687.6 million or $829.0 million at September 30, 2005) as a net investment hedge as of October 1, 2005. As a result, foreign currency gains and losses resulting from changes in the U.S. dollar to the Euro will be recorded in accumulated other comprehensive income within stockholders' equity and will not be reported in the statement of operations as long as the hedge remains effective. We also have €170.4 million or $205.5 million of Euro denominated debt on our U.K. subsidiaries balance sheet at September 30, 2005 that will not be designated as a net investment hedge.

Provision for income taxes

        We recorded an income tax provision of $10.8 million in the third quarter of 2005 on a pre-tax loss of $3.1 million. The effective income tax rate for the third quarter of 2004 was 21.7%. Due to losses incurred during the third quarter of 2005 primarily related to the IPO-related charges, our net deferred tax assets and valuation allowance increased by $8.3 million. In accordance with our accounting policy as described in Note 1, "Description of Business and Summary of Significant Accounting Policies," we recorded a full valuation allowance on the net deferred tax assets in the U.S. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as the impact of foreign tax rate differentials.

Minority interest

        Minority interest represents the minority interest portion of the Groupe Novasep segment net income (loss).

Net income (loss)

        Net loss for the third quarter of 2005 was $13.3 million as compared to a net loss of $59.6 million for the third quarter of 2004 for the reasons described above.

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased $1.4 million over the prior year period due to acquisitions ($1.9 million) and currency changes ($0.4 million). Excluding the impact of acquisitions and currency changes, results decreased as higher raw material costs of $3.2 million, including higher copper costs, lower sales volumes in the Timber Treatment Chemicals and Clay-based Additives businesses (aggregating $3.1 million) and higher manufacturing costs were partially offset by increased sales on higher selling prices of $3.7 million primarily in the Timber Treatment Chemicals business, increased volumes in the Water Treatment Chemicals business of $1.0 million and lower selling, general and administrative expenses of $2.0 million.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased $0.7 million over the prior year period. Higher raw material costs of $4.2 million due largely to rising PVC resin costs and other key raw material cost increases, higher manufacturing costs of $0.3 million and lower sales volumes of $0.6 million, were partially offset by the impact of higher selling prices ($4.4 million).

        Electronics.    Adjusted EBITDA for our Electronics segment increased $0.1 million over the prior year period as the impact of increased sales volumes in the Electronic Chemicals business on sales to the printed board circuit market in China and favorable currency changes were offset by selling price declines and lower volumes in the Wafer Reclaim business and higher manufacturing costs.

        Specialty Chemicals.    Adjusted EBITDA for our Specialty Chemicals segment increased $19.7 million over the prior period primarily due to acquisitions ($12.8 million). The remaining increase of $6.9 million was primarily due to volume growth in the Surface Treatment and Fine Chemicals businesses, partially offset by higher raw material costs.

        Titanium Dioxide Pigments.    Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $7.4 million over the prior year period primarily due to acquisitions ($7.3 million). Increased volumes of our titanium dioxide products in rutile form and higher volumes of certain recycling products were offset by decreased volumes of our titanium dioxide products in anatase form.

        Advanced Ceramics.    Adjusted EBITDA for our Advanced Ceramics segment increased $11.2 million over the prior year period primarily due to acquisitions ($7.8 million). The remaining increase was primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines.

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment increased $7.1 million as compared to the prior year period despite $10.4 million related to acquisitions and an inventory write-up reversal of $2.8 million recorded in the third quarter of 2004. This was offset due to lower sales at the Rohner plant due to continued capacity utilization issues including the loss of customers during the prior year that have not been replaced.

        Corporate.    Adjusted EBITDA loss at Corporate increased $1.3 million primarily due to higher central costs to operate the significantly larger business resulting from the acquisitions.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004

Overview

        Net sales increased $1,330.9 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily as a result of the Acquisitions made in 2004 ($1,261.0 million) and $9.9 million due to currency changes. The remaining sales improvement of $60.0 million was primarily in the Specialty Compounds, Specialty Chemicals and Advanced Ceramics segments (aggregating $49.6 million).

        Gross profit increased $450.5 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the sales increases noted above, the Acquisitions made in 2004 ($418.5 million), an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions (see Note 4, "Segment Information," for further detail) and $2.8 million due to currency changes. This increase was partially offset by raw material cost increases as well as higher manufacturing costs.

        Operating income increased $157.6 million for the nine months ended September 30, 2005 compared with the same period in 2004 primarily due to the Acquisitions made in 2004 ($152.9 million). The remaining increase was primarily in the Specialty Chemicals and Advanced Ceramics segments (aggregating $35.6 million) on higher sales and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions, partially offset by higher raw material, manufacturing and restructuring costs as well as higher corporate selling, general and administrative expenses primarily related to the acquisitions.

        Net income increased $159.8 million for the nine months ended September 30, 2005 compared with the same period in the prior year primarily due to the operating income increases noted above and an increase in foreign exchange gains reflecting the non-cash impact of our euro-denominated debt due to a weaker euro as of September 30, 2005 versus December 31, 2004 (versus losses recorded in the same period in the prior year), partially offset by the loss on early extinguishment of debt ($26.6 million), a management services agreement termination fee ($10.0 million) and higher raw material, manufacturing and restructuring costs as well as higher corporate selling, general and administrative expenses primarily related to the acquisitions..

        Net income for the nine months ended September 30, 2005 included IPO-related expenses of $36.6 million, foreign exchange gains of $116.1 million, an inventory write-up reversal of $3.1 million, restructuring and related charges of $9.2 million and other non-recurring items of $4.8 million. Interest expense related to debt repaid with IPO proceeds was $33.2 million for the nine months ended September 30, 2005.

        Net income for the nine months ended September 30, 2004 included foreign exchange losses of $35.3 million, an inventory write-up reversal of $34.7 million, refinancing expenses of $2.8 million and other non recurring items of $8.9 million. Interest expense related to debt repaid with IPO proceeds was $34.3 million for the nine months ended September 30, 2004.

        Adjusted EBITDA increased $239.4 million for the nine months ended September 30, 2005 compared to the same period in 2004 due to the effect of the Acquisitions made in 2004 ($248.0 million) and the sales increases noted above, partially offset by higher raw material, manufacturing and restructuring costs and higher selling, general and administrative expenses.

Net sales

        Performance Additives.    Net sales for our Performance Additives segment increased $49.8 million over the prior year period primarily due to acquisitions ($42.4 million) as well as currency changes of $3.0 million. The remaining increase was primarily due to higher selling prices ($13.4 million) to offset higher raw material costs, partially offset by lower volumes, primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market and in the Clay-based Additives business following a slowdown in oilfield production after Hurricane's Katrina and Rita.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $25.3 million over the prior year period primarily due to higher selling prices ($13.6 million), stronger sales volume in our wire and cable compounds business and the impact of currency changes.

        Electronics.    Net sales for our Electronics segment increased $9.8 million over the prior year period with $3.0 million due to currency changes. The remaining increase was primarily due to increased sales volumes in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets, as well as increased demand for cell phone and personal computer products, partially offset by $1.9 million in selling price declines and lower volumes in the Wafer Reclaim and Photomasks businesses.

        Specialty Chemicals.    Net sales for our Specialty Chemicals segment increased $525.7 million over the prior period primarily due to acquisitions ($505.7 million). The remaining increase was primarily due to the impact of currency changes ($1.8 million), higher volumes in both the Fine Chemicals and Surface Treatment businesses and higher selling prices in the Fine Chemicals business of $11.5 million primarily to offset higher raw material costs. Sales in the Surface Treatment business were favorably impacted by Aerospace and Automotive applications, particularly in Europe. Strong Lithium applications continued to have a favorable impact on sales in the Fine Chemicals business.

        Titanium Dioxide Pigments.    Net sales for our Titanium Dioxide Pigments segment increased $251.4 million versus the prior year period primarily due to acquisitions ($249.0 million). The remaining increase was primarily due to increased volumes of our titanium dioxide products in rutile form and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase form due to weaker demand in the synthetic fiber market as a result of historically low cotton prices.

        Advanced Ceramics.    Net sales for our Advanced Ceramics segment increased $227.0 million over the prior year period primarily due to acquisitions ($219.2 million). The remaining increase of $7.8 million was primarily due to increased volumes of medical products, due to strong demand for ceramic hip replacement components, and a better mix of Piezo applications, partially offset by selling price declines of $6.7 million.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $241.9 million as compared to the prior year period due to acquisitions ($244.7 million) as well as sales generated in lower margin yielding applications. Sales were unfavorably impacted at our Rohner plant due to the loss of customers during the prior year that have not been replaced.

Gross profit

        Gross profit increased $450.5 million primarily due to the Acquisitions made in 2004 ($418.5 million) and $2.8 million due to currency changes. The remaining increase of $29.2 million was primarily due to the impact of the sales increases noted above and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions. This was partially offset by raw material cost increases, including $14.5 million in the Specialty Compounds segment primarily due to PVC resin and other key raw material cost increases and $12.5 million in the Performance Additives segment, including higher copper costs. In addition, higher manufacturing costs of $3.1 million in the Electronics segment partially offset the increase in gross profit.

        Gross profit as a percentage of net sales was 30.6% for the first nine months of 2005 versus 26.4% for the first nine months of 2004 due to the inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions and the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses (offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses), partially offset by the impact of the higher raw material and manufacturing costs.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased $274.3 million primarily due to the Acquisitions made in 2004 ($265.6 million). The remaining increase of $8.7 million was due primarily to higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above, the impact of currency changes ($0.8 million), higher special charges including CCA litigation ($1.4 million), higher systems/organization establishment expenses ($0.8 million) primarily related to initial documentation and compliance with Sarbanes-Oxley and higher cancelled acquisition and disposition costs ($0.5 million).

        SG&A expenses as a percentage of net sales were 19.1% for the first nine months of 2005 as compared to 17.2% for the first nine months of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

Restructuring charge, net

        We recorded $8.7 million of restructuring charges in the first nine months of 2005 for miscellaneous restructuring actions, primarily in the Electronics segment relating to the wafer reclaim restructuring and in the Performance Additives segment related to the closure of the Baulking, United Kingdom facility in the Clay-based Additives business. In addition, restructuring charges were recorded in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions.

Management Services Agreement Termination Fee

        In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Operating income

        Performance Additives.    Operating income decreased $4.0 million despite the favorable impact of acquisitions ($3.6 million). The decrease was primarily due to higher raw material costs of $12.5 million, including higher copper costs, lower sales volumes of $7.9 million and an increase of $4.5 million of restructuring charges. This was partially offset by increased sales on higher selling prices of $13.4 million and lower selling, general and administrative expenses of $5.5 million.

        Specialty Compounds.    Operating income decreased $1.2 million due to higher raw material costs of $14.5 million primarily due to PVC resin and other key raw material cost increases and higher manufacturing costs of $0.9 million, partially offset by the impact of higher selling prices ($13.6 million) and stronger sales volume in our wire and cable compounds business.

        Electronics.    Operating income decreased $0.2 million primarily due to increased manufacturing costs of $3.1 million and selling price declines of $1.9 million. This was partially offset by higher sales volumes and a favorable product mix in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets (aggregating $3.6 million), lower raw material costs of $0.8 million and the effects of currency changes of $0.4 million.

        Specialty Chemicals.    Operating income for our Specialty Chemicals segment increased $97.1 million over the prior period primarily due to acquisitions ($77.3 million). The remaining increase of $19.8 million was primarily due to higher volumes in both the Fine Chemicals and Surface Treatment businesses, higher selling prices and an inventory write-up reversal of $12.7 million recorded in 2004, partially offset by higher raw material costs.

        Titanium Dioxide Pigments.    Operating income for our Titanium Dioxide Pigments segment increased $30.7 million versus the prior year period primarily due to acquisitions ($28.7 million). Increased volumes of our titanium dioxide products in rutile form, higher volumes of certain recycling products and an inventory write-up reversal of $4.3 million recorded in 2004 were partially offset by decreased volumes of our titanium dioxide products in anatase form and higher depreciation and amortization costs of $2.4 million.

        Advanced Ceramics.    Operating income for our Advanced Ceramics segment increased $52.0 million over the prior year period primarily due to acquisitions ($36.2 million). The remaining increase was primarily due to increased volumes of medical products, a better mix of Piezo applications and an inventory write-up reversal of $14.4 million, partially offset by selling price declines of $6.7 million, increased manufacturing costs of $2.6 million, increased raw material costs of $1.4 million, higher depreciation and amortization costs of $1.3 million and increased restructuring costs of $0.6 million.

        Groupe Novasep.    Operating income for our Groupe Novasep segment increased $7.5 million as compared to the prior year period primarily due to acquisitions.

        Corporate.    Operating loss at Corporate increased $24.3 million primarily due to the management services agreement termination fee of $10.0 million incurred in the third quarter of 2005 and higher central costs to operate the significantly larger business resulting from the acquisitions as well as costs for initial compliance with Sarbanes-Oxley.

Other income (expenses)

        Interest expense, net.    For the first nine months of 2005, interest expense, net, increased $77.6 million. The first nine months of 2005 and 2004 included a gain of $12.6 million and $6.8 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $8.3 million and $4.5 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $79.6 million was primarily due to higher debt levels from the Acquisitions made in 2004, partially offset by a reduction in interest expense from the debt paid off in the third quarter of 2005 with IPO proceeds.

        Loss on early extinguishment of debt.    In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

        Refinancing expenses.    In the third quarter of 2004, the Company wrote off $2.8 million of deferred financing costs primarily related to previous long-term debt that was repaid as part of the Dynamit Nobel acquisition.

        Foreign exchange gain (loss), net.    Foreign exchange gains of $116.1 million were recorded in the first nine months of 2005 reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of September 30, 2005 versus December 31, 2004. The increase of $151.4 million from the same period in the prior year was due to a foreign exchange loss of $35.3 million recorded in the first nine months of 2004.

        Other, net.    In June 2004, the Company paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

Provision for income taxes

        The effective income tax rate for the first nine months of 2005 and 2004 was 32.1% and 3.3%, respectively. The effective tax rate in the nine months ended September 30, 2005 was favorably impacted by the reversal of $20.3 million of valuation allowances related to US federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as by the impact of foreign tax rate differentials.

Minority interest

        Minority interest income represents the minority interest portion of the Groupe Novasep segment net income (loss).

Net income (loss)

        Net income for the first nine months of 2005 was $113.6 million as compared to a net loss of $46.2 million for the first nine months of 2004 for the reasons described above.

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased $4.1 million over the prior year period primarily due to increased sales on higher selling prices of $13.4 million, lower selling, general and administrative expenses of $5.5 million and the favorable impact of acquisitions ($5.8 million). This was partially offset by higher raw material costs of $12.5 million, including higher copper costs and lower sales volumes of $7.9 million.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased $1.0 million over the prior year period primarily due to higher raw material costs of $14.5 million primarily due to PVC resin and other key raw material cost increases and higher manufacturing costs of $0.9 million, partially offset by the impact of higher selling prices ($13.6 million) and stronger sales volume in our wire and cable compounds business.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased $1.1 million primarily due to selling price decreases, higher manufacturing costs and lower volumes in the Wafer Reclaim and Photomasks businesses, partially offset by higher sales volumes in the Electronic Chemicals business and the effects of currency changes.

        Specialty Chemicals.    Adjusted EBITDA for our Specialty Chemicals segment increased $112.1 million over the prior period, including $105.2 million related to acquisitions. The remaining increase was primarily due to higher volumes in both the Fine Chemicals and Surface Treatment businesses and higher selling prices, partially offset by higher raw material costs.

        Titanium Dioxide Pigments.    Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $50.4 million over the prior year period primarily from acquisitions ($50.3 million), increased volumes of our titanium dioxide products in rutile form, higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase form.

        Advanced Ceramics.    Adjusted EBITDA for our Advanced Ceramics segment increased $56.7 million over the prior year period primarily due to acquisitions ($53.3 million). The remaining increase was primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines and increased manufacturing and raw material costs.

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment increased $30.1 million over the prior year period despite the impact of acquisitions ($33.4 million). The remaining decrease was primarily due to continued capacity utilization issues at the Rohner plant including the loss of customers during the prior year that have not been replaced and losses on foreign currency derivatives in the nine months ended September 30, 2005.

        Corporate.    Adjusted EBITDA loss at Corporate increased $11.9 million due to higher central costs to operate the significantly larger business resulting from the acquisitions and costs for initial compliance with Sarbanes-Oxley.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in millions)
Net (loss) income	$(13.3)	$(59.6)	$113.6	$(46.2)
Income tax provision (benefit)	10.8	(16.5)	52.5	(1.6)
Minority interest	(0.6)	—	(2.3)	—

(Loss) income before taxes and minority interest	(3.1)	(76.1)	163.8	(47.8)
Interest expense, net(a)	55.4	53.8	177.6	100.0
Depreciation and amortization	49.5	32.2	154.7	60.4
Restructuring and related charges	2.9	0.1	9.2 (c)	0.1
CCA litigation defense costs	(0.1)	—	1.4	—
Systems/organization establishment expenses	1.4	1.5	3.3	2.5
Cancelled acquisition and disposition costs	—	—	0.6	0.1
Stamp duty tax	—	—	—	4.0
Inventory write-up reversal	—	34.7	3.1	34.7
Management services agreement termination fee(b)	10.0	—	10.0	—
Loss on early extinguishment of debt(b)	26.6	—	26.6	—
Refinancing expenses	—	2.8	—	2.8
Loss from disposed businesses	—	0.8	—	0.8
Foreign exchange (gain) loss	(2.1)	43.9	(116.1)	35.3
Other	(0.5)	1.4	(0.5)	1.4

Total Adjusted EBITDA	$140.0	$95.1	$433.7	$194.3

(a)
Includes a gain of $6.4 million and a loss of $1.8 million for the three months ended September 30, 2005 and 2004, respectively, and gains of $12.6 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of the Company's interest rate and cross-currency hedging instruments.

(b)
In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was incurred in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

(c)
Includes inventory writedowns of $0.5 million recorded in cost of products sold.

Pro Forma Net Sales, Income (Loss) before Taxes and Minority Interest and Adjusted EBITDA

Actual three months ended September 30, 2005 compared with pro forma three months ended September 30, 2004 and actual nine months ended September 30, 2005 compared with pro forma nine months ended September 30, 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
	($ in millions)
Net sales:
Performance Additives	$170.7	$169.5	$520.3	$514.4
Specialty Compounds	57.6	52.0	177.8	152.5
Electronics	46.9	43.2	134.6	124.8
Specialty Chemicals	202.6	178.4	642.3	555.1
Titanium Dioxide Pigments	106.6	102.3	320.3	315.1
Advanced Ceramics	95.3	86.6	283.6	259.8
Groupe Novasep	92.0	81.9	279.9	236.2

Total	$771.7	$713.9	$2,358.8	$2,157.9

Income (loss) before taxes and minority interest:
Performance Additives	$19.2	$19.7	$66.3	$72.0
Specialty Compounds	5.3	5.5	17.2	16.9
Electronics	2.9	(0.3)	4.4	2.0
Specialty Chemicals	25.0	(8.1)	69.0	22.7
Titanium Dioxide Pigments	4.9	2.8	12.9	14.3
Advanced Ceramics	8.2	(5.6)	20.7	4.5
Groupe Novasep	(0.8)	3.2	(7.0)	11.8
Corporate	(67.8)	(78.3)	(19.7)	(145.6)

Total	$(3.1)	$(61.1)	$163.8	$(1.4)

Adjusted EBITDA:
Performance Additives	$36.9	$36.9	$118.3	$120.1
Specialty Compounds	6.6	7.3	21.3	22.3
Electronics	7.7	7.6	20.5	21.6
Specialty Chemicals	40.8	33.1	133.2	104.4
Titanium Dioxide Pigments	21.5	21.0	64.5	61.3
Advanced Ceramics	24.5	20.4	70.0	59.0
Groupe Novasep	12.3	15.0	35.3	41.2
Corporate	(10.3)	(7.7)	(29.4)	(27.2)

Total	$140.0	$133.6	$433.7	$402.7

	Change: Pro Forma Three Months Ended September 30, 2005 vs. September 30, 2004					Change: Pro Forma Nine Months Ended September 30, 2005 vs. September 30, 2004
	Total Change In $	Total Change in %	Foreign Exchange Effect in $	Organic Change in $	Organic Change in %	Total Change In $	Total Change in %	Foreign Exchange Effect in $	Organic Change in $	Organic Change in %
	($ in millions)
Pro forma net sales:
Performance Additives	$1.2	0.7%	$(0.2)	$1.4	0.8%	$5.9	1.1%	$3.6	$2.3	0.4%
Specialty Compounds	5.6	10.8	—	5.6	10.8	25.3	16.6	1.5	23.8	15.6
Electronics	3.7	8.6	0.6	3.1	7.2	9.8	7.9	3.0	6.8	5.4
Specialty Chemicals	24.2	13.6	1.3	22.9	12.8	87.2	15.7	17.6	69.6	12.5
Titanium Dioxide Pigments	4.3	4.2	(0.2)	4.5	4.4	5.2	1.7	9.3	(4.1)	(1.3)
Advanced Ceramics	8.7	10.0	(0.2)	8.9	10.3	23.8	9.2	7.5	16.3	6.3
Groupe Novasep	10.1	12.3	1.7	8.4	10.3	43.7	18.5	8.3	35.4	15.0

Total	$57.8	8.1%	$3.0	$54.8	7.7%	$200.9	9.3%	$50.8	$150.1	7.0%

Pro forma income (loss) before taxes and minority interest:
Performance Additives	$(0.5)	(2.5)%				$(5.7)	(7.9)%
Specialty Compounds	(0.2)	(3.6)				0.3	1.8
Electronics	3.2	1,066.7				2.4	120.0
Specialty Chemicals	33.1	408.6				46.3	204.0
Titanium Dioxide Pigments	2.1	75.0				(1.4)	(9.8)
Advanced Ceramics	13.8	246.4				16.2	360.0
Groupe Novasep	(4.0)	(125.0)				(18.8)	(159.3)
Corporate	10.5	13.4				125.9	86.5

Total	$58.0	94.9%				$165.2	11,800.0%

Pro forma Adjusted EBITDA:
Performance Additives	$—	—%	$0.5	$(0.5)	(4.9)%	$(1.8)	(1.5)%	$1.6	$(3.4)	(3.9)%
Specialty Compounds	(0.7)	(9.6)	—	(0.7)	(9.6)	(1.0)	(4.5)	0.2	(1.2)	(5.4)
Electronics	0.1	1.3	0.1	—	—	(1.1)	(5.1)	0.1	(1.2)	(5.6)
Specialty Chemicals	7.7	23.3	0.2	7.5	22.7	28.8	27.6	3.8	25.0	23.9
Titanium Dioxide Pigments	0.5	2.4	(0.1)	0.6	2.9	3.2	5.2	1.9	1.3	2.1
Advanced Ceramics	4.1	20.1	(0.1)	4.2	20.6	11.0	18.6	1.9	9.1	15.4
Groupe Novasep	(2.7)	(18.0)	—	(2.7)	(18.0)	(5.9)	(14.3)	0.8	(6.7)	(16.3)
Corporate	(2.6)	(33.8)	0.1	(2.7)	(35.1)	(2.2)	(8.1)	(1.1)	(1.1)	(4.0)

Total	$6.4	4.8%	$0.7	$5.7	3.3%	$31.0	7.7%	$9.2	$21.8	5.1%

Overview—Actual three months ended September 30, 2005 compared with pro forma three months ended September 30, 2004

        Net sales increased $57.8 million on a pro forma basis over the prior year period. Sales were up in all segments, primarily in the Specialty Chemicals, Advanced Ceramics and Groupe Novasep segments (aggregating $43.0 million).

        Income (loss) before taxes and minority interest on a pro forma basis increased $58.0 million over the prior year period due to the sales increases noted above, an increase in foreign exchange gains reflecting the non-cash impact of our euro-denominated debt due to a weaker euro as of September 30, 2005 versus June 30, 2005 (versus losses recorded in the same period in the prior year) and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004 related to acquisitions, partially offset by higher raw material, manufacturing and restructuring costs, higher selling, general and administrative expenses and costs incurred of $36.6 million in the third quarter of 2005 related to the IPO.

        Adjusted EBITDA on a pro forma basis increased $6.4 million over the prior year period with $0.7 million due to currency changes. The remaining increase was due to the sales increases noted above, partially offset by higher raw material, manufacturing and restructuring costs as well as higher selling, general and administrative expenses.

Pro Forma Net Sales

        Performance Additives.    Net sales on a pro forma basis for our Performance Additives segment increased $1.2 million over the prior year period primarily due to higher selling prices and higher volume in the Water Treatment Chemicals business. This was partially offset by lower volumes, primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market and in the Clay-based Additives business following a slowdown in oilfield production after Hurricane's Katrina and Rita.

        Specialty Compounds.    Net sales on a pro forma basis for our Specialty Compounds segment increased $5.6 million over the prior year period primarily due to the impact of higher selling prices to offset higher raw material costs.

        Electronics.    Net sales on a pro forma basis for our Electronics segment increased $3.7 million over the prior year period with $0.6 million due to currency changes. The remaining increase was due to higher sales volumes in the Electronics Chemicals business primarily on sales to the printed circuit board market as well as increased demand for cell phone and personal computer products. This was partially offset by selling price declines and lower volumes in the Wafer Reclaim business.

        Specialty Chemicals.    Net sales on a pro forma basis for our Specialty Chemicals segment increased $24.2 million over the prior year period. The increase was primarily due to higher volumes in both the Fine Chemicals and Surface Treatment businesses. Sales in the Surface Treatment business were favorably impacted by Aerospace and Automotive applications, particularly in Europe. Strong Lithium applications continued to have a favorable impact on sales in the Fine Chemicals business.

        Titanium Dioxide Pigments.    Net sales on a pro forma basis for our Titanium Dioxide Pigments segment increased $4.3 million over the prior year period primarily due to increased volumes of our titanium dioxide products in rutile form and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase form due to weaker demand in the synthetic fiber market as a result of historically low cotton prices.

        Advanced Ceramics.    Net sales on a pro forma basis for our Advanced Ceramics segment increased $8.7 million over the prior year period due to increased volumes, primarily in medical products due to strong demand for ceramic hip replacement components, and a better mix of products, particularly in Piezo applications. This was partially offset by selling price declines of $2.3 million.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $10.1 million on a pro forma basis as compared to the prior year period primarily due to sales generated by the Groupe Novasep SAS acquisitions made after the third quarter of 2004, partially offset by lower sales at the Rohner plant due to the loss of customers in the prior year that have not been replaced.

Pro Forma Income (loss) before taxes and minority interest

        Income (loss) before taxes and minority interest increased $58.0 million on a pro forma basis over the prior year period due to the sales increases noted above, an increase in foreign exchange gains (versus losses recorded in the same period in the prior year) and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004, partially offset by higher raw material, manufacturing and restructuring costs, higher selling, general and administrative expenses and costs incurred of $36.6 million in the third quarter of 2005 related to the IPO consisting of the write-off of deferred financing costs ($13.4 million), redemption premiums ($13.2 million) and the termination of the management services agreement with affiliates of KKR and DLJMB ($10.0 million).

Pro Forma Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment was flat from the prior year period as increased sales on higher selling prices, increased volumes in the Water Treatment Chemicals business and lower selling, general and administrative expenses were offset by higher raw material costs, including higher copper costs, lower sales volumes in the Timber Treatment Chemicals and Clay-based Additives businesses and higher manufacturing costs.

        Specialty Compounds.    Adjusted EBITDA on a pro forma basis for our Specialty Compounds segment decreased $0.7 million from the prior year period due to higher raw material costs of $4.2 million primarily due to PVC resin and other key raw material cost increases, higher manufacturing costs of $0.3 million and lower sales volumes of $0.6 million, partially offset by the impact of higher selling prices ($4.4 million).

        Electronics.    Adjusted EBITDA on a pro forma basis for our Electronics segment increased $0.1 million from the prior year period as the impact of currency changes and increased sales volumes in the Electronic Chemicals business on sales to the printed board circuit market were offset by selling price declines, lower volumes in the Wafer Reclaim business and higher manufacturing costs.

        Specialty Chemicals.    Adjusted EBITDA on a pro forma basis for our Specialty Chemicals segment increased $7.7 million over the prior year period primarily due to volume growth in the Surface Treatment and Fine Chemicals businesses, partially offset by higher raw material costs.

        Titanium Dioxide Pigments.    Adjusted EBITDA on a pro forma basis for our Titanium Dioxide Pigments segment increased $0.5 million over the prior year period primarily on increased volumes of our titanium dioxide products in rutile form and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase form.

        Advanced Ceramics.    Adjusted EBITDA on a pro forma basis for our Advanced Ceramics segment increased $4.1 million over the prior year period primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by increased manufacturing and raw material costs and selling price declines.

        Groupe Novasep.    Adjusted EBITDA on a pro forma basis for our Groupe Novasep segment decreased $2.7 million as compared to the prior year period as the increased sales discussed above did not yield a proportionate increase in Adjusted EBITDA as this higher sales level stemmed from lower margin business. In addition, continued capacity utilization issues at the Rohner plant including the loss of customers that have not been replaced had an unfavorable impact on Adjusted EBITDA.

        Corporate.    Adjusted EBITDA loss on a pro forma basis at Corporate increased $2.6 million over the prior year period due to the higher central costs to operate the significantly larger business resulting from the acquisitions.

Overview—Actual nine months ended September 30, 2005 compared with pro forma nine months ended September 30, 2004

        Net sales increased $200.9 million on a pro forma basis over the prior year period with $50.8 million due to currency changes. The remaining sales improvement of $150.1 million was primarily in the Specialty Compounds, Specialty Chemicals, Advanced Ceramics and Groupe Novasep segments (aggregating $145.1 million).

        Income (loss) before taxes and minority interest on a pro forma basis increased by $165.2 million over the prior year period due to the sales increases noted above, an increase in foreign exchange gains reflecting the non-cash impact of our euro-denominated debt due to a weaker euro as of September 30, 2005 versus December 31, 2004 (versus losses recorded in the same period in the prior year) and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004, partially offset by higher raw material, manufacturing and restructuring costs, higher selling, general and administrative expenses and costs incurred of $36.6 million in the third quarter of 2005 related to the IPO.

        Adjusted EBITDA increased $31.0 million on a pro forma basis over the prior year period with $9.2 million due to currency changes. The remaining increase of $21.8 million was due to the sales increases noted above, partially offset by higher raw material, manufacturing and restructuring costs and higher selling, general and administrative expenses.

Pro Forma Net Sales

        Performance Additives.    Net sales on a pro forma basis for our Performance Additives segment increased $5.9 million with $3.6 million due to currency changes. The remaining increase was primarily due to higher selling prices to offset higher raw material costs, partially offset by lower volumes primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market and in the Clay-based Additives business following a slowdown in oilfield production after Hurricane's Katrina and Rita.

        Specialty Compounds.    Net sales on a pro forma basis for our Specialty Compounds segment increased $25.3 million over the prior period primarily due to higher selling prices, stronger sales volume in our wire and cable compounds business and the impact of currency changes.

        Electronics.    Net sales on a pro forma basis for our Electronics segment increased $9.8 million over the prior year period with $3.0 million due to currency changes. The remaining increase of $6.8 million was primarily due to increased sales volumes in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets, as well as increased demand for cell phone and personal computer products, partially offset by selling price declines and lower volumes in the Wafer Reclaim and Photomasks businesses.

        Specialty Chemicals.    Net sales on a pro forma basis for our Specialty Chemicals segment increased $87.2 million on a pro forma basis over the prior period, including $17.6 million related to currency changes. The remaining increase of $69.6 million was on higher volumes in both the Fine Chemicals and Surface Treatment businesses and higher selling prices in the Fine Chemicals business of $13.1 million primarily to offset higher raw material costs. Sales in the Surface Treatment business were favorably impacted by Aerospace and Automotive applications, particularly in Europe. Strong Lithium applications continued to have a favorable impact on sales in the Fine Chemicals business.

        Titanium Dioxide Pigments.    Net sales for our Titanium Dioxide Pigments segment increased $5.2 million on a pro forma basis versus the prior year period as the favorable impact of currency changes, increased volumes of our titanium dioxide products in rutile form and higher volumes of certain recycling products were partially offset by decreased volumes of our titanium dioxide products in anatase form due to weaker demand in the synthetic fiber market as a result of historically low cotton prices.

        Advanced Ceramics.    Net sales for our Advanced Ceramics segment increased $23.8 million on a pro forma basis over the prior year period, including $7.5 million related to currency changes. The remaining increase of $16.3 million is primarily due to increased volumes of medical products due to strong demand for ceramic hip replacement components, and a better mix of Piezo applications, partially offset by selling price declines.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $43.7 million on a pro forma basis as compared to the prior year period with $8.3 million related to currency changes. The remaining increase was primarily due to sales generated by the Groupe Novasep SAS acquisitions made after the third quarter of 2004, partially offset by lower sales at the Rohner plant due to customers lost in the prior year that have not been replaced.

Pro Forma Income (loss) before taxes and minority interest

        Income (loss) before taxes and minority interest increased $165.2 million on a pro forma basis over the prior year period due to the sales increases noted above, an increase in foreign exchange gains (versus losses recorded in the same period in the prior year) and an inventory write-up reversal of $34.7 million recorded in the third quarter of 2004, partially offset by higher raw material, manufacturing and restructuring costs, higher selling, general and administrative expenses and costs incurred of $36.6 million in the third quarter of 2005 related to the IPO consisting of the write-off of deferred financing costs ($13.4 million), redemption premiums ($13.2 million) and the termination of the management services agreement with affiliates of KKR and DLJMB ($10.0 million).

Pro Forma Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased $1.8 million despite $1.6 million of favorable currency changes. The remaining decrease of $3.4 million was primarily due to higher raw material costs and lower sales volumes.

        Specialty Compounds.    Adjusted EBITDA on a pro forma basis for our Specialty Compounds segment decreased $1.0 million primarily due to higher raw material costs of $14.5 million primarily due to PVC resin and other key raw material cost increases and higher manufacturing costs of $0.9 million, partially offset by the impact of higher selling prices ($13.6 million) and stronger sales volume in our wire and cable compounds business.

        Electronics.    Adjusted EBITDA on a pro forma basis for our Electronics segment decreased $1.1 million primarily due to selling price decreases, higher manufacturing costs and lower volumes in the Wafer Reclaim and Photomasks businesses, partially offset by higher sales volumes in the Electronic Chemicals business.

        Specialty Chemicals.    Adjusted EBITDA for our Specialty Chemicals segment increased $28.8 million on a pro forma basis over the prior period, including $3.8 million related to currency changes. The remaining increase of $25.0 million was primarily due to higher volumes in both the Fine

Chemicals and Surface Treatment businesses and higher selling prices, partially offset by higher raw material costs.

        Titanium Dioxide Pigments.    Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $3.2 million on a pro forma basis over the prior year period, with $1.9 million of favorable currency changes. The remaining increase was due to increased volumes of our titanium dioxide products in rutile form, higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase form and higher manufacturing costs.

        Advanced Ceramics.    Adjusted EBITDA for our Advanced Ceramics segment increased $11.0 million on a pro forma basis over the prior year period primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines and increased manufacturing and raw material costs.

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment decreased $5.9 million on a pro forma basis as compared to the prior year period primarily due to continued capacity utilization issues at the Rohner plant including customers lost in the prior year that have not been replaced while higher sales at the remaining facilities did not yield a proportionate increase in Adjusted EBITDA as the higher sales level stemmed from lower margin business. In addition, 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

        Corporate.    Adjusted EBITDA loss at Corporate increased $2.2 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were partially offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Reconciliation of Pro Forma Income (Loss) before taxes and minority interest to Pro Forma Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure on a consolidated basis and income (loss) before taxes and minority interest as the most comparable U.S. GAAP measure on a segment basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma income (loss) before taxes and minority interest to pro forma Adjusted EBITDA on a consolidated and segment basis for the three months and nine months ended September 30, 2004:

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Group Novasep	Corporate	Consolidated
	($ in millions)
Three months ended September 30, 2004
Income (loss) before taxes and minority interest	$19.7	$5.5	$(0.3)	$(8.1)	$2.8	$(5.6)	$3.2	$(78.3)	$(61.1)
Interest expense, net	7.5	(0.1)	1.7	11.3	7.2	7.7	2.7	22.1	60.1
Depreciation and amortization	8.6	1.9	5.2	9.5	7.1	6.3	6.0	0.2	44.8
Restructuring and related charges	0.2	—	—	—	—	—	—	—	0.2
Systems /organization establishment expenses	—	—	—	—	—	—	—	1.5	1.5
Inventory write-up reversal	0.5	—	—	12.7	4.3	14.4	2.8	—	34.7
Refinancing expenses	—	—	—	—	—	—	—	2.8	2.8
Loss on disposed business	—	—	—	—	—	—	—	0.8	0.8
Foreign exchange loss	0.4	—	1.0	1.1	—	—	—	42.7	45.2
Other	—	—	—	6.6	(0.4)	(2.4)	0.3	0.5	4.6

Total Adjusted EBITDA	$36.9	$7.3	$7.6	$33.1	$21.0	$20.4	$15.0	$(7.7)	$133.6

Nine months ended September 30, 2004
Income (loss) before taxes and minority interest	$72.0	$16.9	$2.0	$22.7	$14.3	$4.5	$11.8	$(145.6)	$(1.4)
Interest expense, net	22.5	(0.4)	5.0	33.8	21.8	23.1	7.7	69.2	182.7
Depreciation and amortization	25.7	5.8	15.6	28.6	21.3	19.1	18.1	0.7	134.9
Restructuring and related charges	0.2	—	—	—	—	0.1	0.3	—	0.6
Systems /organization establishment expenses	—	—	—	—	—	—	—	2.5	2.5
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	0.5	—	—	12.7	4.3	14.4	2.8	—	34.7
Refinancing expenses	—	—	—	—	—	—	—	2.8	2.8
Loss on disposed business	—	—	—	—	—	—	—	0.8	0.8
Foreign exchange (gain) loss	(0.8)	—	(1.0)	—	—	—	—	37.3	35.5
Other	—	—	—	6.6	(0.4)	(2.2)	0.5	1.0	5.5

Total Adjusted EBITDA	$120.1	$22.3	$21.6	$104.4	$61.3	$59.0	$41.2	$(27.2)	$402.7

        The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis:

	Three months ended September 30, 2004	Nine months ended September 30, 2004
	($ in millions)
Net loss	$(47.7)	$(8.2)
Income tax (benefit) provision	(13.4)	6.8

Loss before taxes and minority interest	(61.1)	(1.4)
Interest expense, net	60.1	182.7
Depreciation and amortization	44.8	134.9
Restructuring and related charges	0.2	0.6
Systems/organization establishment expenses	1.5	2.5
Cancelled acquisition and disposition costs	—	0.1
Stamp duty tax	—	4.0
Inventory write-up reversal	34.7	34.7
Refinancing expenses	2.8	2.8
Loss from disposed businesses	0.8	0.8
Foreign exchange loss	45.2	35.5
Other	4.6	5.5

Total Adjusted EBITDA	$133.6	$402.7

Liquidity and Capital Resources

Cash Flows

        Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at September 30, 2005 exchange rates.

        Operating Activities.    Net cash provided by operating activities was $182.6 million and $86.1 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash from operating activities increased in 2005 from higher Adjusted EBITDA offset by an increase in working capital primarily due to the inclusion of the businesses acquired in the 2004 acquisitions and the impact of seasonality on some of our businesses.

        Investing Activities.    Net cash used in investing activities was $138.9 million and $2,096.5 million for the nine months ended September 30, 2005 and 2004, respectively. Investing activities for the nine months ended September 30, 2005 primarily was comprised of capital expenditures, which increased primarily from the Dynamit Nobel Acquisition. Net cash used for investing activities for the nine months ended September 30, 2004 includes $2,009.6 million related to the Dynamit Nobel Acquisition and approximately $50.0 million related to the acquisition of the Pigments and Dispersions business of Johnson Matthey PLC.

        Financing Activities.    Net cash used in financing activities was $20.3 million for the nine months ended September 30, 2005 and net cash provided by financing activities was $2,150.3 million for the nine months ended September 30, 2004, which included scheduled payments for long-term debt. Financing activities for the nine months ended September 30, 2005 included proceeds received from the IPO and the subsequent issuance of common stock and the repayment of long-term debt and redeemable convertible preferred stock. For the nine months ended September 30, 2004, financing activities included the net financing proceeds for the acquisitions discussed above of $1,743.8 million, primarily the Dynamit Nobel Acquisition and equity contributions of $425.0 million for the Dynamit Nobel Acquisition.

Liquidity

        On August 22, 2005, we completed an IPO of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriter's exercise of the over-allotment option. As a result, we received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were used as follows:

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

  •
  $38.5 million was used to redeem all outstanding shares of the redeemable convertible preferred stock, which were held by an affiliate of KKR, including a redemption premium and accumulated and unpaid dividends; and

  •
  $10.0 million was used to terminate the management services agreement with affiliates of KKR and DLJMB.

Except with respect to the pay-in-kind loans and notes in which repayment became mandatory upon completing the IPO, each of these repayments and redemptions was voluntary.

        A total of $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB. This amount consists of $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by CSFB, an affiliate of DLJMB, in its capacity as underwriter. At the time of the IPO, five of the nine members of our board of directors were affiliated with KKR; two were affiliated with DLJMB; one, our chairman, is our chief executive officer. On August 1, 2005, the Board appointed Douglas L. Maine to the Board of Directors. The Company determined that Mr. Maine is "independent" pursuant to the rules of the Securities and Exchange Commission and the NYSE. Prior to the offering and Mr. Maine's appointment, our Board of Directors consisted of eight members who voted unanimously to approve the offering.

        The pay-in-kind loans and notes, which were incurred and issued by our direct subsidiary Rockwood Specialties Consolidated, Inc., accrued interest at the rate of 15% per year and were to mature in 2011 and 2015, respectively. Interest was paid on these loans and notes by increasing the principal amount outstanding rather than making cash payments. The senior discount notes, which were issued by our indirect subsidiary Rockwood Specialties International, Inc., accrued interest at the rate of 12% per year, but did not require cash interest payments until 2007, and were to mature in 2011. The 2011 Notes, which were issued by Group, accrue interest at the rate of 10 5/8% per year and mature in 2011. The redeemable convertible preferred stock accumulated dividends at 15% per year. See Note 10,"Redeemable Convertible Preferred Stock" in Item 1—Financial Statements (Unaudited).

        For the three month period ended September 30, 2005 and 2004, and for the nine month period ended September 30, 2005 and 2004, interest expense on the debt paid off with IPO proceeds was $9.3 million and $11.4 million, respectively, and $33.2 million and $34.3 million, respectively.

        Pre-tax charges related to the write-off of deferred financing costs associated with debt repaid with IPO proceeds were approximately $13.4 million. This amount is reported in "loss on early extinguishment of debt" in the Condensed Consolidated Statements of Operations.

        Our primary source of liquidity has been and will continue to be cash generated from operations. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons.

        We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2005 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We continue to take actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—General section above, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and available borrowings under our revolving credit facility were to be insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions.

        As of September 30, 2005, we had actual total indebtedness of $2,837.4 million.

        Senior secured credit facilities.    The senior secured credit facilities, as amended, consist of:

  •
  tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $47.2 million at September 30, 2005) and tranche A-2 term loans in an aggregate principal amount of €170.4 million (or approximately $205.5 million at September 30, 2005), each maturing on July 30, 2011 and bearing interest at the Company's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%;

  •
  tranche C term loans in an aggregate principal amount of €273.4 million (or approximately $329.7 million at September 30, 2005) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 3.00%;

  •
  tranche D term loans in an aggregate principal amount of $1,139.3 million at September 30, 2005, maturing on July 30, 2012 and bearing interest at the Company's option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%; and

  •
  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%. As of September 30, 2005, we had no amounts outstanding under this facility. We had outstanding letters of credit of $21.8 million that reduced our availability under the credit facility.

        The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on September 30, 2005 of €1.00=$1.2057. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 1/2 of 1%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche C and tranche D term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date.

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

        2011 Notes and 2014 Notes.    The Company's 2011 Notes had an aggregate principal amount of $273.4 million at September 30, 2005, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($452.1 million) in the case of the euro Notes and

$200.0 million in the case of the dollar notes, and mature on November 15, 2014. As previously discussed, $101.6 million, or 27%, of the 2011 Notes were redeemed as part of the IPO. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of euro Notes and 7.500% in the case of dollar Notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem up to 35% of the initial aggregate principal amount of the 2011 Notes at a redemption price equal to 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date at any time prior to May 15, 2006, with the net proceeds of one or more equity offerings. Thereafter, the Company may redeem at a premium which declines annually through maturity.

        The Company's 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under "Covenant Compliance"); pay dividends or make other equity distributions or repurchase capital stock (as described below under "Covenant Compliance"); make investments or other restricted payments (as described below under "Covenant Compliance"); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

        Covenant compliance.    In addition to the affirmative and restrictive covenants, the Company's senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

  •
  a maximum total leverage ratio: for the twelve-month period ended September 30, 2005, net debt to Adjusted EBITDA must be less than 6.75 to 1; for such period, our ratio equaled 4.91 to 1.

  •
  a minimum interest coverage ratio: for the twelve-month period ended September 30, 2005, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.70 to 1; for such period, our ratio equaled 2.63 to 1.

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

        We were in compliance with all of the above covenants as of September 30, 2005 and December 31, 2004.

        Given our use of Adjusted EBITDA (see—Special Note Regarding Non-GAAP Financial Measures for the definition of Adjusted EBITDA and management's uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Nine Months Ended September 30,
	2005	2004
	($ in millions)
Net cash provided by operating activities	$182.6	$86.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	33.0	(0.6)
Current portion of income tax provision	34.0	10.9
Interest expense, net, excluding amortization of refinancing expenses and unrealized losses/gains on derivatives	157.8	77.8
Restructuring and related charges	9.2	0.1
CCA litigation defense costs	1.4	—
Systems/organization establishment expenses	3.3	2.5
Cancelled acquisition and disposal costs	0.6	0.1
Inventory write-up reversal	3.1	—
Management services agreement termination	10.0	—
Stamp duty tax	—	4.0
Loss on disposed business	—	0.8
Foreign currency loss realized	—	11.8
Bad debt provision	(0.8)	(1.2)
Other	(0.5)	2.0

Total Adjusted EBITDA	$433.7	$194.3

        Assumed debt.    Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under ten euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €24.9 million ($30.0 million) as of September 30, 2005. These term loans mature between 2006 and 2010 and bear annual interest rates ranging between 1.00% and 4.25% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under eight term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $37.4 million as of September 30, 2005. These term loans mature between 2005 and 2011 and bear annual interest rates ranging between 2.22% and 5.64%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

        Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €10.8 million ($13.1 million) and $9.0 million ($22.1 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Novasep subsidiary level totaling €5.7 million ($6.9 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €10.4 million ($12.5 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

        "Assumed debt" includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Capital Expenditures

        For the nine months ended September 30, 2005 and 2004, our capital expenditures, excluding capital leases, amounted to $123.0 million and $38.8 million, respectively. The capital expenditures of Rockwood and Dynamit Nobel have averaged $61.0 million ($36.0 million in 2002, $34.3 million in 2003 and $112.8 million in 2004, which includes capital expenditures from the Acquisitions made in 2004) and $108.7 million, respectively per year over the last three years. Rockwood's capital expenditures consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment. In addition, Rockwood also made a significant investment in a new facility to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line. Also, we are currently expanding our medical products production in our Advanced Ceramics segment through a new facility in Germany. In addition to maintenance capital expenditures, Dynamit Nobel's growth capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment.

        We are applying our capital discipline and stringent controls to reduce our future capital expenditures as compared to historical levels for the acquired businesses of Dynamit Nobel. Our annual capital expenditures will increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales.

Foreign currency related transactions

        As of September 30, 2005, $1,157.1 million of the debt outstanding is denominated in euros.

Management and transaction fees

        KKR and DLJ Merchant Banking III, Inc. previously provided us with consulting and management advisory services for an aggregate annual fee of $2.1 million, increasing 5% annually. In connection with the IPO, the parties agreed to terminate the management services agreement with the affiliates of KKR and DLJMB for an aggregate consideration of $10.0 million.

Off-Balance Sheet Arrangements

        None.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates include assessing, among other things:

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

        See Note 1,"Description of Business and Summary of Significant Accounting Policies" to Rockwood's unaudited condensed consolidated financial statements included in Item 1—Financial Statements for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

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

  •
  In order to determine the fair value of intangible assets and other long-term assets, a discount rate and royalty rate is determined in conjunction with our independent appraiser. The discount rate is based on the capital structure and a beta analysis of our closest peers in order to determine the weighted average cost of capital. The royalty rate is based on professional judgment taking into consideration the type of product, market and perceived strength. The discount rate and royalty rate has a material impact on the determination of the fair value.

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

        Goodwill is an intangible asset that represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. While goodwill itself does not represent an estimate, under SFAS 141 we must assign goodwill to one or more reporting units. Allocation of goodwill to reporting units requires judgments about the relative fair values of reporting units including the fair value of their identifiable assets and estimates as to the present value of future cash flows expected from the reporting units as adjusted by weighted average and or risk-adjusted costs of capital. Goodwill is assessed for impairment at least annually.

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

        We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $47.2 million for known environmental liabilities as of September 30, 2005. Included in the $47.2 million and $51.9 million as of September 30, 2005 and December 31, 2004, respectively, is €6.5 million ($7.8 million using the exchange rate on September 30, 2005 of €1.00 = $1.2057) that is discounted using 5.0% discount rate (undiscounted amount equals $12.0 million), and €2.4 million ($2.9 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.6 million). Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

        We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Note 14, "Commitments and Contingencies."

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

        For example, we have accrued liabilities of $16.2 million as of September 30, 2005 to cover restructuring liabilities for employee severance and facility closure costs in connection with the Dynamit Nobel Acquisition. Although under the rules of purchase accounting, this is not charged to operations, in the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

        We have cumulative net operating loss carry forwards in the U.S., Germany, Switzerland, Italy, Mexico, and the U.K. We have fully reserved for net operating loss carry forwards in Switzerland, Italy, Mexico and the U.K. and certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. Also, we had fully reserved for U.S. Federal net operating loss carryforwards as of December 31, 2004. However, in accordance with Company policy, the U.S. Federal valuation allowance has been partially reversed as a result of positive operating results (see below). We have not recorded valuation allowances on our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

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

        During the fourth quarter of 2004, the further weakening of the dollar resulted in significant foreign exchange losses on our euro-denominated debt resulting in a cumulative three-year steady-state taxable loss. Based on our policy and the resulting cumulative steady-state loss analysis, we determined during the fourth quarter that a full valuation allowance was required on the deferred tax assets of $48.2 million related to the United States federal net operating loss carryforwards (including acquired net operating loss carryforwards) of $137.8 million. In addition, as a result of the cumulative steady-state loss, we recorded a full valuation allowance of $34.1 million during the fourth quarter on the remaining net United States deferred tax assets including interest on the pay-in-kind loans and notes and the senior discount notes. The valuation allowance for U.S. net operating losses established at December 31, 2004 has been reduced by $29.9 million in the first nine months of 2005. Of this reduction, $9.6 million has been recorded as a decrease to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel acquisition. The remaining $20.3 million has been reflected as a reduction in income tax expense for the first nine months ended September 30, 2005. The determination of the net operating losses to be utilized is based on a "first-in, first-out" methodology.

        We also identified a tax planning strategy as part of our evaluation of evidence needed to rebut the presumption that a full valuation allowance was required for U.S. net operating loss carry forwards at December 31, 2002 and 2003. Specifically, we identified the sale of an appreciated non-core business. While the existence of a qualifying strategy often provides more objectively determinable evidence of realization and may be given more weight than a forecast of future taxable income, in our analysis we did not rely entirely on the potential sale because we had other sources of taxable income which were sufficient for us to conclude that no valuation allowance was required at December 31, 2002 and 2003.

        We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal net operating losses.

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

        During 2005, we granted stock options for 44,500 shares of common stock on August 16, 2005 at the IPO price.

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

Commitments and Contingencies

        See Note 14, "Commitments and Contingencies," in Item 1—Financial Statements (Unaudited) for a discussion of the Company's Commitments and Contingencies.

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

        A discussion and analysis of the Company's market risk is included in the Company's Form S-1 (Amendment No. 6). There have been no significant changes to these market risks as of September 30, 2005.

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005. We have identified a material weakness in internal controls within the financial reporting process with respect to the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits related to our newly acquired businesses mainly due to our dependence on external resources for data accumulation and analysis, and within the design and operation of our purchase accounting review procedures.

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

        The errors related to the Groupe Novasep combination involved isolated manual calculations performed outside of our electronic consolidation system. As a result of these errors, we have implemented additional detailed review procedures of these calculations, including additional levels of review by our existing corporate accounting staff, as part of our quarter- and year-end close process beginning in the second quarter. We also recently hired an assistant controller responsible solely for external financial reporting and technical accounting matters and plan to hire an additional employee with technical accounting and external financial reporting expertise to further strengthen our corporate accounting staff.

        The Dynamit Nobel purchase accounting errors, specifically related to the appraisal calculations, also occurred outside of our electronic consolidation system and involved calculations outside the normal year-end closing process. As a result of these errors, we have implemented similar additional review procedures related to Dynamit Nobel purchase accounting activity as part of our quarter- and year-end close process beginning in the second quarter, and are utilizing the additional financial reporting resources identified above to strengthen our review process of significant and complex financial reporting areas, including purchase accounting.

        We are also in the process of creating and staffing a global tax department at our corporate headquarters to, among other matters, strengthen the income tax accounting function. Towards that end, we have hired a new head of the global tax department to manage this function internally. We expect this department to be in place in the fourth quarter of 2005. We have also engaged a global coordinating actuary to enhance the internal controls over the accounting for pensions. Furthermore, we have engaged external consultants to review our closing process and systems. They have made recommendations, which we began implementing during the third quarter of 2005.

        Given that the remediation process has not been fully completed, the material weakness still exists. However, we believe that the procedures and additional staff discussed above are likely to improve significantly our internal controls over financial reporting.

        We are currently performing the system and process evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. The requirements of Section 404 will initially apply to us in connection with our annual report on Form 10-K for the year ended December 31, 2006. In connection with our preliminary evaluation, we have identified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses. We have begun the testing necessary to permit the management certification and auditor attestation required to comply with Section 404 in 2006. As we complete the evaluation and testing required by Section 404, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future.

        Lastly, we have just begun the implementation of a new consolidation software system, expected to be fully operational by the third quarter of 2006, to improve the timeliness and accuracy of the consolidation process. Among other items, this new system should significantly minimize the amount of financial information being gathered outside the consolidation software system and significantly decrease the amount of manual calculations being performed.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

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

        No

Item 3.    Defaults upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On July 29, 2005, stockholders representing 32,476,605 shares of Rockwood Holdings, Inc.'s common stock approved the following proposals by written consent in lieu of a special stockholders meeting:

        The first proposal amended and restated the Company's Certificate of Incorporation, which became effective upon filing with the Secretary of State of the State of Delaware on August 22, 2005.

        The second proposal amended and restated the Company's by-laws, which became effective upon completion of the Company's initial public offering on August 22, 2005.

        The third proposal approved the 2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries.

        The fourth proposal approved the Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries.

        The fifth proposal set out the classes of the various board members, specifically resolving that Class I shall consist of Edward A. Gilhuly, Susan Schnabel and Fredrik Sjödin; Class II shall consist of Seifi Ghasemi, Perry Golkin and Alex Morey; and Class III shall consist of Brian F. Carroll, Todd A. Fisher and Douglas L. Maine.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Form of Amended and Restated Certificate of Reorganization of Rockwood Holdings, Inc.*
3.2	Form of Amended and Restated By-Laws of Rockwood Holdings, Inc.*
10.1	2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries.*
10.2	Short-term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
*
Incorporated by reference to the Company's Registration Statement on Form S-1 (Amendment No. 5) dated August 4, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.
By:	/s/ SEIFI GHASEMI Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: November 14, 2005
ROCKWOOD HOLDINGS, INC.
By:	/s/ ROBERT J. ZATTA Robert J. Zatta Senior Vice President and Chief Financial Officer Date: November 14, 2005

QuickLinks

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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES