Form 10-K
period 2005-12-31
Rockwood Holdings, Inc.
filed 2006-03-31
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32609

Rockwood Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-2277366
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 Overlook Center, Princeton, New Jersey 08540

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (609) 514-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  ☐ Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 21, 2006 is $602,867,187.

As of March 21, 2006, there were 73,778,926 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by April 30, 2006.

TABLE OF CONTENTS

FORM 10-K

PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services
PART IV
Item 15	Exhibits and Financial Statement Schedules

PART I

Forward-Looking Statements

This document contains forward-looking statements. Forward-looking statements are not statements of historical fact and may involve a number of risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable. We have used the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “predict,” “could,” “may” and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these factors include, among other things:

•                  our business strategy;

•                  competitive pricing or product development activities affecting demand for our products;

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

•                  risks associated with negotiating, consummating and integrating acquisitions;

•                  risks associated with competition and the introduction of new competing products, especially in the Asia-Pacific region; and

•                  risks associated with international sales and operations.

You should keep in mind that any forward-looking statements made by us in this Annual Report or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Unless we indicate otherwise or the context otherwise requires, any references to “we,” “our,” “us,” the “Company” or “Rockwood” refer to Rockwood Holdings, Inc. and its consolidated subsidiaries.

General

Rockwood is a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood was incorporated in Delaware in September 2000 in connection with an acquisition of certain specialty chemical businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”). On July 31, 2004, we acquired the specialty chemicals and advanced materials businesses of Dynamit Nobel (the “Dynamit Nobel Acquisition”). See Note 3, “Acquisitions” for further detail. Through this acquisition, we have created a further diversified portfolio of distinct specialty chemicals and advanced materials businesses, combining two companies with similar service-driven cultures focused on high margins; expertise in inorganic chemistry; stable profitability; growth platforms; and proven management teams. In addition, we believe the Dynamit Nobel Acquisition bolsters our leading competitive positions by enhancing our ability to develop innovative products and solutions for our customers, expanding our technological knowledge and further reducing our exposure to any particular raw material or end-use market. Rockwood is controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value and performance of their end products by improving performance, providing essential product attributes, lowering costs or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including construction, life sciences (including pharmaceutical and medical markets), electronics and telecommunications, metal treatment and general industrial and consumer products markets. No single end-use market accounted for more than 18% of our 2005 net sales.

We have a number of high growth businesses, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues. Our margins, strong cash flow generation, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in over 100 manufacturing facilities in 25 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2005 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.”

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. See Note 2, “Initial Public Offering,” for further detail.

Following the Dynamit Nobel Acquisition, we operate our business through the following seven business segments: (1) Performance Additives; (2) Specialty Compounds; (3) Electronics; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep. The following table sets forth for each of our seven segments net sales of such segment, and the percentage of our net sales for the year ended December 31, 2005, as well as our principal products and our principal end-use markets. For financial information about each segment, see Note 4, “Segment Information.”

	2005 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets

Performance Additives	$680.7	22%	• Iron oxide pigments • Wood protection products • Inorganic chemicals • Synthetic and organic thickeners • Branded specialty pool and spa performance chemicals	• Residential and commercial construction, coatings and plastics • Coatings • Personal care, paper manufacturing, foundries • Pool products distributors, golf courses, agriculture

Specialty Compounds	$237.5	7%	• High specification compounds such as PVC and TPE	• Voice and data transmission cables, food and beverage packaging, medical applications, footwear and automotive

Electronics	$181.8	6%	• High purity chemicals and printed circuit board chemicals • Photo-imaging masks • Recycling and repair service	• Semi-conductors and printed circuit board manufacturing

Specialty Chemicals	$842.0	27%	• Lithium compounds and chemicals • Metal surface treatment chemicals including corrosion protection/prevention oils • Synthetic metal sulfides • Maintenance chemicals

•                       Automotive— Pre-coating metal treatment and car body pre-treatment

•                       Steel and metal working

•                       Life sciences (pharmaceutical synthesis and polymers)

•                       Polymerization initiators for elastomers

•                       Aerospace

•                       Mobile batteries

•                       Disc brakes

•                       Aircraft industry

Titanium Dioxide Pigments	$430.5	14%	• Titanium dioxide pigments • Barium compounds • Zinc compounds • Flocculants	• Synthetic fibers for clothing • Plastics • Paper • Paints and coatings • Pharmaceutical contrast media • Water treatment

Advanced Ceramics	$369.6	12%	• Ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems • Ceramic tapes • Cutting tools • Other ceramic components	• Medical (hip replacement surgery) • Mechanical systems • Electronics

Groupe Novasep	$379.1	12%	• Pharmaceuticals compounds (advanced intermediates and active ingredients) • Equipment engineering and manufacturing	• Pharmaceuticals • Agro chemicals • Flavors and fragrances

	$3,121.2	100%

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. Of our 2005 net sales, 51% were shipments to Europe, 33% to North America and 16% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 11% of such net sales. Our largest end-use market represented approximately 18% of such net sales. The following chart provides a breakdown of our 2005 net sales by end-use markets:

Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including: the medical applications sector through our Specialty Compounds and Advanced Ceramics segments; the pharmaceutical intermediates and active ingredients sector through our Groupe Novasep segment; and the pharmaceutical ingredients sector through our Specialty Chemicals segment.

Operating Segments

The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

Performance Additives (22% of 2005 net sales)

Our Performance Additives segment consists of business lines, which develop and manufacture a range of specialty chemicals that are used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $680.7 million, $630.9 million, and $477.3 million, on an actual basis, for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Performance Additives segment.

Color Pigments and Services

Our Color Pigments and Services business line is a global producer of synthetic iron oxide and other inorganic pigments in a wide range of yellow, red, orange, blue, black or blended shades, and serves the construction, paints and coatings, plastics, and specialty application markets with powder, granular and liquid grades. Color Pigments and Services focuses on developing and manufacturing high value-added inorganic pigments. The business also offers a number of unique pigment dispensing systems. Color Pigments and Services generates sales from construction applications, which include colorings for concrete products such as paving stones, bricks, concrete blocks, roofing tiles, ready mix, stucco and mortar; for paints and coatings as well as colorants for plastics, paper and rubber; and for specialty applications including security inks, toners for printers and copiers, catalysts and cosmetics.

Our Color Pigments and Services business line has been driven by product innovation, our brand names and our customer and technical service, including customer-specific color blending. We expect this segment to benefit from the growing trend towards the use of color in concrete paving stones and other home remodeling fueled in part by increased exposure at “do-it-yourself” home centers.

An important component of Color Pigments and Services’ product innovation has been our granulated pigment, Granufin, which, when used in conjunction with our Granumat dispensing system, offers significant advantages to customers over traditional pigment systems in the coloring of manufactured concrete products, such as ease of handling and consistency in coloring. We believe that Granumat is the leading granulated pigment dispensing system worldwide and is a result of Color Pigments and Services’ research and development focus on process and delivery systems for its products. In addition, in May 2000 we commercialized our Chameleon dispensing system, which electronically controls the delivery of pigments into ready-mix concrete when used with our liquid pigment product line.

In March 2003, we acquired the assets of Southern Color Company, Inc. and its affiliates, which expanded our Color Pigments and Services product portfolio into the brick and decorative market segments and provided us with access to the packaged mortar tolling business. In addition, in March 2003, Color Pigments and Services purchased a majority interest in a manufacturer of iron oxide pigments in China. The joint venture manufactures and dry blends pigments and provides us with a continuing source of pigments, as well as an important platform to expand Color Pigments and Services’ commercial activities inside the Asia Pacific region. In June 2003, Color Pigments and Services entered into an agreement pursuant to which an affiliate of W.R. Grace & Co., which sells admixtures and fibers, distributes our liquid pigments and Chameleon dispensing systems to ready-mix and precast producers in the concrete industry. We believe our combined efforts will provide ready mix and precast customers with added value in the form of colored ready mix concrete.

In September 2004, we acquired the assets of the pigments and dispersions business of Johnson Matthey Plc., which included facilities located in Kidsgrove and Sudbury, United Kingdom, and Braeside, Australia for approximately $50.0 million. The pigments and dispersions business produces transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments used in the surface and wood coatings, plastics, building materials and print ink markets. In addition, during 2004 we acquired the assets of a producer of liquid pigments, which included a facility in King of Prussia, Pennsylvania.

Principal Products

Construction Color Pigments and Services. We develop and manufacture principally iron oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. Color Pigments and Services’ major U.S. brand is Davis Colors and its key products include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, micro-granulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers. The granulation technology used in Granufin is patented until 2007 in the United States. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software.

Paints, Coatings and Colorants. We also develop and manufacture colored pigments for the paints, coatings, plastics, paper and rubber end-use markets including the brands Ferroxide, Trans-oxide and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services’ products are considered industry standards in the markets in which we compete, such as our Mapico yellow pigment for architectural and industrial applications and our heat stable tans, which can tolerate applications requiring high temperature processing, such as plastic compounding and roofing granules.

Specialties. Our iron oxide pigments are also used in a wide variety of specialty applications such as toner for large printers and copiers, security inks used to print bank notes, catalysts for styrene production and cosmetics. Each of these markets requires specialized pigments with unique properties, which are often as important as the coloring characteristics. For example, printer toners require specific magnetic properties whereas pigments used in cosmetics require color and purity.

Competition

We believe that there are a significant number of producers of iron oxide pigments across the globe at both the pigment synthesis and finishing levels with whom we compete. We believe these producers include Lanxess Corporation, Elementis plc, Cathay Pigments, Interstar, Yipin Pigments as well as other producers in the United States, Europe, Japan and China. Competition in this growing segment is based on customer service, product attributes, such as product form and quality, and price. Product quality is critical in the higher end of the business on which Color Pigments and Services focuses as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

Customers

Color Pigments and Services’ key customers include Engelhard Corporation, Oldcastle (CRH plc), Pavestone Company, The Sherwin-Williams Company, Degussa, Unilock Ltd. and Xerox Corporation, each of which has been our customer for at least ten years. Color Pigments and Services’ customer base is highly fragmented.

Timber Treatment Chemicals

Our Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002, and chromated copper arsenate, or CCA. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

Timber Treatment Chemicals also manufactures inorganic chemicals such as nitrates and chlorides for various industrial applications, including chemicals that are added to concrete as curing accelerants and corrosion inhibitors, chemicals that are used for odor control in water treatment, galvanizing fluxes, micronutrients, pesticides, and catalysts used in the manufacture of textile resins.

Many of our Timber Treatment products are registered pesticides and subject to extensive regulation. In February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiary, to amend their registrations for CCA to limit use of CCA-treated lumber in most residential settings. In the culmination of that process, in March 2003, the EPA amended the registrations for CCA prohibiting CCA treatment of wood, effective December 31, 2003, for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios, walkways and boardwalks. Similar initiatives were enacted in Canada by the Pest Management Regulatory Agency, which imposed similar limitations on the use of CCA-treated wood. The EPA is currently conducting a risk assessment of CCA-treated wood and results are expected in June 2006. In addition, in June 2001, special interest groups petitioned the Consumer Products Safety Commission, to ban and recall all CCA-treated wood in playground equipment and refund consumers the cost of the CCA-treated wood playground equipment that they purchased. In November 2003, the Consumer Products Safety Commission denied the petition. The use of ACQ has increased following the industry-wide voluntary transition to non-arsenic chrome-based wood protection products discussed above.

Likewise, in Japan, the use of arsenic-based chemicals, such as those used in the manufacture of CCA wood protection products, is restricted through legislation limiting the levels of arsenic allowed in rainwater runoff from outdoor wood product storage areas. Due in part to the effect of this legislation, we have been able to attain a significant portion of the Japanese timber treatment chemicals market through our ACQ product line. Various types of restrictive legislation, which would further affect the ability to use arsenic-based chemicals are currently being proposed in various jurisdictions in the United States, Canada and Australia. In European Union markets, restrictions were enacted in mid-2004.

We believe that Timber Treatment Chemicals is a leading provider in North America of new generation alternative timber treatment chemicals, such as ACQ, which does not contain chrome, arsenic or any other chemicals classified as “hazardous” by the EPA. We developed this technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira OY. We have further developed this technology and created our own proprietary line of ACQ products under the brand names Preserve and Preserve Plus. As a result, in February 2001, we signed a licensing agreement with Osmose, Inc., another major producer of timber treatment chemicals, to license our proprietary ACQ technology to Osmose. Our ACQ technology is patent protected in the United States through mid-2007.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process, by supplying timber treatment chemicals as well as treatment equipment, along with technical support.

Principal Products

We develop and manufacture a broad range of wood protection products, fire retardant and specialty chemicals for use in residential and industrial wood applications. In addition, we provide treatment equipment, which facilitates the handling and treatment of wood and chemicals and we provide comprehensive technical support services to our customers. Timber Treatment Chemicals’ key brands include Preserve, Preserve Plus, Ultrawood, SupaTimber, D-Blaze and Clearwood.

We also develop and manufacture inorganic metallic chemicals for certain specialty markets. These include zinc chloride-based products, other chlorides, and a range of nitrates and other chemicals. Some of these products are manufactured using by-products from other large chemical companies.

Competition

We believe that Timber Treatment Chemicals was one of the leading manufacturers of wood protection products in North America in 2005, along with Arch Chemicals, Inc. and Osmose, Inc. BASF Group, Kurt Obermeier GmbH & Co. KG and Weyl GmbH are other competitors, particularly in Europe. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few overall competitors. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Georgia Pacific, Aljoma Lumber, Inc., BB&S Treated Lumber of New England, Coos Bay Lumber Company, Culpeper Wood Preservers, Inc., Koshii Preserving Co. Ltd., Jeld-Wen, Inc., and Sunbelt Forest Products Corporation. Customers of our inorganic chemicals product line include Degussa AG, Rohm and Haas Company, Nalco Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

Clay-based Additives

Our Clay-based Additives business line is a developer and manufacturer of specialty clay-based rheological additives. These additives are used in a wide variety of products and applications to modify viscosity, thickness and flow characteristics, keep solids in suspension, maintain levels of coloration with a lower amount of pigment, and collect suspended solids into larger particles. End-products in which these additives are used include industrial and architectural coatings, oilfield drilling fluids and carbonless copy paper. The principal end-uses for Clay-based Additives’ products are paints, inks and paper-making, household care products, oilfield fluids and other end-uses.

During the last several years, this business line has developed a number of new value-added products and applications. One of Clay-based Additives’ recently developed applications is the use of our Laponite synthetic clay as a retention aid in the paper-making process. In addition, we are currently developing new products, including anti-static coatings for paper and variants of Laponite to replace current types of thickeners in personal care products. Other products recently introduced by Clay-based Additives include Garamite, a cost-effective and easy-to-use thickener which provides low volatile organic compounds capability compared to traditional additives used in the manufacture of fiberglass composites; and Cloisite, used in the manufacture of nanocomposite plastics, which are specially engineered composite materials exhibiting superior mechanical, barrier and fire resistant properties compared to traditional plastics and which result in lighter plastic end products. In 2001, our Clay-based Additives business working with General Motors introduced the first commercial exterior automotive application of a new lightweight nanocomposite material based on Cloisite nanoclay on the step assist of the GMC Safari and Chevrolet AstroVan. Although sales of these nanocomposite materials were minimal in 2004 and 2005, we continue to explore additional applications for this product with GM and other strategic partners.

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Sud Chemie AG, which included the Tixogel organoclays, Optiflo associative thickeners and Optigel activated clay product lines, as well as production facilities in Mooseburg, Bavaria, Germany and Louisville, Kentucky. We also purchased Sud Chemie’s Copisil clay product line, which is used in the manufacture of carbonless paper. This acquisition complements our existing businesses and allows us to better serve our customers with a broader product line, enhanced technical resources and increased production capability. See Note 3, “Acquisitions,” for further detail.

Principal Products

Coatings and Inks. We offer a comprehensive line of additives which modify the viscosity, flow and suspension properties of coatings and inks, including Claytone for the manufacture of special purpose coatings, such as bridge, marine and maintenance paints, and architectural coatings, and Laponite for the manufacture of automotive coatings. Our Garamite additives are used in the manufacture of high solids, low volatile organic compounds epoxy coatings for industrial applications.

Paper-Making. We serve the paper industry with a product line that includes bentonite retention aids, which are used in the paper-making process to reduce fiber losses and aid in water drainage from the sheet, and an additive, which provides fade-resistant color for carbonless copy paper. We also produce a form of Laponite which is used in the production of clear, flexible and moisture-resistant films and coatings with conductive, anti-static and anti-sticking properties, that are used in the manufacture of specialty photographic and anti-static papers, ink jet papers and anti-static packaging.

Consumer and Household Care Products. We develop and manufacture a wide range of natural clay-based rheology modifiers, including Gelwhite and Bentolite, for the consumer and household care markets. In addition, Laponite also has functional properties that improve the performance of a wide range of consumer products, such as personal care products, creams, lotions, cosmetics and hard surface household cleaning products for the kitchen and bathroom.

Oilfield. We offer a line of Claytone organoclays, which are a type of specially treated clays, for use in diesel and synthetic oilfield drilling fluids, which help to control viscosity and flow properties. These additives also help to suspend the cuttings in the fluid, so that they can be expelled from the well efficiently. We recently introduced a Garamite additive for use in deep well drilling that requires higher performance.

Other. We developed the Cloisite range of clays for the manufacture of nanocomposite plastics. Although Cloisite has not yet been released for large-scale commercial sale, we have entered into a joint development agreement in the United States with General Motors Corporation in connection with our efforts to develop nanoclays for automotive components, such as external trim and facia. In January 2004, General Motors adopted this technology for the body side molding on the 2004 Chevrolet Impala. Cloisite clays are also being evaluated in a wide range of rubber-based formulations for industrial applications. In addition, our Garamite range of clays is used in the manufacture of fiberglass composites.

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and technical support. Our direct competitors in these markets include Elementis plc, and R.T. Vanderbilt Company, Inc. We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

Customers

We supply major coatings manufacturers such as International Paint Limited, BASF Group, E.I. duPont de Nemours and Company, Hempel A/S, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Mitsubishi Hi Tec Paper; ink-makers such as Sun Chemical Corporation; and oil drilling and services companies such as M-I SWACO L.L.C. Each of these companies has been our customer for at least ten years.

Water Treatment Chemicals

Our Water Treatment Chemicals business line is a producer of pool and spa specialty chemicals in the United States. This business line also develops and manufactures surface water chemicals. Our pool and spa specialty chemicals, which are primarily non-chlorine based, are all sold under premium brand names as well as private label brands mainly through distributors to pool and spa professionals and retailers that then sell to consumers. The surface water chemicals portion of this business serves the professional aquatic applicator, turf and ornamental, aquaculture, vegetation management and agricultural irrigation industries. In addition to developing and manufacturing surface water chemicals, we offer professional treatment services for lakes, ponds and reservoirs.

Principal Products

Our pool and spa chemicals are primarily non-chlorine based specialty chemicals such as algaecides, clarifiers, fragrances and foam reducers. Our major pool and spa product lines include GLB Pool & Spa, which offers a comprehensive selection of pool and spa specialty chemicals and sanitizers under the GLB and Rendézvous brand names; Leisure Time, which offers a complete spa water care treatment line; and Robarb, which includes Super Blue, a leading water clarifier with over 20 years of history as a brand. In addition, our Applied Biochemists brand offers a full line of pool chemicals including specialty algaecides for service professionals. We also manufacture private label brands for our customers.

Our surface water chemicals include copper-based algaecides and herbicides to control aquatic plant growth, dyes to control aquatic weed and algae growth, and a range of enzyme and microorganism blends for use in septic and waste water systems. Our surface water treatment product lines include Clearigate which is a patented, environmentally advanced herbicide developed to control nuisance aquatic vegetation especially for the agricultural irrigation market. Our Applied Biochemists brand of surface water treatment chemicals includes specialty algaecides and aquatic herbicides. Cutrine Plus is a liquid algaecide, which can be used in a wide range of applications, and Aquashade is a line of aquatic dyes, which help to control aquatic plant growth in lakes and ponds.

Competition

We believe that Water Treatment Chemicals is a leading pool and spa specialty chemicals producer in the United States. Other competitors include Arch Chemicals, Inc. and Biolab, Inc. In the surface water chemicals segment, competitors include Baker Hughes Incorporated and SePro Corporation. Some of our competitors are also customers in other product areas. Competition in these markets is mainly based on brand identity, technical competence, price and customer relationships. In addition, a number of the products in the water treatment chemicals market are subject to governmental environmental regulation and registration requirements, which can affect the ability of other manufacturers to offer competing products.

Customers

The majority of Water Treatment Chemicals’ sales are through distributors that then sell to mainly local or regional dealers. We also sell directly to some of the larger pool and spa dealers. Pool and spa specialty chemicals customers include Keller Supply Company, Leslie’s Poolmart, Inc. and SCP Pool Corporation. Surface water customers include Cygnet Enterprises, Inc. and Helena Chemical Company. Each of these companies has been our customer for at least five years.

Specialty Compounds (7% of 2005 net sales)

Our Specialty Compounds segment develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties, which are tailored to the specific needs of each intended end-product. These products are grouped into six key end-product areas: wire and cable, consumer performance products, medical applications, automotive components, regulated packaging and footwear. Our Specialty Compounds segment had net sales of $237.5 million, $200.4 million and $176.4 million, on an actual basis, for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Specialty Compounds segment.

Our Specialty Compounds segment focuses on sales of high margin products and operates as a global specialty performance plastic compounding business. We developed and commercialized SmokeGuard, our specialty compound for use in high-end data and video communication wire and cable, which must meet stringent fire retardant and low smoke generation standards. We also developed a compound for beverage closure seals and caps. This compound prevents ozone from attacking the seal and does not affect the taste of water and carbonated beverages, therefore significantly increasing the shelf life of these beverages. We also focus on thermoplastic elastomer, or TPE, compounds in our consumer performance and automotive products areas. In addition to our product offerings, we provide strong, comprehensive customer service and technical expertise by developing innovative products to satisfy our customers’ unique needs.

We intend to invest in next generation plastic compounding technologies. For example, in 2003, Specialty Compounds entered into a joint development agreement with E.I. duPont de Nemours and Company to create, manufacture and commercialize new Smokeguard® compounds based on Teflon® technologies to further raise the safety and performance standards for a variety of wire and cable compounds. Specialty Compounds is also working closely with our Clay-Additives business to create a patented composite material that exhibits superior flame retardancy for wire and cable jacketing and sheathing.

Principal Products

Wire and Cable Compounds. We develop and manufacture low-smoke vinyl alloys, such as SmokeGuard, which are used in high-end data and video communication, fiber optic and fire alarm wire and cable; halogen-free plastics, such as Sentra, which are used in industrial, aerospace, shipboard or oil rig cables as well as in communication cables; and a variety of TPE compounds, such as Garaflex, which are used in flexible cords, tray cables, booster cables, welding cables and automotive wiring. We believe that there is significant growth potential for the wire and cable product line in Europe as a result of the evolution of a common market standard with higher specifications for wire and cable compounds. Unlike in North America, European wire and cable standards dictating certain safety specifications such as fire and smoke resistance have not yet been enacted. However, we anticipate that European legislation mandating specific guidelines for wire and cable will be implemented within the next several years, providing significant new market opportunities for the SmokeGuard and Sentra product lines.

Consumer Performance Products. We develop and manufacture custom-made plastic compounds for use in products such as moldings, sealing gaskets, tool handles, writing instruments and ladder feet as well as other TPE-based products. Our product line includes Garaflex, Garaflex V, Garaflex E, GE Series and GM Series. We have also developed a soft-touch compound, Evoprene, that is currently undergoing approval processes for a number of applications, including synthetic wine corks and seals for consumer storage devices.

Medical Applications Compounds. We develop and manufacture a series of high-quality polyvinyl chloride, or PVC, compounds which are used to manufacture products such as tubing, disposable masks, and extraction resistant compounds used to make products to handle blood and bodily fluids.

Automotive Compounds. We develop and manufacture compounds for interior and exterior automotive applications such as airbag covers, steering wheel covers, gear shift knobs and boots, handle grips, body side molding and window gaskets.

Regulated Packaging. Under the Alphaseal trademark, we develop and manufacture specialty closure materials for soft drinks, beer, bottled water, juice, and other beverage applications which have proven their performance, including purity in taste and odor, consistency in the force needed to remove the closures, reliable carbonation retention, and performance on a variety of molding machine types in various applications.

Footwear Compounds. We develop and manufacture a broad range of compounds for unit soles, uppers, mid-soles, slippers and heels for the diverse requirements of the footwear market. Applications include industrial boots, deck shoes, casual dress shoes, snow boots, slippers and athletic wear.

Competition

Specialty Compounds’ key competitors are Advanced Elastomers Systems, L.P., Colorite Plastics Co., DS Chemie GmbH, European Vinyls Corporation, Georgia Gulf Corporation, Norsk Hydro ASA, Scapa Group, plc, PolyOne Corporation, Teknor Apex Company and W.R. Grace & Co., most of which serve only a subset of Specialty Compounds’ markets. We believe that only Teknor Apex is active in all of Specialty Compounds’ markets. Competition in specialty compounds occurs primarily on the basis of quality, product innovation and the ability to meet demanding customer and regulatory specifications.

Customers

Specialty Compounds sells products to a wide range of customers. Its major customers include Alcoa Inc., Belden/CDT Inc., Berk-Tek Consolidated, Coleman Worldwide Corporation, CommScope/Systimax, Inc., Corning Incorporated and Judd Wire Inc. Each of these companies has been our customer for at least ten years.

Electronics (6% of 2005 net sales)

We supply our customers in the semiconductor and printed circuit board industries with chemicals used in the manufacture of semiconductors, printed circuit boards, and photomasks from our Electronic Chemicals business line, photo-imaging masks from our Photomasks business line, and silicon wafer refurbishment services from our Wafer Reclaim business line. Our Electronics segment generated net sales of $181.8 million, $168.1 million and $143.6 million, on an actual basis, for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Electronics segment.

Electronic Chemicals

Our Electronic Chemicals business line is a producer of process chemicals, known as high purity chemicals, used in the manufacture of semiconductors, with market positions in Europe and Singapore, as well as chemicals used by printed circuit board manufacturers and photomask manufacturers, with market positions in the United States and Taiwan. In addition, we expanded our manufacturing capabilities for printed circuit board chemicals in China to enable us to supply this expanding market. We also offer related outsourcing services to manage the process chemical needs of semiconductor manufacturers. Electronic Chemicals’ key products include acids, bases, solvents and mixtures used principally for cleaning and etching silicon wafers and printed circuit boards.

Electronic Chemicals bundles high-quality tailor-made formulations and patented products with technical service and strong systems capabilities. These characteristics also enable us to offer our customers a service we call total chemicals management, through which we are able to manage a customer’s supply of electronic process chemicals, including chemicals supplied by third parties, and related logistics.

Principal Products

Printed Circuit Board Chemicals. We develop and manufacture chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology, electroless copper processes, Co-Bra Bond, the newer oxide replacement technology and a proprietary direct metallization process known as Shadow.

High Purity Chemicals. We develop and manufacture a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers, and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents.

Photomask Chemicals. We also develop and manufacture a broad range of chemicals used in the manufacture of photomasks. Like the high purity chemicals, these products are subject to strict purity specifications, although these specifications are generally not as stringent as those for our high purity chemicals.

Electronic Chemicals Services. We provide a range of analytical, logistical and development support services to the semiconductor industry. These include total chemicals management, primarily offered in Singapore, under which we manage our clients’ entire electronic process chemicals operations including providing logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals, including third party products.

Competition

Key competitors in printed circuit board chemicals are Atotech Deutschland GmbH, Cookson Group plc, MacDermid Incorporated, Rohm and Haas Electronic Materials (Shipley). Key competitors in high purity chemicals include Honeywell International, Inc., Air Products & Chemicals, Inc., BASF Group, Kanto Corporation, Mitsubishi Chemical Corporation and Mitsubishi Gas Chemical Company, Inc. The key competitor in photomask chemicals is Air Products & Chemicals, Inc. Competition in this market is based mainly on customer service, product quality and technological advancements.

Customers

We supply our electronic chemicals and related services to semiconductor and printed circuit board manufacturers, including Compeq Manufacturing Co. and Motorola, Inc. Both of these companies have been our customers for at least ten years.

Photomasks

We manufacture photomasks both in Europe and North America under the Compugraphics brand name. Photomasks are a key enabling technology to the semiconductor and integrated circuit industries, and perform a function similar to that of a negative in conventional photography.

We believe that Photomasks has achieved its success through its technical abilities and product quality, as well as through customer service and its low cost base, both of which have been especially significant in the recent semiconductor industry downturn. We have achieved high standards of specification, quality, delivery and manufacturing efficiency through our use of statistical process control and other advanced manufacturing techniques. Our equipment is designed to serve the mainstream semiconductor industry.

Principal Products

We manufacture photomasks, which are used as master images to transfer integrated circuit detail onto semiconductor wafers during the fabrication of integrated circuits and other types of electronic components, such as thin film magnetic recording heads and optoelectronic devices, which emit or detect light. In addition, we refurbish and replace pellicles for photomasks manufactured by us and other photomask manufacturers.

Competition

Photomasks competes primarily with Toppan Photomasks, Inc. and Photronics, Inc. Competition occurs primarily on the basis of technical specification, product quality, delivery performance, price and customer service and support.

Customers

Photomasks’ customer base includes many major semiconductor manufacturers such as Philips Semiconductors and Freescale, Inc., both of which have been our customers for at least ten years.

Wafer Reclaim

Our Wafer Reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in the United States and Europe. Silicon wafers that have been used to monitor or test semiconductor manufacturing processes are generally reclaimed and reused as test pieces. We estimate that three out of every ten wafers used in an established semiconductor manufacturing facility are test wafers.

We work with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. We also believe that we benefit from the fact that many of these semiconductor manufacturers are also customers of Electronic Chemicals and Photomasks and can gain an advantage from these established relationships.

In January 2003, we announced a $7.0 million expansion and refurbishment project for our Greasque Wafer Reclaim facility located in the South of France. The project focused on increasing capacity and enhancing capabilities, particularly in the area of 8” (200mm) reclaimed silicon wafers. The project was completed in September 2003. In 2005, we announced a restructuring plan, which included closing our Riddings, U.K. and Providence, Rhode Island facilities. The facility in the U.K. was closed in January 2006 and the Rhode Island facility is expected to close in the first half of 2006. We expect to transfer our customer base to our Greasque, France and Prescott, Arizona facilities.

Principal Products

Wafer Reclaim does not manufacture products, but rather is a service business that refurbishes used wafers for global semiconductor manufacturers and returns them for reuse in the testing process. We clean and inspect the wafers, restore surfaces, and remove film from the wafer surface in order to improve the performance of the wafer. We have the ability to reclaim 4” (100mm), 5” (125mm), 6” (150mm), 8” (200mm) and 12” (300mm) wafers.

Competition

Wafer Reclaim’s primary competitors include Hamada Heavy Industries Limited, Kobe Precision Inc., Mimasu Semiconductor Industry Co. Ltd., Rasa Industries Limited, Pure Wafer PLC and Isonics Corporation, based in Vancouver, Washington is a new entry into the 300mm reclaim market. We also compete to a degree with manufacturers of virgin test wafers. The primary bases of competition for this business line are quality of service and price.

Customers

Wafer Reclaim’s customers include most of the major semiconductor producers including Atmel Corporation, Freescale Semiconductor, Inc., International Rectifier Corporation, National Semiconductor Corporation, Philips Semiconductors, and Tower Semiconductor Ltd. Each of these companies has been our customer for at least ten years.

Specialty Chemicals (27% of 2005 net sales)

Our Specialty Chemicals segment, which we acquired in the Dynamit Nobel Acquisition, and operates under the Chemetall brand name, develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $842.0 million for the year ended December 31, 2005. Actual net sales for the five months ended December 31, 2004 were $321.1 million. This segment generated net sales of $759.6 million on a pro forma basis for the year ended December 31, 2004, or 26% of our 2004 pro forma sales. Prior to the Dynamit Nobel Acquisition, the Specialty Chemicals segment generated net sales of $659.7 million for the year ended December 31, 2003. We expect this segment to benefit from the increased demand for lithium-based batteries for mobile electronic applications in the Fine Chemicals business. In addition, we expect the Surface Treatment business to benefit from the increased demand in the aerospace industry and the trend to replace chrome-containing products with chrome-free technologies in metal surface treatment, such as silane-based systems in general industry markets or our patented self-assembling molecule technology in automotive components markets. See Note 4, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

Surface Treatment

We believe that our Surface Treatment business line is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metalworking industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to over 50,000 customers and operates in 29 different locations for production or research and development in over 20 countries. Surface Treatment operates in the following core end-markets: Automotive Technologies, Automotive Components, Cold Forming and Coil Coating, General Industry and Aerospace Technologies.

In Surface Treatment, we develop and supply products and solutions for the chemical pretreatment of metals and other substrates, some of which are customized for individual customers and applications. Our products and solutions are critical to many areas of the metal processing industry because they protect metals from corrosion, facilitate forming and machining, allow parts to be processed in a clean and grease-free environment and ensure good coating adhesion. Other products are used in the cleaning and maintenance of aircraft. As an integrated part of the business, we also offer a full range of customer services, including process control and analysis of chemical baths at clients’ facilities.

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are currently focused on developing new products, improving process technologies and expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development. For example, we have introduced new generations of organic coatings for coil manufacturers and iron-phosphating products for the smaller customer market in the United States. We currently have a number of significant joint ventures across Asia, which we believe provide us with the opportunities to further penetrate these high growth regions. The core-end markets that Surface Treatment operates in are as follows:

Automotive Technologies. We provide surface treatment products and solutions for automotive original equipment manufacturers (“OEM”), including an entire range of products and services for use in the “paint shop” step of car-body manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car body treatment (zinc-phosphating) and paint coagulation. Our services typically include intensive process control and chemical management function in the customer’s production processes.

Automotive Components. We offer cleaning and pretreatment products and services to automotive parts manufacturers for use in the making of automotive parts, such as axles, seats and other metal components. We believe that products for the treatment of steel and aluminum wheels, including a new generation of products based on self-assembling molecules, represent an attractive growth area in this market.

Cold Forming and Coil Coating. We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal. We provide products and services used in forming, cleaning and pretreating metal sheets used in the production of steel and aluminum coil.

General Industry. General Industry includes the largest number of customers among the Surface Treatment businesses. The size of these customers varies between small and large. We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants. We have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years. In addition, we started to offer silane or oxsilan based systems. The markets in general industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets.

Aerospace Technologies. We provide products and services for aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products are used for the interior and exterior cleaning of airplanes. Ardrox products provide a complete range of globally recognized products specifically developed for use in aircraft maintenance programs, ranging from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines. Aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute significantly to growth in the next few years. In 2005, we introduced low-density sealants in the market place. In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on the glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

Competition

We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2005. We believe that Henkel Surface Technologies is the global market leader, followed by Surface Treatment. The remaining main competitors include Nihon Parkerizing, PPG and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the individual segment and its specific customer mix. Surface Treatment’s largest customers include Daimler Chrysler AG, RNUR (Renault), Arcelor and Volkswagen AG. The composition of the customer base varies widely among product groups and industries served. Automotive Technologies business division serves approximately 20 customers, primarily global OEM’s, and the Automotive Components business division serves approximately 500 small to large customers. Cold Forming and Coil Coating business division serves approximately 800 mid size to large customers and the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide. Aerospace Technologies business division serves approximately 4,200 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, special metals, metal sulfides and rubber chemicals product lines. We believe that our Fine Chemicals business line is the leading global producer of basic and specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium nitrate, lithium chloride, and value added lithium reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following four business divisions reflecting its core end-markets: (1) Specialities/Life Sciences; (2) Base Chemicals; (3) Elastomers; and (4) Electronics.

Lithium carbonate can be resold or used as a primary raw material for more specialized forms of lithium-based materials. We have developed an integrated, low cost manufacturing capability based on a range of proprietary technologies and advanced equipment, including brine processing technology and aqueous chemistry for a broad variety of lithium salts. In addition to developing and supplying lithium compounds, we provide technical service, including training of customers’ employees, for handling reactive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. Product quality is critical in the life sciences, elastomers and electronics industries. We believe that these services and our ability to handle highly reactive compounds in large quantities serve to build customer loyalty. In Lithium, we plan to continue to focus on the development of new products and applications. Over the last 20 years, the use of lithium products has grown substantially in a variety of applications, such as life sciences and electronics, largely as a result of innovation and product development. Currently, we are in the process of developing lithium compounds for several near- to medium-term, new and potentially high growth products for applications such as fuel cells, batteries for electric vehicles or lithium-aluminum alloys.

Fine Chemicals also develops and manufactures advanced metal-based specialty chemicals along two business divisions based on its principal product groups: (1) Metal Sulfides, which develops and manufactures natural and synthetic metal sulfides used in brake pads and clutch facings and cutting and grinding wheels and (2) Special Metals, which develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various applications including airbags. Fine Chemicals is the only commercial producer of certain metal compounds, which are used for X-ray image intensifiers and displays for digital X-ray technology. Fine Chemicals also sells accelerators for the rubber industry.

In our metal-based specialty chemicals business, we are well positioned in the field of metal sulfides and special metals, offering a broad range of products and fully integrated production processes, as a result of which we are a single source supplier for many of our customers. Fine Chemicals benefits from a long-standing expertise in handling, processing and developing new specialty metal products. Fluctuations in purity grades of the products can lead to significant losses in customers’ production processes. Fine Chemicals has a reputation among its customers for consistently producing highly customized, quality products. We have had strong sales growth over the past three fiscal years in our metal-based specialty chemicals business, driven by the shift towards synthetic sulfides in brake pads. Currently, we are a major supplier of synthetic metal sulfides for use in brake pads. In addition, we hold several key patents, which, we believe, gives us a competitive advantage in the fast growing synthetic metal sulfides market. In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides, and new cesium products for organic synthesis. We also continually monitor our customers’ industries for potential new applications for our products and often achieve a sole supplier position by being the first to offer our products to potential new customers. In addition, we plan to expand our business by penetrating growth areas such as the United States and Asia.

We believe that demand for synthetic metal sulfides will increase further in the future as a result of the continuing substitution of asbestos-based friction linings, transition from naturally occurring sulfides to synthetic sulfides worldwide and the transition from drum to disk brakes in Asia and the Americas. We also believe that the market for cesium compounds will grow as a result of new applications being developed in the chemicals industry, the pharmaceutical industry, the defense industry and for use as catalysts. As a result of our competitive strengths as a supplier of cesium products for established markets, we believe we are well positioned to take advantage of this market trend.

Principal Business Divisions

Lithium

Specialities/Life Sciences. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The two principal lithium products are butyllithium and lithium aluminum hydride, in which we believe we have strong market positions. We also produce various other compounds include lithium metal, grignard reagents and alkoxides. Development of life science applications usually requires regulatory approvals, such as Food and Drug Administration (“FDA”) approvals. Our research and development team often works closely together with research and development departments of pharmaceutical companies, especially in the European market in order to develop products and solutions tailored for the customers’ needs. In addition, broad variations of our specialities are designed to produce liquid crystals for flat screens.

Base Chemicals. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications. Our products include (1) lithium carbonate, which is used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

Elastomers. We develop and manufacture high-technology lithium compounds for use in rubber and elastomer applications. Our main product, butyllithium, is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers. Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing facilities in all three geographic regions with plants in the United States, Germany and Taiwan.

Electronics. We develop and manufacture lithium products for electronic applications, mainly for the primary (disposable) and secondary (rechargeable) battery industries. Our major product is lithium metal, which is used as anode material for primary batteries. Lithium ion-based batteries are used extensively in consumer electronics, such as mobile phones, camcorders and laptops. We are currently developing a new generation of conductive lithium salts used for the battery market, which, we believe, has the potential to drive significant growth in the future.

Metal-based Specialty Chemicals

Metal Sulfides. This business division has two major product lines: friction stabilizers and abrasive additives. Friction stabilizers enhance the power and performance of brake pads and clutch facings and primarily serve the automotive supplier industry while abrasive additives are additive compounds. When bound with synthetic resin, additive compounds act as active fillers in cutting wheels, enhancing cutting effectiveness and tool life of cutting and grinding wheels and primarily serve the mechanical engineering industry. The demand for metal sulfides is driven primarily by the demand in the automotive supplier industry.

Special Metals. In this business division, we develop and manufacture a unique range of products based on special metal compounds derived from cesium, rubidium, titanium, zirconium and barium. These products are used in highly specialized, technology-driven end-applications such as X-ray diagnostic systems, airbags, television cathode ray tube and vacuum lamps and serve various end-markets, such as chemical, pharmaceutical, metallurgical, automotive, electronics and pyrotechnical industries.

Rubber Chemicals. In this business division, we develop and manufacture products for the rubber and latex industry such as high-speed vulcanization accelerators that are used in latex and solid rubber production and processing. In addition, this business division produces antioxidants that are used in the production and processing of natural and synthetic rubbers, thermoplastic materials and adhesives, and plasticizers that are used for rubber production.

Competition

Lithium. We believe the global lithium market consists of three major producers and a number of other small producers. We believe that we are the global market leader in the lithium market. While we offer a diverse range of products from raw materials to specialty lithium compounds, FMC Corporation offers mainly specialty lithium compounds and Sociedad Quimica y Minera de Chile S.A. (“SQM”) offers a more limited product line focused on basic lithium compounds. Competition in this market is based on product quality, reliability of products and customer service.

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, Fine Chemicals has a leading market position in its niche markets. It has a leading position in friction materials and is the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides. Most competitors only offer single product lines in this market. Key competitors include: Dow Corning Corporation, Frimeco Productions GmbH, and American Minerals, Inc., in Metal Sulfides division and Cabot Corporation and SAES Getters, S.p.A. in Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

Customers

Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals’ customers of lithium products include Bayer CropScience, Kraton Polymers U.S. LLC, Energizer Holdings, Inc. and DSM N.V. Fine Chemicals’ largest customers of metal-based specialty chemicals products include Bayer, Federal Mogul Corporation, and BASF Group.

Titanium Dioxide Pigments (14% of 2005 net sales)

Our Titanium Dioxide Pigments segment, which we acquired in the Dynamit Nobel Acquisition and operates under the Sachtleben brand name, is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. Titanium Dioxide Pigments comprises three business lines: (1) Titanium Dioxide; (2) Functional Additives; and (3) Water Chemistry. Our Titanium Dioxide Pigments segment generated net sales of $430.5 million for the year ended December 31, 2005. Actual sales for the five months ended December 31, 2004 were $175.7 million. This segment generated net sales of $422.0 million on a pro forma basis for the year ended December 31, 2004, or 14% of our 2004 pro forma sales. Prior to the Dynamit Nobel Acquisition, the Titanium Dioxide Pigments segment generated net sales of $381.8 million for the year ended December 31, 2003. See Note 4, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment.

Titanium Dioxide

Our Titanium Dioxide business line is a leading producer of specialty grade titanium dioxide (“TiO2”), serving a wide variety of customers in the synthetic fibers, plastics, paints, coatings, life sciences, cosmetics, pharmaceuticals and paper industries. TiO2 is a fine white powder that derives its value from its unparalleled whitening strength and opacifying ability, which is commonly referred to as hiding power. Our Titanium Dioxide business line’s principal products include TiO2 in anatase grade, TiO2 in rutile grade and titanium specialties. This business line also provides recycling services for sulfuric waste acid.

There are two ways of producing TiO2: the sulfate process and the chloride process. The chloride process permits production of only rutile TiO2 and is primarily suited for large volume production of standard TiO2 grades. The sulfate process is capable of producing both the rutile and anatase grade of TiO2. Approximately 58% of the globally installed TiO2 capacity uses the chloride process with the remaining using the sulfate process. Unlike rutile grades, anatase grades can only be made through the sulfate process. We employ the sulfate process for TiO2 production and thus, the output from approximately 58% of the globally installed TiO2 production capacity does not compete with our anatase products.

We believe that we have a competitive advantage in fiber anatase production and special sophisticated anatase applications based on our strong technological capabilities, long-term customer relationships and extensive test runs with regular monitoring of product and process parameters. Although it represents a negligible part of the fiber material cost, TiO2 application know-how and a longstanding application track record of homogeneous anatase crystals, both of which avoid production interruptions and excessive wear or breakdown of our customers’ equipment are critical to our customers. For over thirty years, we have worked closely with fiber producers on the optimization of their product and processes and as a result we have built up a significant wealth of customer-problem solution know-how. We intend to grow our Titanium Dioxide business line by focusing the rutile business on selected markets and applications and further developing our titanium specialties business. We expect this segment to benefit from sales of newly introduced nano-particle titanium dioxide pigments that are used to provide ultraviolet light protection for plastics and coatings.

Principal Products

TiO2 in Anatase Grade. We develop and manufacture high quality anatase TiO2 pigments. These pigments are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. Our anatase pigments, sold under the brand name Hombitan®, are the leading global selling TiO2 product for applications in the synthetic fiber industry.

TiO2 in Rutile Grade. We develop and manufacture rutile TiO2 pigments, which are mainly used in special applications such as selected coatings, paints, plastics and laminated paper production processes. In this product area, we are geographically focused on the European market. Rutile-based TiO2 pigments generally possess performance characteristics different from anatase-based pigments. Rutile-based pigments significantly improve the weatherability and durability of polymer products by providing protection against yellowing and preventing embrittlement of the material. Our rutile grades are state of the art products and are used in applications with high technical requirements.

Titanium Specialties. Our titanium specialties products primarily include “nano-particles”, which are exceptionally fine-particled, transparent and easy-to-use pigment formulations that are used across a large and diverse range of applications in small volumes. For example, the specialty grade TiO2 products are used as UV-absorbers in sun protection cosmetics. In addition, the new nano-particles form the basis for innovative wood-protection products and innovative color variations, by the paints and coatings industry. Other uses include catalysts, gas cleansing, photocatalysts and intermediates for special ceramics.

Recycling Services. We operate a waste acid recycling plant in Europe in our production facility in Duisburg, Germany. The sulfuric waste acid, which results from the production of TiO2, is recycled and used in the production process. This service is also offered to other TiO2 manufacturers in Europe, and we have a long-term contract with one of our competitors to provide this service.

Competition

Titanium Dioxide’s key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2; (2) DuPont Titanium Technologies, Millennium Chemicals, Inc., Kerr-McGee Corporation, Huntsman LLC, and Kemira oyj for rutile-based TiO2; (3) Kemira oyj, Tayca Corporation, Ishihara Corporation and Degussa for TiO2 specialties; and (4) captive capacity of manufacturers for recycling services. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile grade and customer service.

Customers

Titanium Dioxide’s customers include leading manufacturers of paints, such as BASF Group and E.I. duPont de Nemours and Company; fibers, such as Nan Ya Plastics Corporation and Invista Inc.; plastic, such as Ampacet Corporation and Innovene; and paper, such as Munksjo AB and Papierfabric August Koehler AG.

Functional Additives

Our Functional Additives business line is a leading global manufacturer of barium-based and zinc-based inorganic fine white pigments and additives. The main function of these products is to improve brilliance of colors and shine of coatings, improve the mechanical strength of plastic parts and prevent degradation due to exposure to light. Our Functional Additives business line serves diverse end-markets, including the plastics industry, the coatings industry and the pharmaceutical industry.

Principal Products

Barium-based Additives. We produce highly dispersed powders of barium sulfate and are the largest global producer of precipitated synthetic barium sulfates (Blanc Fixe). We provide a unique range of barium-based additives customized for applications in coatings, plastic, colorants, lubricants, PVC stabilizers and thermoplastics, fibers and paper to improve optical, chemical and mechanical properties. We also produce an X-ray-grade barium sulfate used as contrast agent in medical applications, such as X-rays for the stomach and intestine area. The barium-based products also include nano-particle barium sulfates, which are mainly used in coatings and plastics. Barium hydroxide grades are used as intermediates, including for the production of PVC stabilizers and as an additive in phenolic resin synthesis, including for the production of phenolic-resin-based plastics used for sanitary products and electrical insulations.

Zinc-based Additives. We believe we are also a leading producer of pure zinc sulfide pigments, mainly used in glass fiber reinforced plastic parts and coatings and a leading supplier of Lithopone, a white zinc sulfide pigment, which is used in plastics and coatings. Lithopone is manufactured by our Huali Sachtleben joint venture in Guangzhou, China.

Competition

Key competitors for barium-based additives include Solvay S.A., Gruppo Chimico Dalton S.p.A., Sakai Chemical Industry Co., Ltd. and Chinese barium-producers. Key competitors for zinc-based additives include Chinese lithopone producers. Competition in the functional additives market is primarily based on application know-how, brand recognition, product quality and, to a certain extent, price.

Customers

Functional Additives’ customers include duPont de Nemours, Ampacet Corporation, BASF Group, Akzo Nobel Coatings and A. Schulman Plastics.

Water Chemistry

We believe that our Water Chemistry business line is a leading manufacturer of polyaluminium chloride, or PAC, and polyaluminium nitrate-based flocculants. Flocculants are added to water to improve its purity before, during and after its use in industrial, commercial and municipal applications. PAC flocculants are widely used in public, industrial and swimming pool water treatment and as a process agent in the paper industry.

We believe we have achieved a strong market position in Europe due to our comprehensive customer service arrangements, well-established brand names, competitive cost structure and innovative products. Customers in this market increasingly prefer full service offers, which include supply of water treatment chemicals together with services. Given this market trend, we believe that our ability to provide full services will help us maintain our market position. We also believe that demand for PAC flocculants will increase as a result of increased demand from the paper industry and moderate growth in public water treatment.

Competition

We believe that our Water Chemistry business line competes in a €190.0 million niche market for inorganic flocculants in Europe. The relevant market is characterized by production overcapacity and is geographically constrained to an approximately 300 mile radius around the production plant because the delivered product contains 80% to 90% water. Key competitors of this business line include Kemira, Feralco, TotalFina Elf and Israel Chemical Ltd./Giulini. Competition in the water chemistry market is primarily based on customer service, brand recognition and location.

Customers

Water Chemistry’s customers include Sappi Limited, Akzo Nobel, Brenntag AG, LEIPA Georg Leinfelder GmbH, and Stora Enso oyj.

Advanced Ceramics (12% of 2005 net sales)

Our Advanced Ceramics segment was acquired in the Dynamit Nobel Acquisition and operates under the CeramTec brand name. We believe it is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $369.6 million for the year ended December 31, 2005. Actual net sales for the five month period ended December 31, 2004 were $146.3 million. This segment generated net sales on a pro forma basis of $349.5 million or 12% of our 2004 pro forma net sales for the year ended December 31, 2004. Prior to the Dynamit Nobel Acquisition, the Advanced Ceramics segment generated net sales of $286.0 million for the year ended December 31, 2003. See Note 4, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

The global ceramics market comprises products and components based on inorganic, non-metallic, microcrystalline materials that are manufactured at high temperatures. The global ceramics market can be divided into traditional ceramics, such as bricks, tiles and white ware, and high-performance ceramics, which are ceramic materials and products optimized for special purposes. High performance ceramics have superior physical, electrical, chemical or biological properties as compared to traditional ceramics and competing materials, like metals or plastics. Accordingly, they have increasingly replaced plastics and metals as key engineering materials. We compete in the high-performance ceramics segment of the market, offering a wide range of high-performance ceramics products from sealing discs for sanitary fittings to ceramic components for hip joint prostheses. These products serve the market’s needs for materials that are light, strong, corrosion-resistant and capable of performing in high-temperature environments.

High-performance ceramics materials include ceramic powders, ceramic additives, structural ceramics and functional ceramics. Ceramic powders and ceramic additives are inputs to the manufacturing processes of structural and functional ceramics. Structural ceramics, also called engineering ceramics, take advantage of the mechanical properties such as hardness and wear-resistance to produce load-bearing or engineered components. Due to their resistance to corrosion and heat properties, structural ceramics are also used to perform under special chemical conditions or at high temperatures. We believe that we are one of the leading suppliers in the structural ceramics market. Functional ceramics, also referred to as electronic ceramics, focus on the unique electrical and magnetic properties of ceramics. Ceramic applications in electronic components, such as integrated circuit packages, capacitors and transformers, account for the majority of today’s high-performance ceramic materials. We believe that increasing demand for electronic components will continue to offer significant growth opportunities for high-performance ceramics, such as piezo ceramics. As a leading supplier of electronic ceramics materials, we believe we are well positioned to take advantage of these growth opportunities.

We believe that we have achieved success in the Advanced Ceramics segment as a result of our focus on selected segments of the high-performance ceramics market and our close customer relationships. Almost all of Advanced Ceramics’ products are made to order, taking into account specific customer requirements. In many cases, our engineers work in close cooperation with our customers during the design and development phase of new products to ensure highest quality and customer satisfaction. Through its extensive experience, Advanced Ceramics has gained detailed expertise and know-how in the applications areas it is active in.

Principal Products

Medical. We currently serve the medical applications market with two product groups: ceramic components for hip joint prostheses, such as ball heads and inserts; and ceramic glove formers for high-quality latex gloves. The ceramic components for hip joint prostheses are supplied to orthopedic implant manufacturers in the United States and Europe. Besides their high wear-resistance and good friction behavior, high-performance ceramics are biologically inert, making them one of the few materials that are durable and stable enough to withstand the corrosive effects of bodily fluids. As a result, high-performance ceramics are increasingly becoming more common for medical applications, such as for repair and replacement of hips, knees and other human body parts.

We expect the global market for hip implants to grow by approximately 8% per year over the next ten years, with the largest portion of the growth captured by the emerging markets in Asia, Eastern Europe and South America. We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants, given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip-implants in Europe is significantly higher than in North America because the first FDA approval for ceramic-on-ceramic hip joint prostheses systems was granted only in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to grow significantly in future years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States to date. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopedics implant manufacturers. In order to expand capacity and complement our existing medical production facility in Plochingen, Germany, we have built a new factory at our site in Marktredwitz, Germany. This factory exclusively produces medical ceramics and allows us to serve the volumes required by the growing global market. We are also expanding our focus to possible new applications in knee joint and intervertebral disc replacements.

Electronics. We develop and manufacture substrates, electrical resistor cores and ceramic tapes as carriers for electronic circuits. Substrates are ceramic plates with electrical, thermal and mechanical properties that serve as carriers in electronic applications. These highly specialized products are used in a wide range of industries, such as automotive, consumer electronics, aeronautics and telecommunications industries. The demand for these products is driven, in large part, by the activity levels of the semiconductor market. We believe that the recovery of the semiconductor market, as well as a positive substitution effect for ceramic applications, will increase the demand for our products.

Cutting Tools. We develop and manufacture products used in cutting tools, tools and tooling systems. Ceramic material properties such as high melting points, excellent hardness and good wear resistance make ceramics an excellent high-speed cutting tool material. We enjoy a strong market position as a supplier of ceramic cutting tools, tools and tooling systems for high speed processing in the automotive, metalworking and mechanical engineering industries, with automotive OEMs being our main customers. The longer life and faster cutting speeds possible with ceramic tools allow customers to save costs by increasing their throughput and reducing the downtimes for replacing the cutting tools.

Mechanical Applications and Systems. We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical systems include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, preforms and friction discs. Mechanical systems include products used in the sanitary fittings and automotive supplier industries in areas where fluids are pumped, compressed or stirred such as bushings, face seal rings, pump components and valve shims and discs. We primarily supply the general industrial machinery, metalworking, automotive and textile industries with a large number of products customized to the customer requirements.

Our customers are currently located mainly in Germany and other parts of Europe. However, we plan to expand our geographic reach. For example, we opened a new plant in China and plan to grow over the next five years by further penetrating the rapidly growing Asian market.

Other products. We also produce various products in other smaller niche markets. Some of these products are used for applications in certain niche markets with limited growth potential, such as electrical/thermal and ceramic metal connections. Other products, such as piezo ceramic components, are used for applications in certain niche markets with growth potential the next few years, primarily in the automotive sector.

Competition

Advanced Ceramics’ key competitors are Kyocera Corporation, CoorsTek, Inc., Saint Gobain, The Morgan Crucible Company plc and NGK Ceramics Europe S.A. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high performance ceramics market is primarily based on product quality, product specifications and customer service.

Customers

Advanced Ceramics’ key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, Texas Instruments Incorporated, Siemens AG, De Puy Orthodics, MC and Vishay Europe GmbH.

Groupe Novasep (12% of 2005 net sales)

We acquired our Groupe Novasep (previously known as Custom Synthesis) segment in the Dynamit Nobel Acquisition. On December 31, 2004, we completed a combination of the three business lines of this segment that were acquired from Dynamit Nobel (Dynamit Nobel Special Chemistry, Finorga and Rohner) with Groupe Novasep SAS (which consisted of four businesses: Novasep, Applexion, Orelis and Seripharm). Groupe Novasep specializes in innovative production of active pharmaceutical ingredients from biotechnological or chemical processes, focuses on developing new purification solutions and processes and the design, installation and on site qualification of these innovative purification processes and specializes in large-scale chromatography, continuous chromatography processes (VARICOL®), ion exchange and membranes.

As a result of the combination, we own approximately 79% of the combined company and Groupe Novasep SAS’ management owns the remaining 21%. We believe this combination strengthens this segment by joining together Groupe Novasep SAS proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries. We believe the capabilities of new Groupe Novasep will enhance our ability to meet our customers’ demands for higher purity levels, cost efficient solutions, strict regulatory and operational controls, and shorter times to market.

As a result of the combination, our Groupe Novasep segment consists of two divisions: (1) Novasep Synthesis; and (2) Novasep Process, each of which has a specific technology focus. These two divisions serve customers across the entire life cycle of a pharmaceutical product. Our Novasep Synthesis business line focuses on the custom manufacturing of complex molecules through multi-step synthesis and is comprised of four units:

•                  Dynamit Nobel Special Chemistry, which specializes in scale-up and commercial production of hazardous chemistry with special expertise in azide chemistry;

•                  Finorga, which focuses on chiral technologies, such as asymmetric synthesis and multi-column chromatography, or MCC;

•                  Rohner, which offers a range of multi-step synthesis products, including transition metal catalysis, or TMC (In March 2006, we sold Rohner AG, see Note 17, “Impairment Charges,” for further details); and

•                  Seripharm, which specializes in the production of high-potent active pharmaceutical ingredients.

Our Novasep Process business line specializes in the development and optimization of purification processes, as well as the design, installation and on-site qualification of the customized purification systems in the pharmaceuticals and bio-chemical industries. This business line is comprised of the following units:

•                  Novasep, which offers the development, design and installation of purification equipment and systems for molecules; and

•                  Applexion and Orelis, which offer separation solutions to purify molecules from natural biological sources.

Our Groupe Novasep segment generated net sales of $379.1 million for the year ended December 31, 2005. Actual net sales for the five months ended December 31, 2004 were $101.0 million. This segment generated net sales on a pro forma basis of $338.6 million or 12% of our 2004 pro forma net sales for the year ended December 31, 2004. Prior to the Dynamit Nobel Acquisition and not including Groupe Novasep, the Custom Synthesis segment generated net sales of $268.4 million for the year ended December 31, 2003. See Note 4, “Segment Information,” to our audited consolidated financial statements for additional financial information regarding our Groupe Novasep segment.

Novasep Synthesis

Modern drugs require multiple steps of production to create the end product. These steps often involve highly complex chemical reactions. While pharmaceutical companies have the technical capability to carry out certain of these manufacturing steps in-house, they also use custom synthesis manufacturers to provide additional production capacity as well as creative chemical solutions to reduce the production cost of the intermediates, reduce time to market, and hence the overall cost of the end drug. Typically, pharmaceutical companies will contract for a certain annual volume of one or more production steps for a particular drug based on their expectations for demand for the end-product. Therefore, custom synthesis manufacturers play a critical partnership role for their pharmaceutical customers.

The intermediates used to produce modern drugs can be characterized by where they lie in the multi-step manufacturing process. Basic commodity intermediates are used in the early steps of the manufacturing process. These intermediates tend to require simple chemistry, have a low unit cost and can be provided by a large number of custom synthesis manufacturers. Barriers to entry for this market segment are low, and competition is primarily based on price. As a result, an increasing proportion of commodity intermediates are manufactured by Asian companies, particularly in India and China, as these companies have a significant labor and overhead cost advantage over North American and European companies. The later stages of the drug manufacturing process involve greater complexity in the chemical reactions necessary to produce the intermediates and a higher level of customization. A much smaller number of custom synthesis manufacturers have the expertise and available production facilities to offer the requisite level of service and volume to the customers. The manufacturing process for advanced intermediates and active pharmaceutical ingredients used in pharmaceutical products approved by the FDA or other applicable foreign regulatory agencies are also subject to the FDA’s current Good Manufacturing Practice and similar requirements by foreign regulatory agencies. These requirements create additional barriers to entry. Unit prices and barriers to entry are, therefore, much higher in this segment of the market. Groupe Novasep is active in this segment of the market.

We have a strong research and development team, and six facilities operated by us have implemented standards intended to meet current Good Manufacturing Practice requirements. Five have been inspected by the FDA and found to be in compliance with current Good Manufacturing Practice requirements. We have also developed strong customer relationships based on our research and development, rapid response to customers, consistent product quality and reliability of supply. Custom synthesis manufacturers tend to have close relationships with their pharmaceutical customers because specific manufacturing and related confidentiality requirements, which are common in the pharmaceutical industry, make substitution by alternative products and suppliers difficult. Some of our products are thus supplied to customers on a long-term basis or are produced for patented drugs whose patent expiration is not due for several years and where we act as a key supplier of intermediates. Leveraging our strong technological capabilities and customer relationships, we are currently developing a broad and diversified project pipeline across a number of customers, including advanced intermediates for potential new drugs. We are also focused on continued technological innovation. For example, we are currently introducing or using cutting edge technologies such as diborane chemistry at Dynamit Nobel Special Chemistry, MCC facilities at Finorga and TMC at Rohner.

Currently, Europe has the highest commercial significance for our Groupe Novasep segment. However, we believe growth opportunities exist in North America, particularly the United States. Though half of the production capacity for custom synthesis is installed in Europe, the majority of demand originates in North America. We intend to leverage our existing client base in the United States and significant supply relationship with one leading U.S. pharmaceutical company to further penetrate the North American market.

Principal Business Lines

Novasep Synthesis consists of the following four business lines:

Dynamit Nobel Special Chemistry, or DNSC. DNSC is a global market leader in hazardous chemistry, focusing on key technologies such as azide, carbon disulfide and diborane chemistries. The majority of compounds manufactured by DNSC is produced for pharmaceutical companies, with the remainder for agrochemicals and other industrial applications. DNSC offers a unique portfolio of core technologies based on hazardous starting materials, including explosive compounds, shock and friction sensitive compounds, highly inflammable gases and liquids, as well as toxic materials. DNSC’s strength is in azide chemistry, which is used to synthesize intermediates of final molecules that have anti-inflammatory, anti-bacterial and blood pressure reducing characteristics. Azide chemistry requires extremely high safety standards, state-of-the art purpose built infrastructure and trained employees. Few companies in Europe and the United States have the capabilities and permits to handle azide chemistry. Hazardous chemistry frequently offers a short and efficient synthetic route for the manufacturing of active pharmaceutical ingredients and advanced intermediates. Pharmaceutical companies are usually neither equipped nor licensed to handle hazardous chemistry in-house. DNSC benefits from its know-how, safety standards, permits and its reputation as a reliable supplier to the pharmaceutical industry.

Finorga. Finorga specializes in custom manufacturing of new chemical compounds and active pharmaceutical ingredients, involving complex and sophisticated chemical reactions used in multi-step synthesis. Finorga’s products are primarily aimed at the pharmaceutical industry, but also include selective fine chemicals for fast growing electronic industry applications, such as liquid crystals. Finorga offers a broad service platform, including quality control, regulatory support, research and development, process transfer, pilot and large-scale production. Finorga is contributing to the production of one of the top ten drugs worldwide.

Finorga differentiates itself from its competitors through its focus on sophisticated “chiral synthesis” technologies, which includes asymmetric synthesis and continuous chromatography. Chiral pharmaceutical compounds typically have two chiral forms, each of which can have different potency and side effects on a patient. Pharmaceutical companies are increasingly focused on isolating and producing the more effective chiral form of the compound, or the “enantiomerically pure” drug. We believe approximately 75% of drugs in the current industry pipeline fall into this category. However, the process of isolating the required chiral form during drug manufacturing requires highly complex chemistry and in the separation and purification of the enantiomers. Finorga is one of only a few companies worldwide to offer VARICOL® chiral separation, which is a highly effective and cost efficient way to separate and purify enantiomers. Finorga’s technologies also include TMC, which includes asymmetric hydrogenation and metal catalyzed C-C coupling. TMC refers to a technology platform that enables a highly selective and efficient transformation of specific functional groups of very complex molecules. Asymmetric hydrogenation is a technology that enables a synthesis of molecules with a high degree of purity cost-effectively. Metal catalyzed C-C coupling is a technology that helps build important core structures.

Rohner. Rohner produces chemicals on a custom synthesis and toll manufacturing basis. Rohner manufactures advanced intermediates and active pharmaceutical ingredients (“API’s”) for the pharmaceutical industry. As previously announced, the board of directors approved the Company’s plan to substantially downsize our manufacturing operations at the Rohner facility located in Pratteln, Switzerland and we have accordingly recorded impairment charges of $44.7 million in 2005 (See Note 17, “Impairment Charges,” for further detail). Rohner AG was sold in March 2006.

Seripharm. Seripharm is a former subsidiary of Aventis specializing in the production of high-potent (especially cytotoxic) active pharmaceutical ingredients. Seripharm also develops new high potent active pharmaceutical ingredients for pharmaceutical companies using our purification technologies.

Novasep Process

Novasep Process specializes in the development and optimization of purification processes as well as the design, installation, and on-site qualification of these customized purification systems in the pharmaceutical and bio-chemical industries. Novasep Process offers a broad range of proprietary technologies for industrial purification including preparative chromatography, large-scale chromatography, continuous chromatography processes (VARICOL®), ion exchange, crystallization and membranes. Novasep Process employs its full portfolio of purification technologies to address customers growing demand for customized purification solutions throughout their new product development process.

Principal Business Lines

Novasep Process consists of the following business lines:

Novasep. Novasep offers innovative solutions to pharmaceutical companies to assist them with the purification of molecules. Novasep’s core technologies are large-scale preparative high-pressure chromatography (batch or continuous) and crystallization. Novasep also assists pharmaceutical companies in developing second generation processes able to produce existing active pharmaceutical ingredients under better technical and economic conditions and in designing, installing and qualifying tailor made purification systems.

Applexion and Orelis. Applexion and Orelis offer separation solutions to purify molecules from natural biological sources. The key technologies include low-pressure chromatography (normally in continuous mode), ion-exchange, continuous crystallization and membranes (organic or mineral). Key markets addressed by these divisions are the sugar and sweetener industries and the production of bulk enzymes and antibiotics.

Competition

Competition in the market in which our Groupe Novasep segment competes is based on technological capabilities and know-how across a broad range of synthesis technologies, consistent product quality, reliability of supply and ability to meet customers’ production demands on a timely basis. Depending on the relevant technology, the main competitors are: Aerojet Fine Chemicals, Avecia Limited, Degussa, DSM N.V., Isochem, Lanxess, Lonza Group Ltd., Omnichem, Orgamol S.A. and PPG Sipsy.

Competition in our separation technologies is based on technological capabilities, consistent product quality, reliability of supply and ability to meet customers’ production demands on a timely basis. Some competitors include Bayer Technology Services, GE Healthcare and Millipore Corporation.

Customers

Groupe Novasep has a concentrated customer base. In this segment, our customers include some of the largest and most successful pharmaceutical companies, including Altana Pharma AG, Bristol-Myers Squibb Company, Novartis Pharma AG and Pfizer.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base, with the cost of no single raw material representing more than 2% of our cost of products sold in 2005. Raw materials constituted approximately 49% of our 2005 cost of products sold. The table below lists the ten most significant raw materials in 2005 and the principal products for which the materials were used.

Raw Material	Segment	Products

Titanium-bearing slag	Titanium Dioxide Pigments	Titanium dioxide
Copper	Performance Additives	Wood protection products
Iron oxide	Performance Additives	Iron oxide pigments
PVC resin	Specialty Compounds	Compounds
Monoethanolamine	Performance Additives	Wood protection products
Quaternary amines	Performance Additives	Organoclays/wood protection products
Ammonium Octa Molybdate (“AOM”)	Specialty Compounds	Compounds
Plasticizers	Specialty Compounds	Compounds
Molybdenum	Specialty Chemicals	Metal Sulfides
Lithium	Specialty Chemicals	Lithium compounds

Titanium-bearing slag, our largest raw material (in terms of dollars), is the most important raw material used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag primarily from two suppliers under long-term contracts with fixed terms, one of which expires at the end of 2006.

As a result of the conversion from CCA to ACQ, in 2005 our principal raw materials for our Timber Treatment Chemical business in our Performance Additives segment has shifted from chromic acid to quaternary amines, solvents and copper. In our Timber Treatment Chemical business, we predominately source quaternary amines under a contract that expires in late 2008, with automatic annual renewals subject to termination by either party. We source solvents (monoethanolamine) used in our Timber Treatment Chemical business from two suppliers under contracts that expire in December 2006 (subject to automatic annual renewals except where terminated by either party) and December 2008. Prices under our solvent and quaternary amine contracts are tied to the ethylene price index and the natural gas index. We source copper, which is a commodity, from several sources. Prices for our copper purchases are tied to market conditions.

Historically, we have received iron oxide, from multiple sources and have not experienced any significant supply shortages. Iron oxide is primarily sourced from our plants in the United States, Italy and China, as well as from third parties in India and China.

PVC resin is a commodity product and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates and energy prices.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires in late 2008 and is subject to quarterly adjustment for the price of tallow, the base component of quaternary amine.

In our Specialty Compounds segment, we use AOM to promote fire retardancy in certain wire and cable products. AOM is supplied under a contract with a fixed price that expires in December  2007. Some of the plasticizers we use in our Specialty Compounds segment are generic and considered a commodity product, while others are specific and considered a specialty product. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

Lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium. We experienced severe weather in early 2006 at our lithium ponds in Chile. As a result, we may experience shortages in lithium as a raw material.

Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and medium- or long-term relationships with suppliers. We are not generally dependent on any one supplier for a major part of our raw materials requirements, but certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from different facilities and multiple suppliers and utilizing alternative formulations.

Temporary shortages of raw materials may occasionally occur and cause temporary price increases. In recent years, these shortages have not resulted in unavailability of raw materials. However, the continuing availability and price of raw materials are affected by unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and, in the past, such fluctuations have had an adverse impact on the results of operations of our business. The impact of any future raw material shortages on our business as a whole or in specific geographic regions cannot be accurately predicted.

Intellectual Property

Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 2,000 patents and patent applications in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and marks applicable to our business and products, which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. For example, we developed the technology to produce ACQ pursuant to an exclusive license agreement with the right to sublicense from Domtar Inc. Under the term of the license, our Timber Treatment chemicals business of our Performance Additives segment pays a royalty to Domtar based upon the percent of net sales less certain costs. The license agreement expires in May 2007 in connection with the expiration of the patent and may be terminated by either party upon a material breach of the other party and the failure to cure. We also develop intellectual property with third parties as discussed below in “Research and Development.”

Research and Development

We are committed to further investing in our asset base and research effort. Our research and development costs were approximately 2% of our net sales in 2005. We incur certain expenses related to modifications and improvements in current products. In addition, we believe we allocate our research and development resources selectively based on the need and requirements for each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $60.8 million for the year ended December 31, 2005. For historic Rockwood businesses, such costs were $10.1 million and $8.7 million for the years ended December 31, 2004 and 2003, respectively, and such costs for the Dynamit Nobel businesses were $35.6 million and $32.4 million for the years ended December 31, 2004 and 2003, respectively.

The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development, which is the stage at which products move from development to manufacturing, and new product development. Each business line, however, also has selected long-term strategic projects with the aim to develop new competencies and technologies.

Each of our business lines manages its own research and development effort and has separate research and development facilities dedicated to its specific area. However, where technologically applicable, advances and findings are shared between business lines to foster greater cross-fertilization of ideas and applications.

In certain cases, we conduct research and development efforts with third parties, including universities, customers and other entities. We endeavor to obtain ownership of or license on terms favorable to us the intellectual property developed with a third party.

Seasonality

There is a seasonal effect on a portion of our sales due to the end-use of some of our products. In our pool and spa chemicals operations in our Water Treatment Chemicals business line of our Performance Additives segment, it is industry standard practice to offer significantly extended payment terms to customers prepared to purchase their spring and early summer requirements in the fourth quarter of the previous year. Following this pattern, the fourth quarter customarily includes large sales and shipments although the associated cash payments are not received until the second quarter of the following year. In addition, our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment show some seasonality related to the outdoor construction market. As such, the first quarter has historically been the quarter where we experience the lowest sales. Also, along with the accounts receivable build in the first quarter discussed above, during this quarter we typically build inventory for the pool and spa business, as well as our construction related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in certain end-use markets, our overall results of operations tend to show few seasonal effects.

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2005	2004	2003
Net sales:
United States	$921.2	$741.0	$523.0
Germany	1,164.7	483.7	34.3
Rest of Europe	789.2	391.7	183.0
Rest of World	246.1	127.1	57.0
	$3,121.2	$1,743.5	$797.3

The increase in net sales in 2005 and 2004 is primarily due to the acquisitions made in 2004 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further detail).

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2005	2004
Long-lived assets:
United States	$232.6	$198.7
Germany	665.5	703.0
Rest of Europe	346.2	470.6
Rest of World	162.2	194.5
	$1,406.5	$1,566.8

Sales and Marketing

We sell our products and services globally. We generally sell our products and services primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services, Clay-based Additives and Water Treatment Chemicals of our Performance Additives segment and Electronic Chemicals business line of our Electronics segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of December 31, 2005, our in-house sales forces consisted of 1,556 personnel worldwide.

Our direct sales forces interact with our customers to provide both purchasing advice and technical assistance. In general, our sales forces arrange and coordinate contact between our customers and our research and development or technical personnel to provide quality control and new product solutions. In certain of our businesses, such as the Surface Treatment and Fine Chemicals business lines of our Specialty Chemicals segment, most sales managers have a chemical engineering background with advanced degrees and significant technical experience in applying our products, and they play a critical role in developing client relationships and acquiring new clients. Our close interaction with our customers and tailored solutions have allowed us to develop and maintain strong customer relationships as well as focus our sales efforts on those customers who we believe will provide us with higher profit margins in recognition of our superior products, service and technical support.

Sales in each of our business lines are generally made on a purchase order basis. However, longer-term arrangements have been established with certain key customers.

Our marketing strategy is generally aimed at working directly with customers to gauge the success of our products, evaluate the need for improvements in product and process technology, and identify opportunities to develop new product solutions for our customers and their end-use markets. We also use media activities and lectures and participate in tradeshows as part of our sales and marketing effort.

Safety, Health and Environmental Matters

General

We are subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at the international, national, state and local levels. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. Our products, including the raw materials we handle, are also subject to rigorous industrial hygiene regulations and investigation. The nature of our operations exposes us to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Systems

We are committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements, and our subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to our operations, enhance compliance with such requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing, these SHE management systems are designed to assist us in meeting our compliance goals and minimizing overall risk to us.

SHE Capital Expenditures

We may incur future costs for capital improvements and general compliance under SHE laws. For the year December 31, 2005, our capital expenditures for SHE matters totaled approximately $32.8 million, excluding costs to maintain and repair pollution control equipment. For 2006, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

In October 2003, the European Commission adopted a proposal for a new European Union (“EU”) framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH which will significantly expand the European Union’s regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that we are the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of our products. We estimate we have over 400 products that might be subject to REACH, which is scheduled to become an EU directive in early 2007; compliance with REACH will be required starting in 2008.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. IPPC requires a consistent application of Best Available Techniques, or BAT, throughout the European Union. Generally, by 2007, facilities located within the European Union must be operating consistent with BAT. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

The Kyoto Protocol is an amendment to an international treaty on global warming. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential, referred to as greenhouse gases. The Protocol was adopted in 1997 and became effective in February 2005 in over 140 countries that have ratified it. The EU, including Germany and other countries where we have interests, ratified the Kyoto Protocol in 2002. By ratifying, the EU, and its member states’ agreed to enact regulation that reduces the emission of greenhouse gases or engage in a trading system covering carbon dioxide emissions by January 1, 2005. Such a system became effective at the start of 2005. The new regulation directly affects our power plants at the Duisburg and Langelsheim sites in Germany, as well as the power plant being operated by a third party on one of our sites. Rockwood and such third party may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions, which could result in increased capital expenditures. The new regulation indirectly affects our other operations in the EU, which may experience higher energy costs from third party providers. We continue to evaluate options in order to comply with the Protocol, however, we do not expect this to have a material impact on our cash flow or results of operations.

Remediation Liabilities

Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, “Superfund” statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at its Hainhaussen, Pratteln, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, and Laurens facilities, for which prior owners or insurers have assumed responsibility. We have recently completed a soil remediation project at the Company’s facility in St. Cheron and are currently awaiting regulatory approval. We also continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facility at Mourenx, France. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Pratteln and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Specialty Chemicals facility in Houston, Texas, contamination at a former Specialty Chemicals facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel’s previously divested explosives business. We are also a de minimis participant in several Superfund matters.

Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor’s former and present properties and/or at sites the Company and its predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

Government Enforcement Proceedings and Civil Litigation

During the course of our business, we may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE law. Currently, we are party to a consent order with the Metropolitan Sewer District (“MSD”) in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit will require us to reduce the facility’s ammonia discharge by an average of 50% by December 31, 2008. We are evaluating various options to reduce the amount of ammonia discharged. Although we will be required to make capital expenditures in connection with this matter, we do not believe that this issue will have a material adverse effect on our business or financial condition.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR Acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition. The environmental deed provides that Degussa will indemnify us and our subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expired in September 2005, for claims related to the contamination of our properties or our subsidiaries’ properties (inclusive of contamination which leaks or escapes from our properties or our subsidiaries’ properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify us and our subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag (now known as GEA Group) and its subsidiary, MG North America Holdings Inc., are required to indemnify us and our subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of our or our subsidiaries’ properties, if notified within ten years. If mg technologies and MG North America Holdings’ responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($117,960 and $884,700 using the December 31, 2005 exchange rate of €1.00=$1.1796) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities. In addition, we may be required to make indemnity payments in connection with certain environmental matters. However, we do not believe that resolution of the known environmental matters subject to indemnification obligations owed to us will have a material adverse effect on our business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any quarterly or annual reporting period.

Environmental Reserves

We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including state-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, we have accrued approximately $44.8 million and $51.9 million for known environmental liabilities as of December 31, 2005 and 2004, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. The decrease in 2005 is primarily attributable to the impact of foreign exchange rates. Included in the $44.8 million as of December 31, 2005 is €6.5 million ($7.6 million using the December 31, 2005 exchange rate of €1.00=$1.1796) that is discounted using a 5.0% discount rate (undiscounted amount equals $11.7 million), and €1.9 million ($2.2 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $2.9 million). Included in the $51.9 million as of December 31, 2004 is €6.5 million ($8.8 million using the December 31, 2005 exchange rate of €1.00=$1.3593) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.5 million), and €2.4 million ($3.3 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $5.2 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years. At December 31, 2005, the environmental reserve related to the Rohner facility within our Groupe Novasep segment was $10.5 million. As we announced, Rohner AG was sold in March 2006 (see Note 17, “Impairment Charges,” for further detail).

We believe these accruals are adequate based on currently available information. We may incur losses in excess of the amounts accrued, however, based on currently available information we do not believe the additional amount of potential losses would have a material effect on the Company’s results of operations, cash flows or financial condition, but may have a material effect on the results of operations or cash flow in any given quarterly or annual reporting period. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

We are obligated to undertake soil remediation at two of our facilities in Europe in the event manufacturing operations are discontinued there at some future date. In addition, in the event that manufacturing operations are discontinued at any of our other facilities with known contamination, regulatory authorities may impose more stringent requirements on us including soil remediation. We do not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations we do not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, we cannot employ a present value technique to estimate fair value and, accordingly, we have not accrued for any environmental related costs to remediate soil at these facilities.

We believe these environmental matters will not have a material adverse effect on our business or financial condition. However, these matters may have a material adverse effect on our results of operations or cash flows in any given quarterly or annual reporting period.

FDA Regulation

Our Groupe Novasep, Advanced Ceramics and to a lesser extent, our Specialty Chemicals segments are also subject to regulation by the FDA with respect to certain products we produce, including pharmaceutical intermediates, active pharmaceutical ingredients and ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates, active pharmaceutical ingredients and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

Premarket Approval. While we are not required to seek FDA approvals for our pharmaceutical intermediates and active pharmaceutical ingredients, the customers to whom we supply such products may be subject to FDA approval requirements prior to testing a new drug on humans as well as marketing a new drug for commercial use in the United States. Our customers with FDA approval for the finished drug may also be required to obtain FDA approval of design, manufacturing or labeling changes to the pharmaceutical intermediates and active pharmaceutical ingredients used in their finished products.

Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval, or PMA, which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic-on-ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA’s PMA requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic-on-ceramic ball head and liner components. Also, other medical devices, which our Advanced Ceramics segment seeks to produce in the future, such as knee replacement products, would likely require FDA approval.

Compliance Requirements. Once on the market, drug manufacturers, the suppliers of drug intermediates, and medical device manufacturers are subject to numerous post-market regulations. For our pharmaceutical intermediates business within our Groupe Novasep segment, we are required to comply with the FDA’s current Good Manufacturing Practices, which cover all facets of drug manufacturing and distribution including: organization and personnel; buildings and facilities; equipment; control of components and drug product containers and closures; production and process controls; packaging and labeling control; holding and distribution; laboratory controls; recordkeeping and reporting; and returned and salvaged drug products.

Finished device manufacturers such as our customers who manufacture hip prostheses systems are subject to the FDA’s Quality System Regulation, or QSR, which requires quality assurance practices and procedures that address, among other things: management responsibility, audits and training; design controls; purchasing controls; identification and traceability of components; production and process controls; acceptance activities; handling of nonconforming product; the initiation of corrective and preventive actions; labeling and packaging controls; handling, storage and distribution of products; and complaint handling and record keeping. The FDA does not directly require component suppliers of finished medical devices to comply with the QSR. However, because our ceramic-on-ceramic ball head and liner components are critical elements of hip joint prostheses systems, our customers may require us to comply with some or all of the QSR. Moreover, the FDA may in the future take the position that the types of components that we supply meet the definition of a finished device and are thus subject to the QSR. Our current contracts with our customers of ceramic-on-ceramic ball head and liner components require us to comply or assist our customers in complying with various FDA regulatory requirements.

The FDA’s inspectional authority extends to both component suppliers and pharmaceutical intermediates manufacturers. Pursuant to this authority, the FDA has the ability to conduct inspections at our facilities at which we manufacture our pharmaceutical intermediates or ceramic-on-ceramic ball head and liner components.

If we or our customers violate FDA or other governmental regulatory requirements during either the pre- or post-marketing stages, there may be various adverse consequences. For example, in the United States, the FDA has the authority to impose: fines, injunctions, and civil penalties; recall or seizure of products; operating or import restrictions, partial suspension or total shutdown of production; the FDA’s delay in granting approval or refusal to grant approval of new products; or withdrawal of the submission or the approved product from the market.

Employees

As of December 31, 2005, we had 10,774 employees, with 72% located in Europe, 19% in the United States and the remaining 9% located in the rest of the world. Of our employees, approximately 3,109, or 29%, are subject to either collective bargaining agreements or other similar arrangements.

We observe local customs, legislation and practice in labor relations and, where applicable, in negotiating collective bargaining agreements. Management believes that its relations with employees and their representatives are good. We have not suffered any material work stoppages or strikes in our worldwide operations in the last five years.

Available Information

Rockwood Holdings, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any documents we file at the SEC’s public reference room at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers file electronically with the SEC. The SEC’s website is www.sec.gov.

The Company’s website is www.rocksp.com. We have made available, free of charge through our website, our Annual Report on Form 10-K, and will make available our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

You should carefully consider these risk factors in evaluating our business. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also affect our business. If any of the following risks occur, our business, results of operations, cash flows or financial condition could be adversely affected.

Substantial Leverage—Our available cash and access to additional capital may be limited by our substantial leverage.

We are highly leveraged and have significant debt service obligations. As of December 31, 2005, we had $2,843.8 million of indebtedness outstanding and total stockholders’ equity of $834.7 million. This high level of indebtedness could have important negative consequences to us and you, including:

•                  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•                  we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•                  some of our debt, including borrowings under the senior secured credit facilities, will have variable rates of interest, which will expose us to the risk of increased interest rates;

•                  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•                  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•                  our substantial amount of debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could cause our lenders to terminate commitments under our debt agreements, declare all amounts, including accrued interest, due and payable, and enforce their rights in respect of collateral.

Our cash interest expense for the year ended December 31, 2005 was $203.2 million. At December 31, 2005, we had $1,754.8 million of variable rate debt. After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $471.4 million. A 1% increase in the average interest rate would increase future interest expense by approximately $4.7 million per year. Our debt service for 2006 is expected to be $297.0 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Liquidity,” “Contractual Obligations” for years beyond 2006.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our indirect, wholly-owned subsidiary, Rockwood Specialties Group, Inc.’s (“Group” or “Group’s”) senior secured credit facilities and the indentures governing the 2011 Notes and the 2014 Notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. As of December 31, 2005, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $196.0 million, after giving effect to $24.0 million of letters of credit issued on our behalf and outstanding borrowings of $30.0 million under the revolving credit facility. In addition, the term loans and the availability under the revolving credit facility under the senior secured credit facilities may be increased by up to $250.0 million in aggregate, subject to certain exemptions and provided that Group procures lender commitments for such increase. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Group’s senior secured credit agreement and indentures governing the 2011 Notes and 2014 Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. In addition, Group’s senior secured credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. The restrictions and financial covenants contained in Group’s senior secured credit agreement and indentures governing the 2011 Notes and 2014 Notes could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the senior secured credit facilities and/or the indentures. If an event of default occurs under the senior secured credit facilities, which includes an event of default under the indentures governing the 2011 Notes and 2014 Notes, the lenders could elect to:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                  require us to apply all of our available cash to repay the borrowings; or

•                  prevent us from making debt service payments on the 2011 Notes and 2014 Notes;

any of which would result in an event of default under the 2011 Notes and 2014 Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facilities, which constitutes substantially all of our and our subsidiaries’ assets.

Risks Associated with Acquisitions—We may not be able to successfully integrate acquisitions we may make in the future.

The process of combining acquisitions or combinations with Rockwood involves risks. We may face difficulty completing the integration of the new operations, technologies, products and services of acquisitions or combinations, and may incur unanticipated expenses related to those integrations. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Failure to successfully manage and integrate acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of any future acquisition to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations.

Limited Relevance of Financial Information—Our historical and pro forma financial information may not be representative of our results as a combined company.

The pro forma financial information presented in 2004 is based on certain assumptions regarding the integration of Dynamit Nobel that we believe are reasonable. Our assumptions may prove to be inaccurate over time. Accordingly, the historical and pro forma financial information included herein may not reflect what our results of operations and financial condition would have been had we been a combined entity during the periods presented, or what our results of operations and financial condition will be in the future.

Net Loss—We have a history of losses and may experience losses in the future and we cannot be certain that our net operating loss carryforwards will continue to be available to offset our tax liability.

We have incurred net losses in the past and we may incur net losses in the future. We incurred net losses of $216.1 million and $91.7 million in 2004 and 2003, respectively.

We may not achieve profitability in the future and we may not generate cash flow sufficient to meet debt service obligations and other capital requirements, such as working capital and maintenance capital expenditures.

As of December 31, 2005, we had deferred tax assets of $166.2 million related to worldwide net operating loss carryforwards for which we had valuation allowances of $58.4 million and an additional valuation allowance of $18.7 million for deferred tax assets. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our net sales and cost of products sold is now denominated in euros. Approximately 53% of our 2005 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in euros, which as of December 31, 2005 equaled an aggregate of €962.4 million ($1,135.2 million based on the December 31, 2005 exchange rate of €1.00 = $1.1796), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York increased from $1.00 = €1.065 on December 31, 2000 to $1.00 = €0.8477 on December 31, 2005. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results of operations between financial periods. As of December 31, 2005, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.6 million the U.S. dollar equivalent of our total euro-denominated debt of €962.4 million. In addition, because our financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.

We may not be able to effectively manage our currency translation and/or transaction risks and volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

Regulation of Our Raw Materials, Products and Facilities—Our business could be adversely affected by regulation to which our raw materials, products and facilities are subject.

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, uses and applications of our products.

In addition, some of our subsidiaries’ products contain raw materials, such as arsenic pentoxide, carbon disulfide, lithium carbonate, tetrahydrofuran, copper, chromic acid, silica, zinc chromate and lead, that are deemed hazardous materials in certain situations. The use of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. These regulations may affect our ability to market certain chemicals we produce.

There is also a risk that other key raw materials or one or more of our products may be found to have, or be recharacterized as having, a toxicological or health-related impact on the environment or on our customers or employees. If such a discovery or recharacterization occurs, the relevant materials, chemicals or products, including products of our customers incorporating our materials or chemicals, may be recalled or banned or we may incur increased costs in order to comply with new regulatory requirements. Change in regulations, or their interpretation, may also affect the marketability of certain of our products.

Manufacturing Hazards—Hazards associated with chemical manufacturing could adversely affect our results of operations.

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers, such as fires, explosions and accidents. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. Other hazards include:

•                  piping and storage tank leaks and ruptures;

•                  mechanical failure;

•                  employee exposure to hazardous substances;

•                  chemical spills and other discharges or releases of toxic or hazardous substances or gases; and

•                  inclement weather and natural disasters.

These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. For example, our subsidiaries had been named as defendants in a wrongful death suit filed by the family of an employee who was fatally injured in an accident in our Clay-based Additives facility in Gonzales, Texas. While we are unable to predict the outcome of this case and other such cases, if determined adversely to us, we may not have adequate insurance to cover such claims and, if not, we may not have sufficient cash flow to pay for such claims. Such outcomes could adversely affect our customer goodwill, cash flow and results of operations.

Raw Materials—Fluctuations in costs of our raw materials or, our access to supplies of our raw materials could adversely affect our results of operations.

Although no single raw material represented more than 2% of our cost of products sold in 2005, raw material costs generally account for a high percentage of our total costs of products sold. In 2005, raw materials constituted approximately 49% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future.

In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment is our largest raw material (in terms of dollars) and is sourced primarily from one supplier in Canada. If our supplier is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. We experienced severe weather in early 2006 at our lithium ponds in Chile. As a result, we may experience shortages in lithium as a raw material. In the event there is an increase in market demand for lithium products, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2005 constituted approximately 5% of Rockwood’s cost of products sold. Although energy costs increased in 2005, there was not a material change from the prior year in the percentage of our energy purchases to cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, in 2004, natural gas prices were volatile in North America and continued to increase in 2005, due in part to global political conditions and extreme weather conditions, including Hurricanes Katrina and Rita. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable. Rising energy costs may also increase our raw material costs. If energy prices fluctuate significantly, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected. In addition, rising energy costs also negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal and, in some circumstances, revocation. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2005, our capital expenditures for safety, health and environmental matters were approximately $32.8 million. For 2006, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts to comply with these laws. We may be materially impacted in the future by the Registration, Evaluation and Authorization of Chemicals, or REACH, program proposed by the European Union, which is scheduled to require compliance beginning in 2008.

Compliance with environmental laws generally increases the costs of registration/approval requirements, the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Furthermore, environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws or their interpretation, or the enactment of new environmental laws, could result in materially increased capital expenditures and compliance costs.

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities, including some that we acquired in the Dynamit Nobel Acquisition. At December 31, 2005, we had approximately $44.8 million in reserves for estimated environmental liabilities, of which approximately $38.7 million is for estimated liabilities related to environmental matters in connection with the Dynamit Nobel Acquisition.

Under the sale and purchase agreement, mg technologies ag is required to indemnify us for certain environmental matters, subject to certain limitations. However, mg technologies ag may not adhere to its indemnity obligations to us and the indemnity may not adequately cover any related environmental matters, and we may have to institute proceedings to pursue recovery for such matters. Such legal proceedings may be costly and may require a substantial amount of management attention. See Item 1, “Business,” “Safety, Health and Environmental Matters.”

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we have obligations to indemnify the buyers of the former explosives business and automotive ignition systems business of Dynamit Nobel for certain environmental matters. Under such sale agreements, these indemnities are not limited as to amount. Furthermore, we have an obligation to indemnify the buyer of our former manufacturing sites at Troisdorf, Germany, for which we have reserved approximately $12.6 million as of December 31, 2005, and Greenville, South Carolina where there has been a discovery of groundwater and soil contamination. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Class action suits had been filed in Louisiana, Florida and Arkansas, for example, naming one of our subsidiaries and a number of competitors of our Timber Treatment Chemicals business line in our Performance Additives segment, as well as treaters and retailers, as defendants. In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits, including putative class actions, pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. In addition, a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe relating to broken artificial hip joints, which allege negligent manufacturing by our subsidiary of ceramic components used in the production of artificial hip joints. Further, a subsidiary in our Specialty Chemicals segment has been named as a defendant in several lawsuits in the United States regarding exposure to solvents and other chemicals contained in some of our products. We are unable to estimate our exposure, if any, to these lawsuits at this time.

We may be subject to future claims with regard to these suits or others like them and we may not be able to avoid significant product liability exposure. A successful product liability claim or series of claims against us for which we are not otherwise indemnified or insured could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations. For example, for policies renewed on or after November 2002, our insurers excluded CCA from our insurance coverage under our general liability policies. We may not have sufficient cash flow from operations or assets to pay a judgment resulting from a product liability claim, if any, for which there is no or inadequate insurance coverage. Any such judgment could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.

We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood protection products. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human toxicity, caused by our CCA-based wood protection products, subject to certain conditions. Our Timber Treatment Chemicals business, and several of our customers were named as defendants in several suits, including putative class actions, relating to CCA-based wood protection products. Our Timber Treatment Chemicals business has received and may in the future receive claims for indemnity from customers in connection with litigation relating to CCA-based wood protection products and may be required to pay indemnity claims under such agreements to one or more of its customers. If our Timber Treatment Chemicals business is required to pay one or more indemnity claims, insurance or indemnity arrangements from Degussa (the successor to Laporte, from which the specialty chemicals business lines that formed Rockwood in the KKR Acquisition were acquired) may not cover such claims and, if not, our subsidiary may not have sufficient free cash flow to pay such claims. We are unable to estimate our exposure, if any, to these claims and lawsuits at this time.

In addition, our Specialty Chemicals segment’s subsidiary that formerly manufactured insulating glass sealants has been named as a defendant in several product liability lawsuits relating to alleged negligent manufacturing of these sealants. Pursuant to the sale and purchase agreement with respect to the divested business, one of our Specialty Chemicals’ subsidiaries may be required to pay indemnity claims for a limited number of years. If such subsidiary is required to pay indemnity claims, our insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay such claims. One or more of these claims could adversely affect our financial condition or results of operations.

Cyclicality—Downturns in cyclical industries and general economic conditions could adversely affect our profitability.

Our products are used in certain industries that are cyclical in nature, such as the automotive, data and communications and electronics industries. In addition, sales to the construction market are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Downturns in one or more of these industries could severely reduce demand for our products. For example, the telecommunications market has experienced a similar downturn, which affected the results of operations of our Specialty Compounds segment, and in recent years the semiconductor market experienced a severe downturn, which affected the results of operations of our Electronics segment in prior years.

In addition, downturns in general economic conditions, whether in a particular region or globally, could reduce demand for our products. An economic downturn in one or more of the markets or geographic regions in which we sell our products may result in a decline in our net sales.

Pharmaceutical Industry—We may not be able to renew our contracts with Groupe Novasep’s pharmaceutical customers due to their manufacturing strategy, which may adversely affect our results of operations.

Net sales of pharmaceutical intermediates or active ingredients by our Groupe Novasep segment, which accounted for the majority of our 2005 Groupe Novasep net sales of $379.1 million, may be adversely impacted by the manufacturing strategy of our customers in the pharmaceutical industry. Pharmaceutical companies may establish back-up production facilities through a second supplier or manufacture these intermediates on their own if they have hazardous chemical production expertise in-house or are willing to make capital investments. Consequently, while we typically enter into long-term, requirement-based supply contracts with our pharmaceutical customers, we may not be able to renew these contracts upon expiration.

FDA Regulation—Some of our manufacturing processes and facilities, pharmaceutical customers and medical device customers are subject to regulation by the FDA or similar foreign agencies. These requirements could adversely affect our results of operations.

The manufacturing processes and facilities of our Novasep Synthesis business line of our Groupe Novasep segment, which specializes in commercial production of pharmaceutical intermediates, are subject to regulatory requirements of the FDA, including current Good Manufacturing Practice regulations or other applicable foreign regulatory agencies such as the central European agency for medicines. In addition, certain lithium compounds manufactured by our Fine Chemicals business line of our Specialty Chemicals segment are also subject to FDA regulation. Furthermore, the manufacture and supply of ceramic-on-ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may also be subject to the FDA’s Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices.

Pharmaceutical customers of our Groupe Novasep segment to whom we supply our pharmaceutical intermediates and medical device customers of our Advanced Ceramics segment to whom we supply our ceramic-on-ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval, if at all. Once approved, our customers’ pharmaceutical products and total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. These factors relating to our customers in the pharmaceutical industry and medical devices industry could significantly limit our net sales generated by our Groupe Novasep segment and Advanced Ceramics segment, respectively, and may have a material adverse effect on our financial condition and results of operations.

Regulatory requirements of the FDA are complex. Any failure to comply with them could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution. Any of these actions could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially adversely affect our results of operations.

Competition—Our industry is highly competitive. The end-use markets in which we compete are also highly competitive. This competition may adversely affect our results of operations.

We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours.

In addition, within the end-use markets in which we compete, competition between products is intense. Substitute products also exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials, our failure to secure patents or the expiration of patents, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop and produce or market our products to effectively compete against our competitors, our results of operations may materially suffer.

We believe that our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them improve product performance, reduce costs, or support new product development. To satisfy these growing customer requirements, our competitors have been consolidating within product lines through mergers and acquisitions. We may also need to invest and spend more on research and development and marketing costs to strengthen existing customer relationships, as well as attract new customers. As a result, our substantial debt level could limit our flexibility to react to these industry trends and our ability to remain competitive.

Product Innovation—If we are not able to continue our technological innovation and successful commercial introduction of new products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop and market innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and/or technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our business, financial condition and results of operations could be adversely affected.

Dependence on Intellectual Property—If our intellectual property were copied by competitors, or if they were to develop similar intellectual property independently, our results of operations could be negatively affected.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or use pursuant to licenses granted to us by third parties. The confidentiality and patent assignment agreements we enter into with most of our key employees and third parties to protect the confidentiality, ownership and use of intellectual property may be breached, may not be enforceable, or may provide for joint ownership or ownership by a third party. In addition, we may not have adequate remedies for a breach by the other party, which could adversely affect our intellectual property rights.

The use of our intellectual property rights or intellectual property similar to ours by others or our failure to protect such rights could reduce or eliminate any competitive advantage we have developed, adversely affecting our net sales. If we must sue to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of company resources and management attention, and we may not prevail in such action. In addition, when our patents expire, competitors or new market entrants may manufacture products substantially similar to our products previously protected by a patent. For example, our patent in ACQ technology expires in mid-2007.

We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we developed the technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira OY. We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

The steps we take to protect our intellectual property may not provide us with any competitive advantage and may be challenged by third parties. We have been and currently are subject to oppositions of our patents and trademarks by third parties before regulatory bodies in certain jurisdictions. Our failure to defend these patents or registered trademarks may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position. A failure to protect our intellectual property rights could have a material adverse effect on demand for our products and our net sales.

Risk of Intellectual Property Litigation—Our products or processes may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, our processes and products may infringe or otherwise violate the intellectual property rights of others. We may be subject to legal proceedings and claims, including claims of alleged infringement by us or our licensees of the patents, trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our businesses.

If we were to discover or be notified that our processes or products potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties or substantially re-engineer our products and processes in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

International Operations—As a global business, we are exposed to local business risks in different countries which could have a material adverse effect on our financial condition or results of operations and the value of our common stock.

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, Malaysia, Poland, Portugal, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2005 of $3,121.2 million, approximately 67% were generated by shipments to countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

•                  new and different legal and regulatory requirements in local jurisdictions;

•                  managing and obtaining support and distribution for local operations;

•                  increased costs of, and availability of, transportation or shipping;

•                  credit risk and financial conditions of local customers and distributors;

•                  potential difficulties in protecting intellectual property;

•                  risk of nationalization of private enterprises by foreign governments;

•                  potential imposition of restrictions on investments;

•                  potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•                  capital controls; and

•                  local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

In addition, our facilities may be targets of terrorist activities that could result in full or partial disruption of the activities of such facilities.

Furthermore, our subsidiaries are subject to the export controls and economic embargo rules and regulations of the United States, violations of which may carry substantial penalties. These regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse affect on our reputation and the value of our common stock.

We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business. Our failure to do so could limit our ability to sell products, compete or receive payments for products sold in such locations.

Retention of Key Personnel—If we lose certain key personnel or are unable to hire additional qualified personnel, we may not be able to execute our business strategy.

Our success depends, in part, upon the continued services of our highly skilled personnel involved in management, research, production, sales and distribution, and, in particular, upon the efforts and abilities of our executive officers and key employees. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining key personnel, we may not be able to retain such personnel on acceptable terms or at all. Furthermore, if we lose the service of any executive officers or key employees, we may not be able to execute our business strategy. We do not have key-person life insurance covering any of our employees.

Relations with Employees—We are subject to stringent labor and employment laws in certain jurisdictions in which we operate, and our relationship with our employees could deteriorate, which could adversely impact our operations.

A majority of our full-time employees are employed outside the United States, particularly in Germany where many of our Dynamit Nobel businesses are located. In certain jurisdictions where we operate, particularly in Germany, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, including Germany, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or respective works’ councils. These regulations and laws coupled with the requirement to consult with the relevant unions or works’ councils could significantly limit our flexibility in managing costs and responding to market changes.

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 29% of our full-time employees as of December 31, 2005), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

Tax Liabilities—If mg technologies ag or Degussa UK Holdings, Ltd. fail to satisfy their contractual obligations, we may be subject to increased tax exposure resulting from pre-acquisition periods.

Under the terms of the certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to the pre-acquisition periods. To the extent such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, we would be required to record an adjustment to goodwill to satisfy any such liabilities and could be negatively impacted in future periods through incremental outlays of cash tax.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures, excluding capital leases, for the year ended December 31, 2005 were $199.2 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. For 2006, we expect capital expenditures to be comparable to 2005. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines. Future capital expenditures may also vary substantially if we are required to undertake certain actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 50.9% of our common stock on an undiluted basis. In addition, representatives of KKR occupy four of the nine seats on our board of directors. As a result, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the stockholders regardless of whether or not other stockholders believe that any such transactions are in their own best interests. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as affiliates of KKR continue to hold a majority of our outstanding common stock, they will be entitled to nominate a majority of our board of directors, and will have the ability to control the vote in any election of directors even though KKR does not currently occupy a majority of the seats on our board of directors. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13, “Certain Relationships and Related Transactions.”

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Affiliates of KKR continue to control a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, including:

•                  the requirement that a majority of the board of directors consist of independent directors;

•                  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;

•                  the requirement that we have a compensation committee that is composed entirely of independent directors; and

•                  the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We utilize these exemptions, and as a result, we do not have a majority of independent directors and our nominating/corporate governance and compensation committees do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Effectiveness of Internal Controls - If we are unable to implement the requirements of Section 404 in a timely manner or if we conclude our internal controls are not effective in other areas, we may be subject to sanctions or investigation by regulatory authorities and incur additional compliance costs and the financial markets may react negatively.

We are currently performing the system and process evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. The requirements of Section 404 will initially apply to us in connection with our annual report on Form 10-K for the year ended December 31, 2006. In connection with our preliminary evaluation, we have identified areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses. We have begun the testing necessary to permit the management certification and auditor attestation required to comply with Section 404 in 2006. As we complete the evaluation and testing required by Section 404, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future.

If we are not able to implement the requirements of Section 404 in a timely manner, management will not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. See Item 9A, “Controls and Procedures,” for further detail.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are an international business, serving customers worldwide. To service our customers efficiently, we maintain over 100 manufacturing facilities in 25 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers.

We are dedicated to maintaining updated and technologically advanced manufacturing facilities. To that end, we made capital expenditures, excluding capital leases, of $199.2 million, $112.8 million and $34.3 million, for the periods ended December 31, 2005, 2004 and 2003, respectively, to expand, upgrade and maintain our manufacturing capabilities. Rockwood’s capital expenditures in 2005 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Advanced Ceramics, Specialty Chemicals and Groupe Novasep segments. Capital expenditures in our Advanced Ceramics segment primarily related to expanding our medical products production facility. In our Specialty Chemicals segment, we made a significant investment in connection with Lithium production. Capital expenditures also consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment. The 2004 amount includes the capital expenditures during the five months of operations for the Dynamit Nobel businesses, including Advanced Ceramics’ major expansion at its Marktredwitz, Germany facility related to hip replacement products. The 2003 amount only includes the historic Rockwood businesses. During this three-year period, we constructed new plants for our Timber Treatment Chemicals business line of our Performance Additives segment in Harrisburg, North Carolina, and for our wafer reclaim business line of our Electronics segment in Prescott, Arizona and upgraded our wafer reclaim facility and operations in Greasque, France. For the year ended December 31, 2003 and the years ended September 30, 2002 and 2001, the Dynamit Nobel businesses made capital expenditures of $122.0 million, $112.0 million and $125.1 million, respectively, which included expansion of our current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment. We believe that our plants and facilities are maintained in good condition and are adequate for our present and currently expected future needs.

The table below presents summary information with respect to the manufacturing facilities we currently operate.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry

Performance Additives
Color Pigments and Services	Australia	Braeside, Melbourne	Leased	Master batches
	China	Xinzhuang, Changshu	Leased	Construction
	Germany	Walluf	Owned	Construction and coatings
		Hainhausen	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Matlock Bath	Leased	Construction
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	U.S.A.	Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
		Beltsville, MD	Owned	Coatings, specialties and construction
		Ocala, FL	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Coatings, specialties and construction
		King of Prussia, PA	Owned	Construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	U.S.A.	Freeport, TX	Owned	Construction and other industrial markets
		Valdosta, GA	Owned	Wood protection products and treatment
		Harrisburg, NC	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Moosburg, Bavaria	Leased	Paints; inks
	United Kingdom	Widnes, Cheshire	Owned	Paper-making; consumer and household care; coatings and paper
	U.S.A.	Gonzales, TX	Owned	Paints; inks and oilfields; paper-making
		Louisville, KY	Owned	Paints; inks
Water Treatment Chemicals	U.S.A.	Alpharetta, GA	Leased	Water treatment
Specialty Compounds
	Canada	Stoney Creek, Ontario	Owned	Footwear products, consumer products and automotive products
	Italy	Azeglio	Owned	Rubber compounds
	United Kingdom	Melton Mowbray	Owned	TPE/Consumer products, packaging products, medical products, automotive products and wire and cable sheathing products
	U.S.A.	Pineville, NC	Owned	Wire and cable sheathing products; packaging products; medical products, consumer goods products;

footwear products; automotive products and industrial products
		Leominster, MA	Owned	Wire and cable sheathing products; consumer goods products; footwear products; automotive products and industrial products
Electronics
Electronic Chemicals	China	Suzhou Province	Owned	Printed circuit boards
	France	Saint-Fromond	Owned	Semiconductor manufacturing
		St. Cheron	Owned	Semiconductor manufacturing
	Singapore	Singapore	Leased	Semiconductor manufacturing
	Taiwan	Chung-Li	Leased	Printed circuit boards
	United Kingdom	Riddings	Leased	Semiconductor manufacturing
	U.S.A.	Maple Plain, MN	Owned	Printed circuit boards, semiconductor manufacturing
		Fremont, CA	Leased	Photomasks, semiconductor manufacturing
Photomasks	United Kingdom	Glenrothes, Scotland	Owned	Masks and pellicle replacement
	U.S.A.	Austin, TX	Leased	Repairs
		Los Gatos, CA	Leased	Masks and pellicle replacement
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
	U.S.A.	Prescott, AZ	Leased	Wafer reclaim
		Providence, RI (1)	Owned	Wafer reclaim
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	Automotive and other pre-treatment technologies
		Girraween	Leased	Aerospace and general Industry
	Brazil	São Paulo	Leased	Automotive technologies and other pre-treatment technologies
	Canada	Bramalea, Ontario	Owned	Pre-treatment technologies, and aerospace
	China	Chonggin	Leased	Automotive and other pre-treatment technologies
		Shanghai	Leased	Automotive and other pre-treatment technologies
	France	Sens	Owned	Automotive technologies and other pre-treatment technologies
		Soissons	Owned	Aerospace (Ardrox range)
	Germany	Mönchengladbach	Owned	General Industry
		Langelsheim (2)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	JV in Worli	Owned	Automotive and other pre-treatment technologies
		JV in Pune	Owned	Automotive and other pre-treatment technologies
	Italy	Guissano	Leased	Automotive technologies

and other pre-treatment technologies
		JV in Rovereto in Piano	Leased	General Industry
	Mexico	Mexico City	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	The Netherlands	Oss	Owned	Automotive technologies and other pre-treatment technologies
	Poland	Warszawa	Leased	Automotive and other pre-treatment technologies
	Singapore	Singapore	Leased	Advanced technologies and non-automotive pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive technologies and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive technologies and other pre-treatment technologies
	Sweden	Bålsta	Owned	Automotive technologies and other pre-treatment technologies
	Switzerland	Dintikon	Leased	Non-automotive pre-treatment technologies
	Turkey	Istanbul	Owned	Automotive and other pre-treatment technologies
	United Kingdom	Bletchley	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	U.S.A.	La Mirada, CA	Leased	Non-automotive pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulphides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
	Germany	Langelsheim (2)	Owned	Butyl-Lithium, lithium-hydroxide, specialty products, lithium metal, lithium-hydrides, cesium, special metals and accelerators
	Taiwan	Taichung	Owned	Butyl-Lithium
	U.S.A.	Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
		New Johnsonville, TN	Owned	Butyl-Lithium and specialty products
		Kings Mountain, NC	Owned	Metal and battery
Titanium Dioxide Pigments
Titanium Dioxide	Germany	Duisburg (3)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	China	JV in China	Leased	Plastics
	Germany	Duisburg (3)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics

Water Chemistry	Germany	Duisburg (3)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Schwarzheide	Leased	Flocculants
Advanced Ceramics
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Plochingen	Owned	Medical, automotive and general industry
		Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
	South Korea	Suwon	Leased	Electronics
	Malaysia	Seremban	Owned	Medical
	United Kingdom	Colyton	Owned	Electronics
	U.S.A.	Laurens, SC	Owned	Automotive, electronics and general industry
Groupe Novasep
DNSC	Germany	Leverkusen-Schlebusch	Owned	Pharmaceutical, agrochemical and others
		Troisdorf	Owned	Agrochemical
Finorga	France	Chasse-sur-Rhone	Owned	Pharmaceutical and others
		Mourenx	Owned	Pharmaceutical
Rohner	Switzerland	Pratteln (4)	Owned	Pharmaceutical, agrochemical and others
Novasep	France	Pompey	Leased	Pharmaceuticals and equipment engineering and manufacturing
		LeMans	Owned	Pharmaceuticals
		Epone	Owned	Equipment engineering and manufacturing
		Saint-Maurice de Boynost	Leased	Equipment engineering and manufacturing
	U.S.A.	Boothwyn, PA	Leased	Pharmaceuticals and equipment engineering and manufacturing

(1)                                  We expect to close this facility in the first half of 2006.

(2)                                  This facility is shared by both business divisions of the Specialty Chemicals segment.

(3)                                  This facility is shared by all three business divisions of the Titanium Dioxide Pigments segment.

(4)                                  In March 2006, we sold Rohner AG.

Item 3. Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.” However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the year ended December 31, 2005, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders; and Dividends

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of March 21, 2006, there were 114 holders of record of the Company’s common stock.

High and low sales prices for the Company’s common stock from August 17, 2005, the date it began trading, through the third quarter ended September 30, 2005, were $20.37 and $17.55, respectively. High and low sales prices for the Company’s common stock for the fourth quarter ended December 31, 2005 were $20.40 and $17.93, respectively.

Rockwood Holdings, Inc.’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Under Group’s senior secured credit facilities and indentures governing the 2011 notes and 2014 notes, Group is generally restricted from making dividends or other distributions to us. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant (see further discussion in liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2005 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2005.

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2005 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations Data set forth below with respect to the three years in the period ended December 31, 2005 and the Balance Sheet data as of December 31, 2005 and 2004, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2002 and 2001 and the Balance Sheet data as of December 31, 2003, 2002 and 2001 are derived from audited financial statements not included herein.

($ in millions, except per share data;	Year Ended December 31,
shares in thousands)	2005	2004	2003	2002	2001
Statement of operations data:
Net sales:
Performance Additives	$680.7	$630.9	$477.3	$443.8	$418.4
Specialty Compounds	237.5	200.4	176.4	168.8	171.7
Electronics	181.8	168.1	143.6	147.3	152.5
Specialty Chemicals	842.0	321.1	—	—	—
Titanium Dioxide Pigments	430.5	175.7	—	—	—
Advanced Ceramics	369.6	146.3	—	—	—
Groupe Novasep	379.1	101.0	—	—	—
Total net sales	3,121.2	1,743.5	797.3	759.9	742.6
Cost of products sold	2,167.3	1,267.6	581.4	542.5	546.5
Total gross profit	953.9	475.9	215.9	217.4	196.1
Selling, general and administrative expenses	598.6	327.7	118.0	112.9	147.5
Impairment charges(1)	45.1	11.0	35.0	50.0	—
Restructuring charges(2)	13.9	1.1	1.8	1.2	9.2
Management services agreement termination fee(3)	10.0	—	—	—	—
Operating income	286.3	136.1	61.1	53.3	39.4
Other income (expenses):
Interest expense, net(4)	(215.6)	(162.1)	(112.3)	(108.2)	(107.0)
Loss on early extinguishment of debt(5)	(26.6)	—	—	—	—
Refinancing expenses(6)	(1.0)	(27.1)	(38.3)	—	—
Loss on receivables sold	—	—	—	(1.2)	(1.2)
Foreign exchange gain (loss)(7)	114.6	(126.4)	(18.5)	(24.6)	9.6
Other(8)	6.9	(4.3)	—	—	—
Income (loss) before taxes and minority interest	164.6	(183.8)	(108.0)	(80.7)	(59.2)
Income tax provision (benefit)	71.8	32.3	(16.3)	(12.5)	(4.8)
Net income (loss) before minority interest	92.8	(216.1)	(91.7)	(68.2)	(54.4)
Minority interest	3.0	—	—	—	—
Net income (loss)	$95.8	$(216.1)	$(91.7)	$(68.2)	$(54.4)

Net income (loss) applicable to common shareholders — basic and diluted (9)	$91.5	$(220.3)	$(102.9)	$(68.2)	$(54.4)

Earnings (loss) per common share data(10):
Basic earnings (loss) per common share:
Earnings (loss) per common share	$1.55	$(6.66)	$(4.96)	$(3.29)	$(2.63)
Weighted average shares	59,133	33,054	20,739	20,746	20,701
Diluted earnings (loss) per common share:
Earnings (loss) per common share	$1.52	$(6.66)	$(4.96)	$(3.29)	$(2.63)
Weighted average shares	60,002	33,054	20,739	20,746	20,701

Cash flow data:
Net cash provided by (used in) operating activities	$260.5	$179.3	$42.6	$(4.1)	$113.8
Net cash used in investing activities	(279.5)	(2,249.9)	(48.5)	(30.4)	(31.6)
Net cash provided by (used in) financing activities	8.9	2,134.4	(1.7)	(18.9)	(30.6)
Effect of exchange rate changes on cash	1.0	5.6	3.8	2.6	0.1
Net (decrease) increase in cash and cash equivalents	$(9.1)	$69.4	$(3.8)	$(50.8)	$51.7

	Year Ended December 31,
($ in millions)	2005	2004	2003	2002	2001
Other data:
Depreciation and amortization	$206.4	$115.2	$52.4	$46.3	$74.7
Capital expenditures	199.2	112.8	34.3	36.0	34.5
EBITDA(11)	589.6	93.5	56.7	73.8	122.5
Non-cash charges and (gains) included in EBITDA(12)	(56.1)	151.6	90.4	74.6	(9.6)
Other special charges and (gains) included in EBITDA(13)	37.4	87.3	2.4	2.0	27.5

	As of December 31,
($ in millions)	2005	2004	2003	2002	2001
Balance sheet data:
Cash and cash equivalents	$102.2	$111.3	$41.9	$45.7	$96.5
Working capital(14)	400.5	482.1	110.6	73.2	70.7
Property, plant and equipment, net	1,406.5	1,566.8	418.6	407.0	391.2
Total assets(1)	4,810.1	5,388.6	1,460.7	1,425.3	1,431.0
Total long-term debt, including current portion	2,843.8	3,380.6	1,063.5	1,012.0	972.4
Redeemable convertible preferred stock	—	34.3	30.1	—	—
Stockholders’ equity	834.7	624.0	126.1	172.9	205.2

(1)                                  In conjunction with the downsizing of the Rohner facility within our Groupe Novasep segment, an impairment charge of $44.7 million was recorded in 2005 primarily related to the write-down of property, plant and equipment. In March 2006, the Company sold Rohner AG (see Note 17, “Impairment Charges,” for further detail). In addition, we recorded impairment charges of $0.4 million related to the write-down of property, plant and equipment in 2005 within our Performance Additives segment. As part of our impairment testing in 2004, 2003 and 2002, we determined that there were goodwill impairments of $4.0 million, $19.3 million and $50.0 million, respectively, in our Electronics segment. We also determined that there was a property, plant and equipment impairment of $7.0 million and $15.7 million in 2004 and 2003, respectively, in our Electronics segment.

(2)                                  Restructuring charges include certain expenses incurred in connection with severance charges and asset write-offs related to consolidations and cessations of certain of our operations. See Note 18, “Business Restructurings and Asset Sales,” for further details.

(3)                                  In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”).

(4)                                  For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, interest expense, net included gains (losses) of $22.4 million, $6.0 million, $(6.0) million, $(11.6) million and $(7.9) million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency swaps for the periods. Included in these gains (losses) within interest expense, net for the years ended December 31, 2005, 2004 and 2003 are mark-to-market gains (losses) of $3.6 million, $0.8 million and $(10.5) million, respectively, related to cross-currency swaps. In addition, for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, interest expense, net includes $10.7 million, $7.4 million, $6.1 million, $8.0 million and $7.3 million, respectively, of amortization expense related to deferred financing costs.

(5)                                  In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

(6)                                  In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing. In December 2003, we expensed $1.4 million of investment banking and professional fees in connection with the December 2003 refinancing of borrowings under the then new senior credit facilities. In July 2004, we wrote off $1.8 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the acquisition financings. In October 2004, we wrote off $6.1 million of deferred financing costs in connection with the first amendment of the secured credit agreement. In November 2004, we wrote-off $17.2 million of deferred financing costs in connection with the repayment of the senior subordinated loan facility with the proceeds of the offering of the 2014 Notes. In July 2004, we expensed $1.0 million related to debt refinancing. In December 2004, we expensed $1.0 million in connection with the second amendment under the senior secured credit facilities. In December 2005, we expensed $1.0 million in connection with the third amendment under the senior secured credit facilities.

(7)                                  Foreign exchange gain (loss) represents the translation impact on our euro-denominated debt resulting from the (weakening) strengthening of the euro against the U.S. dollar during the applicable periods. In 2004, this amount also included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

(8)                                  In 2004, this represents the stamp duty tax on certain assets transferred in the United Kingdom in connection with the KKR Acquisition of $4.0 million plus $0.3 million related to disposal of property, plant and equipment. The Company recorded $6.9 million of income in 2005 primarily related to asset sales and business sales from prior years including the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition for which the cash was collected from the buyer in 2005. In addition, a gain of $1.7 million was recorded in the fourth quarter of 2005 related to the sale and leaseback of a facility in our Specialty Chemicals segment.

(9)                                  Represents the net income (loss) applicable to common shareholders after reducing net income (loss) by the amount of accumulated and unpaid dividends and the accretion to the redemption value of the redeemable convertible preferred stock for the respective period. See Note 13, “Earnings Per Common Share.”

(10)                            Net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding.

(11)                            EBITDA is defined as net income (loss) plus interest expense, net, income tax provision (benefit) and depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The amounts shown for EBITDA differ from the amounts calculated under the definition of EBITDA used in our debt agreements. The definition of EBITDA used in our debt agreements permits further adjustments for certain cash and non-cash charges and gains; the indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior secured credit agreement. EBITDA as adjusted is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses EBITDA as adjusted to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to EBITDA as adjusted targets. For discussion of the adjustments, uses and the limitations on the use of Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” –”Special Note Regarding Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2005	2004	2003	2002	2001
Net income (loss)	$95.8	$(216.1)	$(91.7)	$(68.2)	$(54.4)
Income tax provision (benefit)	71.8	32.3	(16.3)	(12.5)	(4.8)
Interest expense, net	215.6	162.1	112.3	108.2	107.0
Depreciation and amortization	206.4	115.2	52.4	46.3	74.7
EBITDA	589.6	93.5	56.7	73.8	122.5
Minority interest	(3.0)	—	—	—	—
EBITDA (before minority interest)	$586.6	$93.5	$56.7	$73.8	$122.5

(12)                            EBITDA, as defined above, contains the following non-cash charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Factors Which Affect Our Results of Operations,” “Special Charges”:

	Year Ended December 31,
($ in millions)	2005	2004	2003	2002	2001
Impairment charges	$45.1	$11.0	$35.0	$50.0	$—
Write-off of deferred debt issuance costs (a)	13.4	25.1	36.9	—	—
Foreign exchange (gain) loss	(114.6)	115.5	18.5	24.6	(9.6)
	$(56.1)	$151.6	$90.4	$74.6	$(9.6)

(a)                                  Pre-tax charges related to the write-off of deferred debt issuance costs in 2005 associated with debt repaid with IPO proceeds were $13.4 million. This amount is reported in “loss on early extinguishment of debt” in the “Consolidated Statements of Operations.”

(13)                            In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Factors Which Affect Our Results of Operations,” “Special Charges”:

	Year Ended December 31,
($ in millions)	2005	2004	2003	2002	2001
Restructuring and related charges	$14.4	$1.1	$1.8	$1.2	$9.7
CCA litigation defense costs	1.2	—	—	—	—
Systems/organization establishment expenses	4.1	4.8	1.6	1.5	2.6
Cancelled acquisition and disposition costs	1.2	0.5	1.9	0.3	1.2
Costs incurred related to debt modifications	1.0	2.0	1.4	—	—
Business interruption costs and insurance recovery	—	—	(4.5)	(2.2)	1.3
Stamp duty tax	—	4.0	—	—	—
Inventory write-up reversal	3.1	61.1	0.2	—	9.0
Management services agreement termination fee	10.0	—	—	—	—
Long-term debt redemption premium	13.2	—	—	—	—
Gains related to asset sales	(4.4)	—	—	—	—
Loss from disposed businesses	—	0.8	—	—	—
Loss on receivables sold	—	—	—	1.2	1.2
Cancelled financing costs	—	—	—	—	2.5
Foreign exchange loss on foreign currency derivatives	—	10.9	—	—	—
Minority interest	(3.0)	—	—	—	—
Other	(3.4)	2.1	—	—	—
	$37.4	$87.3	$2.4	$2.0	$27.5

(14)                            Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Annual Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations of the Dynamit Nobel businesses for the periods ended subsequent to July 31, 2004 are included in our consolidated financial statements for the years ended December 31, 2004 and 2005. The Groupe Novasep combination was completed on December 31, 2004 and is included in our consolidated balance sheet as of that date; however, no results of operations are reflected in the historical income statements.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under Item 1, “Business,” “Forward-Looking Statements” and Item 1A, “Risk Factors.” You should read the following discussion and analysis together with “Selected Financial Data,” our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report. Amounts may not recalculate due to rounding differences.

Given the significance of the Dynamit Nobel Acquisition, we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place on January 1, 2004. See “Pro Forma Net Sales, Income (Loss) before Taxes and Minority Interest and Adjusted EBITDA” below. The results of operations on a pro forma basis also assumes the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place on January 1, 2004.

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

We financed the Dynamit Nobel Acquisition primarily through the proceeds of net equity investments of $425.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under “Liquidity and Capital Resources” below. We later refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates. Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition. As a result of the repayment of debt in connection with the IPO, interest expense will be lower than it was prior to the IPO.

We are focused on growth, productivity, cost reduction, margin expansion and debt reduction. In connection with this focus, among other things:

•                  we reduced overhead costs and eliminated management redundancies. We have cut costs, reduced overhead and eliminated duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and closed the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment. In the Wafer Reclaim business in our Electronics segment, we have closed one facility and expect to close another facility in the first half of 2006. We also implemented other restructuring measures in our other segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business;

•                  we reduced our net working capital as a percentage of net sales by implementing more effective systems to monitor working capital, augmenting further our “just-in-time” inventory management and creating incentives for managers to focus on working capital management; and

•                  we implemented stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital is in line with both capacity and market demands. We closely monitor capital expenditures in all of our segments.

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

Performance Additives

•                  The growth in demand in certain North American end-use markets, such as construction, favorably impacted our Color Pigments and Services business during the periods presented. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. The Timber Treatment Chemicals business also benefited from high levels of activity in home improvement areas; however, demand for treated wood has been negatively impacted by the increasing use of wood substitutes and poor weather during 2005.

•                  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany, and, in certain regions, sales of Clay-based Additives in the coatings and paint markets. Demand in Europe improved in the second half of 2004, but we experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use had a positive impact on our Timber Treatment Chemicals business in 2004 and 2005, which is a leading supplier of these higher margin products. In the Timber Treatment Chemicals business, our ACQ market position is expected to be negatively effected by lower overall market demand for treated wood, competitive pricing pressure and the expiration of our ACQ patent in 2007.

•                  In recent years, we exited a number of lower margin product lines in our Clay-based Additives business, which negatively impacted our net sales. We are now focusing on increasing high margin specialty applications to offset these lost sales. For 2006, the major driver of expected growth in the Clay-based Additives business is the acquisition of the Sud Chemie businesses acquired on December 31, 2005.

•                  Raw material costs increased in general in the Performance Additives segment in 2005 and continue to trend upward, particularly in the Color Pigments and Services business, the Timber Treatment Chemicals business and the Clay-based Additives business. In the Color Pigments and Services business, selling price increases were initiated in 2005 to partially offset the increases in raw material and energy costs; however, this business was not able to pass on all such cost increases to its customers. Raw material costs are expected to continue to increase in 2006. We may be unable to pass on raw material price increases to our customers. In the Timber Treatment Chemicals business, increased raw material costs for copper, which are approaching record highs, and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. Increases in selling prices for ACQ products are not expected to offset higher average raw material costs. In the Clay-based Additives business, price increases were implemented in 2005 and continued in the first quarter of 2006 in all product lines to partially offset raw material and energy cost increases. Our ability to pass on some or all of these increases is uncertain in all businesses.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products were relatively stable in 2003 and improved moderately in the second half of 2004. In 2005, we continued to experience increased demand for these products. Higher volumes of wire and cable compounds are expected to continue in 2006. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific. Our net sales in these markets were up slightly in 2004 and 2005. We are focusing more of our efforts towards increasing high margin specialty products to offset this impact, in particular, thermoplastic elastomers, and less of our efforts in regulated packaging and footwear.

•                  Raw material costs increased in the Specialty Compounds segment during 2004 and continued to trend upward in 2005; in particular, the Specialty Compounds segment experienced a spike in raw material costs as a result of Hurricanes Katrina and Rita. This is particularly true with respect to PVC resin and plasticizers, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, increased in 2005 and we expect its price to be volatile in 2006. Selling price increases were successfully initiated in 2005 to help offset the raw materials price increase, and may continue to be implemented in 2006 to help compensate for the higher raw material costs. However, the ability to pass on some or all of these increases is uncertain.

Electronics

•                  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2005 over 2004 and we expect sales to continue to rise in 2006 driven by strong demand for consumer electronics and PC’s. The printed circuit board industry in the United States and Europe continued to decline in 2005 while the market in Asia experienced significant growth. Despite the declines in the United States and Europe, volumes in our electronic chemicals business increased in 2005, and are expected to increase in 2006, particularly in Asia, which provides nearly half of the global market.

•                  The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, in 2004, 2005 and continuing into 2006 there has been heavy pricing pressure in certain businesses, particularly wafer reclaim, and, to a lesser extent, photomasks, due to very aggressive competition. We expect that this pricing pressure will continue during the rest of 2006 for the wafer reclaim and photomasks businesses.

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2005, we benefited from a growth in demand for most of the markets and regions we serve, especially in the aerospace and automotive industry. Despite the less favorable automotive conditions in the U.S., we have been able to sustain sales growth in our global automotive business due to market penetration as our business primarily focuses on the European automobile industry market. Overall market conditions for Surface Treatment products in the industries served improved in 2003, following a downturn in the prior year that reflected the slow world economy. During 2004, less favorable global market conditions in the automotive and aerospace industries were offset by more favorable conditions in the steel industry. Growth in the Surface Treatment business in 2006 is expected in most markets as price and volume increases and productivity improvements are expected to offset raw material cost increases.

•                  Demand for our lithium products in the Fine Chemical business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served were stable in 2003 and 2004, with increasing price trends for Lithium salts in 2005. Pricing for lithium products is very competitive, particularly in the butyllithium market. Growth in the Fine Chemicals business is expected in 2006 from all divisions, particularly in the lithium salts business on higher selling prices. During 2005, we experienced price increases related to a key raw material used in producing metal sulfides and in early 2006, we experienced severe weather at our lithium ponds in Chile. As a result, we may experience shortages in lithium as a raw material.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase grade increased in 2003 and 2004. We experienced an unexpected decrease in volume of our titanium dioxide products in anatase grade in 2005 due, in part, to the lower cost of cotton, which negatively affected demand for synthetic fibers and in turn our products. Volumes in the fiber anatase business are expected to increase in 2006 on higher demand and increased market share. Volumes sold of our titanium dioxide products in rutile grade were flat in 2004 and increased in 2005.

•                  Price levels of titanium dioxide products in anatase grade remained relatively stable globally in 2003. During 2004 and continuing into 2005, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Sales of titanium dioxide products in rutile grade are expected to increase in 2006 due to general price increases.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase in 2006.

•                  Beginning in 2003, the markets for our electronic products stabilized, although we experienced less demand as a result of the shift in the market focus to Asia. We experienced some pricing pressure in our electronic products business in 2005, which is expected to continue in 2006. Similarly, sales of ceramic products for use in cutting tool products and mechanical systems were negatively impacted by strong pricing pressure from Asian competitors in 2003, 2004 and 2005, which is expected to continue in 2006. We also experienced lower market growth as these applications are for more mature industries.

Groupe Novasep

•                  Demand for our custom synthesis chemistries and processes depends to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers’ attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide and an aging population in the United States. Growth is expected in 2006 primarily on higher volumes in the Applexion business.

Global Exposure

We operate a geographically diverse business. Of our 2005 net sales, 51% were shipments to Europe, 33% to North America (predominantly the United States) and 16% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.”

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with over 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. The strengthening of the euro against the U.S. dollar had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the years ended December 31, 2004 and 2003, as a result of our euro-denominated operations being translated into U.S. dollars, but has had a negative impact on the “foreign exchange gain (loss)” component of “other income (expenses)” in 2003 and 2004 as a result of our euro-denominated debt being translated into U.S. dollars. In the latter part of 2005, the euro weakened against the U.S. dollar and had a negative impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the year ended December 31, 2005. The euro was weaker at September 30, 2005 compared to December 31, 2004, which in turn had a positive impact on the “foreign exchange gain (loss), net” component of “other income (expenses)” as a result of our euro-denominated debt being remeasured into U.S. dollars. This debt was designated as a net investment hedge as of October 1, 2005. On a pro forma basis, the strengthening of other non-euro denominated currencies against the U.S dollar had a positive impact on our net sales, gross profit and operating income for the year ended December 31, 2005. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

Raw Materials

Raw materials constituted approximately 49% of our 2005 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 2% of our cost of products sold in 2005. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2005, energy purchases represented approximately 5% of our cost of products sold. Although energy costs increased in 2005, there has not been a material change from the prior year in the percentage of the Company’s energy purchases to cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. In 2004, natural gas prices were volatile in North America and continued to increase in 2005, due in part to political conditions and extreme weather conditions, including Hurricanes’ Katrina and Rita. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable.

Income Taxes

As of December 31, 2005, we have global tax loss carryforwards (excluding state and local amounts) of approximately $458.6 million, of which $320.6 million expire in years 2006 through 2025 and $138.0 million have no current expiration date. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. Our net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which we believe are realizable through a combination of future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

The worldwide valuation allowance decreased by $43.6 million in 2005. A majority of the reversal was due to a decrease in U.S. deferred tax assets in the period ended December 31, 2005. Of the reversal, $17.6 million was related to net operating losses (“NOL”), which was offset to goodwill; $12.7 million was reversed through other comprehensive income; $8.7 million was reflected as a reduction to income tax expense; and the remainder reflects foreign currency translation.

Acquisitions

Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired nine businesses at purchase prices ranging from approximately $3.0 million (a U.S. liquid pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” any goodwill resulting from acquisitions is tested for impairment at least annually.

In July 2004, we consummated the Dynamit Nobel Acquisition. We paid approximately €1,635.0 million (or $1,968.5 million) and accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. On July 6, 2005, we paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00=$1.1927) in post-closing adjustments. We allocated the total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management’s estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the year ended December 31, 2005 reflect the results of the acquired businesses of Dynamit Nobel. The consolidated statements of operations for the year ended December 31, 2004 reflect the operations of the acquired businesses of Dynamit Nobel since July 31, 2004. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis, which is known as Groupe Novasep. The excess of the total purchase price over the fair value of the net assets acquired at closing was allocated to goodwill. Goodwill in the transaction totaled $944.8 million as of June 30, 2005, at which point the purchase price allocation was complete. Subsequent tax adjustments could be allocated to this goodwill amount. Through this acquisition, we believe we have created a portfolio of distinct specialty chemicals and advanced materials businesses, with diversified geographic and end use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations. See Note 3, “Acquisitions,” Note 7, “Goodwill,” and Note 8, “Other Intangible Assets.”

In September 2004, we acquired the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses) and in connection therewith borrowed €41.9 million (or $50.4 million based on the September 27, 2004 exchange rate of €1.00=$1.2029) under a term loan of the senior secured credit facilities. This acquisition expanded our global color pigments and services’ business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. This acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price to the identifiable assets acquired is now complete. Goodwill of less than $1.0 million was recorded.

In December 2004, we completed a combination (total purchase price of approximately $139.7 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million; and the shares contributed to the management of the new combined company valued at $31.2 million less cash acquired of $14.6 million) of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS, or Groupe Novasep. As a result of the combination, we own approximately 79% of the combined Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep SAS’ proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

We accounted for the Groupe Novasep combination using the purchase method of accounting. We allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. The allocation of the purchase price to the identifiable assets acquired is now complete. Goodwill in this transaction totaled $33.2 million as of December 31, 2005 and has not changed significantly from the preliminary allocation. The consolidated statements of operations for the year ended December 31, 2005 reflect the results of Groupe Novasep. See Note 3, “Acquisitions,” Note 7, “Goodwill,” and Note 8, “Other Intangible Assets.”

In this Form 10-K, the Dynamit Nobel Acquisition, the combination of the three lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) and the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. are defined as “the Acquisitions.”

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Sud Chemie AG, Munich, Germany. Sales generated by these businesses are approximately $50.0 million on an annual basis. Both businesses acquired will be incorporated into Rockwood’s Clay-based Additives business unit, which is part of the Performance Additives segment. This acquisition complements our existing Clay-based Additives businesses and allows us to better serve our customers with a broader product line, enhanced technical resources and increased production capacity. We accounted for the acquisition of these businesses using the purchase method of accounting and have allocated the total estimated purchase price to the assets acquired and liabilities assumed. The balance sheet as of December 31, 2005 reflects a preliminary purchase price allocation based on the preliminary results of an independent asset appraisal and internal review of the fair value of other assets acquired and liabilities assumed. Except for the possible effect of post-closing adjustments, the Company expects to complete its assessment of the fair value of assets acquired during the second quarter of 2006. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Based on the preliminary allocation of total estimated purchase price, goodwill in the transaction totaled $9.9 million at December 31, 2005. We expect this amount will change at a subsequent date when we finalize the purchase accounting for this acquisition.

Special Charges and Credits

During the periods presented, we incurred certain special charges, along with certain other items, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition as well as the IPO. These items include the following:

•                  Systems/organization establishment expenses: These expenses include:

•                  costs of $0.3 million and $1.6 million in 2004 and 2003, respectively, that arose in connection with the KKR Acquisition and our resulting organization as a stand-alone company and expenses primarily relating to the amortization of sign-on compensation arrangements for key executives;

•                  costs of $0.3 million and $2.1 million incurred during 2005 and 2004, respectively, relating to the integration of the business acquired in the Dynamit Nobel Acquisition; and

•                  professional fees of $3.3 million and $1.9 million incurred during 2005 and 2004, respectively, in connection with the initial implementation of systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the “corporate” column when our results are presented on a segment basis. We estimate non-recurring costs of approximately $1.5 million are remaining to complete initial Sarbanes-Oxley compliance.

•                  Inventory write-up reversal: Under Statement of Financial Accounting Standard No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.”

•                  In connection with the Dynamit Nobel Acquisition, we allocated approximately $55.4 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $60.1 million during 2004, as the inventory was sold in the normal course of business.

•                  In connection with the pigments and dispersions acquisition in our Performance Additives segment, we have also included for 2004 the $1.0 million impact from the reversal of inventory step-ups.

•                  In connection with the Groupe Novasep combination, we allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $3.1 million for 2005 as the inventory was sold in the normal course of business.

•                  Stamp duty tax: In June 2004, we paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR Acquisition.

•                  Business interruption costs and insurance recovery: We recorded a gain of $4.5 million in 2003 for fire insurance settlements received in connection with fire related costs in our Electronics segment incurred in 2001.

•                  Costs incurred related to debt modifications: In December 2003, we expensed $1.4 million in connection with a modification of our then senior credit agreement resulting in a 75 basis point interest rate reduction on $290.0 million of our senior debt. In July 2004, we expensed $1.0 million related to debt refinancing. In December 2004, we expensed $1.0 million related to the second amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on our tranche D term loans. In December 2005, we expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans.

•                  Cancelled acquisition and disposition costs: For the years ended December 31, 2005, 2004 and 2003, costs of $1.2 million, $0.5 million and $1.9 million, respectively, were incurred in connection with non-consummated acquisitions and dispositions.

•                  Management services agreement termination fee: In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

•                  Loss on early extinguishment of debt: In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

•                  Impairment charges:  In conjunction with the downsizing of our manufacturing operations at our Rohner facility within the Groupe Novasep segment, we reviewed the Rohner business for impairment and recorded impairment charges of $44.7 million primarily related to the write-down of property, plant and equipment in 2005. In March 2006, we sold Rohner AG. In the fourth quarter of 2005, we also recorded an impairment charge of $0.4 million to our property, plant and equipment in our Color Pigments and Services business within our Performance Additives segment.

As part of our annual impairment testing, we determined in 2004 and 2003 that there were asset impairments in certain businesses within our Electronics segment. These impairments resulted from a significant decline in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the Electronics segment’s business lines’ relative competitive position due to continued industry concentration and resulting pricing pressure. Accordingly, we recorded non-cash asset impairment charges to goodwill of $4.0 million and $19.3 million, respectively, for the years 2004 and 2003. Also, we recorded non-cash impairment charges to property, plant and equipment of $7.0 million and $15.7 million in 2004 and 2003, respectively.

•                  Deferred Debt Issuance Costs:

•                  In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing.

•                  In July 2004, we wrote off $1.8 million of debt issuance costs related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition.

•                  In October 2004, we wrote off $6.1 million of deferred financing costs in connection with the first amendment of the senior secured credit agreement.

•                  In November 2004, we wrote off $17.2 million of deferred financing costs in connection with the repayment of the senior subordinated loan facility with proceeds of the 2014 Notes.

•                  As noted above, we wrote off $13.4 million of deferred financing costs in 2005 associated with the debt repaid in connection with the IPO. This write-off was reported in “loss on early extinguishment of debt” in the “Consolidated Statements of Operations.”

•                  Foreign exchange gain (loss): During all periods presented, we have recorded foreign exchange gains and (losses) related to our long-term debt. These amounts reflect gains of $114.6 million during 2005 and losses of $115.5 million and $18.5 million during 2004 and 2003, respectively, for the non-cash translation impact on our euro-denominated debt primarily resulting from the strengthening or weakening of the euro against the U.S. dollar. In addition, the foreign exchange loss in 2004 included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

•                  Losses from disposed businesses:  During 2004, we incurred a loss of $0.8 million in connection with the disposition of a business in our Groupe Novasep segment.

•                  Gains related to asset sales and other: The Company recorded $6.9 million of income in 2005 primarily related to asset sales and business sales from prior years. This includes the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005. In addition, a gain of $1.7 million was recorded in the fourth quarter of 2005 related to the sale and leaseback of a facility in our Specialty Chemicals segment.

•                  Restructuring and related charges: Restructuring charges of $14.4 million (including $0.5 million of charges recorded in cost of products sold in the consolidated statements of operations), $1.1 million and $1.8 million were recorded in 2005, 2004 and 2003, respectively, for miscellaneous restructuring activities, including facility closures and headcount reductions (see Note 18, “Business Restructurings and Asset Sales,” for further detail).

•                  CCA litigation defense costs: During 2005, we incurred costs of $1.2 million in connection with litigation defense costs related to our Timber Treatment Chemicals business of our Performance Additives segment.

Special Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA, as defined below.

Definition of Adjusted EBITDA

All presentations of consolidated Adjusted EBITDA contained in this report are calculated using the definition set forth in the senior secured credit agreement. Adjusted EBITDA, which is referred to under the senior secured credit agreement as “Consolidated EBITDA,” is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

Management’s Uses

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

Limitations

Adjusted EBITDA has limitations as an analytical tool, and should not be viewed in isolation and is not a substitute for U.S. GAAP measures of earnings and cash flows. Material limitations associated with making the adjustments to our earnings and cash flows to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measures, include:

•                  the cash portion of interest expense, net, income tax provision (benefit) and restructuring as well as non-recurring charges related to securities issuance, acquisition activities, and systems/organization establishment, generally represent charges (gains) which may significantly affect funds available to use in our operating, investing and financing activities;

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

Adjusted EBITDA is not an alternative to net income (loss) or income (loss) before taxes and minority interest or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this report. We also strongly urge you not to rely on any single financial measure to evaluate our business.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income (loss) is set forth in “Reconciliation of Net Income (Loss) to Adjusted EBITDA”), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and reconciliation to consolidated net income (loss) on a consolidated basis and a reconciliation to income (loss) before taxes and minority interest on a segment basis.

	Year Ended December 31,
($ in millions)	2005	2004	2003
Statement of operations data:
Net sales:
Performance Additives	$680.7	$630.9	$477.3
Specialty Compounds	237.5	200.4	176.4
Electronics	181.8	168.1	143.6
Specialty Chemicals	842.0	321.1	—
Titanium Dioxide Pigments	430.5	175.7	—
Advanced Ceramics	369.6	146.3	—
Groupe Novasep	379.1	101.0	—
Total net sales	3,121.2	1,743.5	797.3

Gross profit	953.9	475.9	215.9
	30.6%	27.3%	27.1%
Selling, general and administrative expenses	598.6	327.7	118.0
	19.2%	18.8%	14.8%
Impairment charges	45.1	11.0	35.0
Restructuring charges, net	13.9	1.1	1.8
Management services agreement termination fee	10.0	—	—
Operating income (loss):
Performance Additives	106.7	115.4	84.1
	15.7%	18.3%	17.6%
Specialty Compounds	21.3	20.7	16.1
	9.0%	10.3%	9.1%
Electronics	8.5	(3.2)	(24.8)
	4.7%	(1.9)%	(17.3)%
Specialty Chemicals	125.9	16.3	—
	15.0%	5.1%
Titanium Dioxide Pigments	50.4	16.0	—
	11.7%	9.1%
Advanced Ceramics	61.2	2.8	—
	16.6%	1.9%
Groupe Novasep	(30.3)	4.8	—
	(8.0)%	4.8%
Corporate costs	(57.4)	(36.7)	(14.3)
Total operating income	286.3	136.1	61.1
Other income (expenses):
Interest expense, net	(215.6)	(162.1)	(112.3)
Loss on early extinguishment of debt	(26.6)	—	—
Refinancing expenses	(1.0)	(27.1)	(38.3)
Foreign exchange gain (loss), net	114.6	(126.4)	(18.5)
Other, net	6.9	(4.3)	—
Income (loss) before taxes and minority interest	164.6	(183.8)	(108.0)
Income tax provision (benefit)	71.8	32.3	(16.3)
Income (loss) before minority interest	92.8	(216.1)	(91.7)
Minority interest	3.0	—	—
Net income (loss)	$95.8	$(216.1)	$(91.7)
Adjusted EBITDA:
Performance Additives	148.3	149.2	112.5
	21.8%	23.6%	23.6%
Specialty Compounds	29.5	28.8	23.9
	12.4%	14.4%	13.5%
Electronics	26.9	28.9	24.8
	14.8%	17.2%	17.3%
Specialty Chemicals	174.2	60.0	—
	20.7%	18.7%
Titanium Dioxide Pigments	86.6	37.8	—
	20.1%	21.5%
Advanced Ceramics	93.8	35.8	—
	25.4%	24.5%
Groupe Novasep	51.9	23.0	—
	13.7%	22.8%
Corporate costs	(40.3)	(31.1)	(11.7)
Total Adjusted EBITDA	$570.9	$332.4	$149.5

The following tables present the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: 2005 versus 2004					Change: 2004 versus 2003
				Acquisitions					Acquisitions
		%	FX	Divestitures,			%	FX	Divestitures,
($ in millions)	Total	Change	Effect (a)	net	Organic	Total	Change	Effect (a)	net	Organic
Statement of operations data:
Net sales:
Performance Additives	$49.8	7.9%	$0.3	$42.4	$7.1	$153.6	32.2%	$14.6	$32.4	$106.6
Specialty Compounds	37.1	18.5	0.7	—	36.4	24.0	13.6	6.1	—	17.9
Electronics	13.7	8.1	1.7	—	12.0	24.5	17.1	7.3	2.7	14.5
Specialty Chemicals	520.9	162.2	(9.6)	505.7	24.8	321.1		—	321.1	—
Titanium Dioxide Pigments	254.8	145.0	(9.6)	249.0	15.4	175.7		—	175.7	—
Advanced Ceramics	223.3	152.6	(6.0)	219.2	10.1	146.3		—	146.3	—
Groupe Novasep	278.1	275.3	(6.6)	276.9	7.8	101.0		—	101.0	—
Total net sales	1,377.7	79.0	(29.1)	1,293.2	113.6	946.2	118.7	28.0	779.2	139.0
Gross profit	478.0	100.4	(9.1)	427.4	59.7	260.0	120.4	4.5	208.7	46.8
Selling, general and administrative expenses	270.9	82.7	(6.7)	274.3	3.3	209.7	177.7	5.6	181.0	23.1
Impairment charges	34.1				34.1	(24.0)				(24.0)
Restructuring charges	12.8				12.8	(0.7)				(0.7)
Management services agreement termination fee	10.0				10.0	—				—
Total operating expenses	327.8	96.5	(6.7)	274.3	60.2	185.0	119.5	5.6	181.0	(1.6)
Operating income (loss):
Performance Additives	(8.7)	(7.5)	1.6	3.6	(13.9)	31.3	37.2	1.0	(0.6)	30.9
Specialty Compounds	0.6	2.9	0.2	—	0.4	4.6	28.6	0.3	—	4.3
Electronics	11.7	365.6	(0.2)	—	11.9	21.6	87.1	(1.8)	(5.6)	29.0
Specialty Chemicals	109.6	672.4	(1.0)	77.3	33.3	16.3		—	16.3	—
Titanium Dioxide Pigments	34.4	215.0	(1.1)	28.7	6.8	16.0		—	16.0	—
Advanced Ceramics	58.4	2,085.7	(1.3)	36.2	23.5	2.8		—	2.8	—
Groupe Novasep	(35.1)	(731.3)	(0.9)	7.3	(41.5)	4.8		—	4.8	—
Corporate costs	(20.7)	56.4	0.3	—	(21.0)	(22.4)	156.6	(0.6)	(6.0)	(15.8)
Total	150.2	110.4	(2.4)	153.1	(0.5)	75.0	122.7	(1.1)	27.7	48.4
Other income (expenses):
Interest expense, net	(53.5)	33.0	(2.0)	—	(51.5)	(49.8)	44.3	(1.7)	(7.3)	(40.8)
Loss on early extinguishment of debt	(26.6)					—
Refinancing expenses	26.1					11.2
Foreign exchange gain (loss), net	241.0					(107.9)
Other	11.2					(4.3)
Income (loss) before taxes and
minority interest:
Performance Additives	(2.4)					34.2
Specialty Compounds	1.3					4.3
Electronics	15.3					21.4
Specialty Chemicals	96.5					(7.1)
Titanium Dioxide Pigments	19.9					0.3
Advanced Ceramics	47.9					(13.8)
Groupe Novasep	(46.8)					(1.0)
Corporate costs	216.7					(114.1)
Total	348.4					(75.8)
Income tax provision	39.5					48.6
Net income before minority interest	308.9					(124.4)
Minority interest	3.0					—
Net income (loss)	311.9					(124.4)
Adjusted EBITDA:
Performance Additives	(0.9)	(0.6)	1.0	5.8	(7.7)	36.7	32.6	2.8	0.7	33.2
Specialty Compounds	0.7	2.4	0.2	—	0.5	4.9	20.5	0.7	—	4.2
Electronics	(2.0)	(6.9)	—	—	(2.0)	4.1	16.5	(0.4)	(1.4)	5.9
Specialty Chemicals	114.2	190.3	(2.1)	105.2	11.1	60.0		—	60.0	—
Titanium Dioxide Pigments	48.8	129.1	(1.9)	50.3	0.4	37.8		—	37.8	—
Advanced Ceramics	58.0	162.0	(2.1)	53.3	6.8	35.8		—	35.8	—
Groupe Novasep	28.9	125.7	(1.7)	36.5	(5.9)	23.0		—	23.0	—
Corporate costs and eliminations	(9.2)	29.6	(0.1)	—	(9.1)	(19.4)	165.8	(0.7)	(6.4)	(12.3)
Total Adjusted EBITDA	$238.5	71.8%	$(6.7)	$251.1	$(5.9)	$182.9	122.3%	$2.4	$149.5	$31.0

(a)                                  The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

Actual year ended December 31, 2005 compared to actual year ended December 31, 2004

Overview

Net sales increased $1,377.7 million for the year ended December 31, 2005 compared to the same period in 2004 primarily as a result of the acquisitions made in 2004. The sales improvement was also a result of increases in all segments. In particular, our Specialty Compounds segment had solid sales growth primarily due to higher selling prices to offset increased raw material costs and increased volumes of wire and cable products. In addition, our Specialty Chemicals segment had increased sales on increased volumes and higher selling prices to offset higher raw material costs. Net sales in our Titanium Dioxide Pigments segment were also up due to increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products. Lastly, sales in our Advanced Ceramics segment were up on increased volumes of medical products and a favorable mix of Piezo applications.

We also experienced increased operating income and Adjusted EBITDA in 2005 primarily due to the acquisitions made in

2004. Operating income was up $150.2 million and Adjusted EBITDA was up $238.5 million from the prior year. Operating income and Adjusted EBITDA results were negatively impacted by rising raw material costs in several businesses including among others, PVC resin and other raw material cost increases in the Specialty Compounds segment and the cost of copper in the Timber Treatment Chemicals business of the Performance Additives segment. Operating income and Adjusted EBITDA were also negatively impacted by higher energy costs in the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment and in our Titanium Dioxide Pigments segment. Operating income was also negatively impacted by $45.1 million of impairment charges recorded in 2005 primarily related to the downsizing of the Rohner manufacturing facility within our Groupe Novasep segment. See Note 17, “Impairment Charges.”

Net income was higher in 2005 compared to the prior year primarily due to the reasons noted above and an increase in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of December 31, 2005 versus December 31, 2004 (versus losses recorded in the same period in the prior year).

Net sales

Net sales increased to $3,121.2 million, or 79% in 2005 from $1,743.5 million in 2004, primarily due to the acquisitions made in 2004 ($1,293.2 million). Net sales were also up in all segments, as discussed below.

Performance Additives.   Net sales for our Performance Additives segment increased $49.8 million over the prior year period primarily due to acquisitions in 2004 ($42.4 million). The remaining increase was due to higher selling prices ($18.4 million) to offset higher raw material costs. This was partially offset by lower volumes, primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market, in the Color Pigments and Services business on lower demand for construction products in Europe and in the Clay-based Additives business on lower sales to the carbonless copy paper market in Europe.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $37.1 million over the prior year period primarily due to higher selling prices ($20.8 million) to offset higher raw material costs and stronger sales volume in our wire and cable compounds business.

Electronics.   Net sales for our Electronics segment increased $13.7 million over the prior year period with $1.7 million due to currency changes. The remaining increase was primarily due to increased sales volumes in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets, as well as increased demand for cell phone and personal computer products, partially offset by $2.6 million in selling price declines and lower volumes in the Wafer Reclaim business.

Specialty Chemicals. Net sales for our Specialty Chemicals segment increased $520.9 million over the prior period primarily due to acquisitions in 2004 ($505.7 million), partially offset by the impact of currency changes ($9.6 million). The remaining increase was primarily due to higher volumes and higher selling prices to offset higher raw material costs in both the Fine Chemicals and Surface Treatment businesses. Sales in the Surface Treatment business were favorably impacted by growth in most markets and regions served, particularly in Europe in the Aerospace and Automotive industries. Strong Lithium applications, particularly in the glass, pharmaceutical and cosmetics industries, continued to have a favorable impact on sales in the Fine Chemicals business.

Titanium Dioxide Pigments. Net sales for our Titanium Dioxide Pigments segment increased $254.8 million versus the prior year period primarily due to acquisitions in 2004 ($249.0 million), partially offset by the impact of currency changes ($9.6 million). The remaining increase was primarily due to increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase grade due to weaker demand in the synthetic fiber market as a result of historically low cotton prices.

Advanced Ceramics. Net sales for our Advanced Ceramics segment increased $223.3 million over the prior year period primarily due to acquisitions in 2004 ($219.2 million), partially offset by the impact of currency changes ($6.0 million). The remaining increase was primarily due to increased volumes of medical products, due to higher demand for ceramic hip replacement components and a better mix of Piezo applications, partially offset by selling price declines in electronic applications.

Groupe Novasep. Net sales for our Groupe Novasep segment increased $278.1 million as compared to the prior year period due to acquisitions in 2004 ($276.9 million), partially offset by the impact of currency changes ($6.6 million). The remaining increase was due to increased sales generated in lower margin yielding applications. Sales were unfavorably impacted by our Rohner plant due to continued capacity utilization issues.

Gross profit

Gross profit increased $478.0 million primarily due to acquisitions in 2004 ($427.4 million), partially offset by the impact of currency changes ($9.1 million). The remaining increase of $59.7 million was primarily due to the impact of the sales increases noted above and a $61.1 million charge to cost of products sold (inventory write-up reversal) in 2004 related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. This was partially offset by raw material cost increases, including $20.3 million in the Specialty Compounds segment primarily due to PVC resin and AOM cost increases and $18.4 million in the Performance Additives segment, including higher copper costs. In addition, higher manufacturing costs of $5.3 million in the Electronics segment partially offset the increase in gross profit.

Gross profit as a percentage of net sales was 30.6% for 2005 versus 27.3% for 2004 due to the inventory write-up reversal of $61.1 million recorded in 2004 related to acquisitions and the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses, offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses. This was partially offset by the impact of the higher raw material and manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $270.9 million due to acquisitions in 2004 ($274.3 million), partially offset by the impact of currency changes ($6.7 million). The remaining increase of $3.3 million was due primarily to higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above, higher special charges including CCA litigation ($1.2 million) and higher cancelled acquisition and disposition costs ($0.7 million).

SG&A expenses as a percentage of net sales were 19.2% for 2005 as compared to 18.8% for 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

Impairment charges

On December 15, 2005, we decided to substantially downsize the operations of Rohner AG, a subsidiary in our Groupe Novasep segment, located in Pratteln, Switzerland. Rohner produces chemicals on a custom-synthesis and toll manufacturing basis for the pharmaceutical and agrochemical industries, specializing in transition metal catalysis. This decision was driven by a number of factors, including, in particular, continued capacity utilization issues as a result of the loss of a key customer in 2003 and the inability to replace this lost volume with comparable profitable volume. The downsizing included a review of Rockwood’s strategic options for this business including potential sale or closure. We wrote off Rohner’s long-term assets, primarily property, plant and equipment, totaling $44.7 million as of December 31, 2005 due to these actions. In March 2006, we sold Rohner AG (see Note 17, “Impairment Charges,” for further detail). In the fourth quarter of 2005, we also recorded an impairment charge of $0.4 million for a plant closure in our Color Pigments and Services business within our Performance Additives segment.

As part of our annual goodwill impairment testing in 2004, we determined there was a goodwill impairment of $4.0 million in certain business lines within our Electronics segment. This impairment resulted from a significant decrease in earnings and operating cash flows during the year of the applicable charge and estimated prospective earnings and operating cash flows based on projections prepared late in the same year. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, including significant pricing pressure in part based on current industry overcapacity and eroding competitive position. We also reviewed these business lines for impairment of property, plant and equipment. As a result, we recorded an impairment charge of $7.0 million in 2004 in our Electronics segment.

Restructuring charges, net

We recorded $13.9 million of restructuring charges in 2005 for miscellaneous restructuring actions, primarily in the Electronics segment relating to the wafer reclaim restructuring and in the Performance Additives segment related to the closure of the Baulking, United Kingdom facility in the Clay-based Additives business. In addition, restructuring charges were recorded in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in 2005 related to the restructuring of the Wafer Reclaim business in our Electronics segment. We recorded $1.1 million of restructuring charges in 2004 for miscellaneous restructuring actions.

Management services agreement termination fee

In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Operating income

Performance Additives.  Operating income decreased $8.7 million despite the favorable impact of acquisitions in 2004 ($3.6 million) and the impact of currency changes ($1.6 million). The remaining decrease was primarily due to higher raw material costs of $18.4 million, including higher copper costs, lower sales volumes of $10.6 million, an increase of $6.2 million of restructuring and impairment charges and higher energy costs. This was partially offset by increased sales on higher selling prices of $18.4 million and lower selling, general and administrative expenses of $5.3 million.

Specialty Compounds.   Operating income increased $0.6 million primarily due to the impact of higher selling prices ($20.8 million) and stronger sales volume in our wire and cable compounds business, partially offset by higher raw material costs of $20.3 million primarily due to PVC resin and AOM cost increases, and higher manufacturing costs.

Electronics.   Operating income increased $11.7 million primarily due to higher sales volumes and a favorable product mix in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets (aggregating $5.6 million), the absence of goodwill and property, plant and equipment impairment charges recorded in 2004 ($11.0 million) and lower material costs. This was partially offset by increased manufacturing costs of $5.3 million primarily in the Wafer Reclaim and Photomasks businesses and selling price declines of $2.6 million.

Specialty Chemicals. Operating income for our Specialty Chemicals segment increased $109.6 million over the prior period primarily due to acquisitions in 2004 ($77.3 million). The remaining increase of $32.3 million was primarily due to higher sales volumes and selling prices in both the Fine Chemicals and Surface Treatment businesses and an inventory write-up reversal charge of $25.4 million recorded in 2004, partially offset by higher raw material costs and the impact of currency changes ($1.0 million).

Titanium Dioxide Pigments. Operating income for our Titanium Dioxide Pigments segment increased $34.4 million versus the prior year period primarily due to acquisitions in 2004 ($28.7 million). Increased volumes of our titanium dioxide products in rutile grade, higher volumes of certain recycling products and an inventory write-up reversal charge of $6.6 million recorded in 2004 were partially offset by decreased volumes of our titanium dioxide products in anatase grade and the impact of currency changes of $1.1 million.

Advanced Ceramics. Operating income for our Advanced Ceramics segment increased $58.4 million over the prior year period primarily due to acquisitions in 2004 ($36.2 million). The remaining increase was primarily due to increased volumes of medical products, a better mix of Piezo applications and an inventory write-up reversal charge of $20.8 million recorded in 2004, partially offset by selling price declines, increased manufacturing and raw material costs, higher depreciation and amortization costs of $5.0 million and increased restructuring costs of $2.6 million.

Groupe Novasep. Operating income for our Groupe Novasep segment decreased $35.1 million as compared to the prior year. Impairment charges of $44.7 million recorded in 2005 related to continued capacity utilization issues at our Rohner AG facility, increased sales generated in lower margin yielding applications and the impact of currency changes ($0.9 million) were partially offset by the favorable impact of acquisitions ($7.3 million) and decreased inventory write-up reversal charges of $4.2 million.

Corporate. Operating loss at Corporate increased $20.7 million primarily due to the management services agreement termination fee of $10.0 million recorded in the third quarter of 2005 and higher central costs to operate the significantly larger business resulting from the acquisitions.

Other income (expenses)

Interest expense, net.  In 2005, interest expense, net, increased $53.5 million. The years ended December 31, 2005 and 2004 included gains of $22.4 million and $6.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $10.7 million and $7.4 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $66.6 million was primarily due to higher debt levels from the acquisitions made in 2004. This was partially offset by a reduction in interest expense from the debt paid off in the third quarter of 2005 with IPO proceeds and $3.9 million of cash received in the fourth quarter of 2005 related to interest income on a note receivable in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition.

Loss on early extinguishment of debt. In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Refinancing expenses. Costs incurred related to debt modifications: In December 2005, we expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans. In July 2004, we expensed $1.0 million related to debt refinancing and expensed $1.0 million in December 2004 related to the second amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on our previously held tranche D term loans. Deferred debt issuance costs: In July 2004, we wrote off $1.8 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the acquisition financings. In October 2004, we wrote off $6.1 million of deferred financing costs in connection with the first amendment of the senior secured credit agreement. In November 2004, we wrote off $17.2 million of deferred financing costs in connection with the repayment of the senior subordinated loan facility with the proceeds of the offering of the 2014 notes. As noted above, we wrote off $13.4 million of deferred financing costs in 2005 associated with the debt repaid in connection with the IPO. This write-off was reported in “loss on early extinguishment of debt” in the “Consolidated Statements of Operations.”

Foreign exchange gain (loss), net.  Foreign exchange gains of $114.6 million were recorded in 2005 primarily reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of September 30, 2005 versus December 31, 2004. This debt was designated as a net investment hedge as of October 1, 2005. The increase of $241.0 million from 2004 was due to a foreign exchange loss of $126.4 million recorded in 2004. The foreign exchange loss in 2004 included a $10.9 million mark-to-market realized loss on certain foreign currency call options.

Other, net. The Company recorded $6.9 million of income primarily related to asset sales and business sales from prior years. This includes the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005. In addition, a gain of $1.7 million was recorded in the fourth quarter of 2005 related to the sale and leaseback of a facility in our Specialty Chemicals segment (See Note 19, “Sale and Leaseback,” for further detail).

The loss of $4.3 million in 2004 primarily relates to a stamp duty tax of $4.0 million paid on certain assets transferred to the United Kingdom in connection with the KKR Acquisition.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2005 was 43.6%. We recorded an income tax provision of $71.8 million for the year ended December 31, 2005. The effective tax rate in 2005 was favorably impacted by the reversal of $8.7 million of valuation allowances primarily related to the U.S. and U.K., partially offset by losses in Switzerland. The effective tax rate was negatively impacted by 6.2% for the foreign rate differential and 2.9% for the income tax implications of various debt instruments. We recorded an income tax provision of $32.3 million for the year ended December 31, 2004 on a pre-tax loss of $183.8 million. The effective tax rate for 2004 was 17.6% and was negatively impacted by 4.4% due to foreign tax differential, 40.5% due to the expected inability to realize tax benefits on losses incurred in the United States, Switzerland, Italy and the United Kingdom and by 2.9% due to certain costs incurred in connection with the Dynamit Nobel Acquisition that are not deductible for tax purposes.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net loss.

Net income (loss)

Net income for the year ended December 31, 2005 was $95.8 million as compared to a net loss of $216.1 million for the year ended December 31, 2004 for the reasons described above.

Adjusted EBITDA

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $0.9 million over the prior year period primarily due to higher raw material costs of $18.4 million, including higher copper costs, lower sales volumes of $10.6 million and higher manufacturing and energy costs. This was partially offset by increased sales on higher selling prices of $18.4 million, lower selling, general and administrative expenses of $5.3 million, the favorable impact of acquisitions in 2004 ($5.8 million) and the impact of currency changes ($1.0 million).

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $0.7 million over the prior year period primarily due to higher selling prices ($20.8 million) and stronger sales volume in our wire and cable compounds business, partially offset by higher raw material costs of $20.3 million primarily due to PVC resin and other key raw material cost increases and higher manufacturing costs.

Electronics.   Adjusted EBITDA for our Electronics segment decreased $2.0 million as higher manufacturing costs in the Wafer Reclaim and Photomasks businesses and lower volumes in the Wafer Reclaim business were partially offset by higher sales volumes to the printed circuit board and semiconductor markets.

Specialty Chemicals. Adjusted EBITDA for our Specialty Chemicals segment increased $114.2 million over the prior period,

including $105.2 million related to acquisitions in 2004. The remaining increase was primarily due to higher volumes and selling prices in both the Fine Chemicals and Surface Treatment businesses, partially offset by higher raw material costs and the impact of currency changes ($2.1 million).

Titanium Dioxide Pigments. Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $48.8 million over the prior year period due to acquisitions in 2004 ($50.3 million). Also, increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products were partially offset by decreased volumes of our titanium dioxide products in anatase grade and the impact of currency changes ($1.9 million).

Advanced Ceramics. Adjusted EBITDA for our Advanced Ceramics segment increased $58.0 million over the prior year period primarily due to acquisitions in 2004 ($53.3 million). The remaining increase was primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines, increased manufacturing and raw material costs and the impact of currency changes ($2.1 million).

Groupe Novasep. Adjusted EBITDA for our Groupe Novasep segment increased $28.9 million over the prior year period due to acquisitions ($36.5 million) partially offset by continued capacity utilization issues at the Rohner plant including the loss of customers during the prior year that have not been replaced, the impact of currency changes ($1.7 million) and losses on foreign currency derivatives in the year ended December 31, 2005.

Corporate. Adjusted EBITDA loss at Corporate increased $9.2 million due to higher central costs to operate the significantly larger business resulting from the acquisitions and costs for initial compliance with Sarbanes-Oxley.

Actual year ended December 31, 2004 compared to actual year ended December 31, 2003

Overview

Net sales increased $946.2 million, or 118.7%, as a result of the inclusion of five months of operations for the segments acquired as part of the Dynamit Nobel Acquisition ($744.1 million), other acquisitions and favorable currency changes. The sales improvement was also a result of the strong performance of the Performance Additives segment largely stemming from higher North American sales of ACQ products versus CCA products as a result of the ACQ conversion. Specialty Compounds also had solid net sales growth primarily due to wire and cable sales volume increases. The Electronics segment experienced double-digit net sales percentage growth, primarily due to the general recovery in the Electronics sector, as well as the effects of favorable currency effects and acquisitions.

We also experienced solid operating income and Adjusted EBITDA growth as well for 2004 as compared to 2003 primarily due to the net sales growth described above. Operating income was up $75.0 million, or 122.7%. Adjusted EBITDA was up $182.9 million, or 122.3%. This improvement was also primarily due to the strong performance of the Performance Additives segment (operating income and Adjusted EBITDA up $31.3 million, or 37.2%, and $36.7 million, or 32.6%, respectively), stemming from acquisitions and favorable currency changes and the higher ACQ sales in our Timber Treatment Chemicals business.

Operating income and Adjusted EBITDA results were negatively impacted by rising raw material costs in several businesses including, among others, PVC in the Specialty Compounds segment and the cost of copper in the Timber Treatment Chemicals business of the Performance Additives segment.

Net loss increased $124.4 million due to an increase in foreign exchange losses and higher interest expense, partially offset by the reasons noted above in operating income.

Net sales

Net sales were $1,743.5 million for 2004 as compared to $797.3 million for 2003. The 118.7% increase is largely due to the inclusion of $744.1 million of five months of operations for the segments acquired as part of the Dynamit Nobel Acquisition. Other acquisitions accounted for $35.1 million of net sales for 2004 as compared to the same period in 2003. Currency changes positively impacted net sales in 2004 by approximately $28.0 million. The remaining increase was $139.0 million, or 17.4%, and is explained below in the segment discussion of net sales.

Performance Additives. Net sales for our Performance Additives segment increased $153.6 million, or 32.2%, over the prior period with favorable mix ($84.5 million) primarily in our Timber Treatment Chemicals products due to a greater mix of higher priced ACQ products versus CCA products as a result of the ACQ conversion in North America ($66.3 million). Selling prices were unfavorable by $7.0 million. Also, volume was higher in this segment including in our Color Pigments and Services business with stronger volume due to increased demand for construction products. Also included in net sales were $14.6 million from favorable currency changes and $32.4 million from the impact of acquisitions.

Specialty Compounds. Net sales for our Specialty Compounds segment increased $24.0 million, or 13.6%, over the prior period including the impact of more favorable sales volume ($16.8 million), primarily in our wire and cable compounds business. Also, selling prices increased $4.3 million in 2004 due to raw material cost increases. Favorable currency changes of $6.1 million were also experienced in 2004.

Electronics. Net sales for our Electronics segment increased $24.5 million, or 17.1%, over the prior year period primarily due to increased sales volumes. Pricing pressure ($8.0 million) offset this sales increase in certain businesses.

Gross profit

Gross profit as a percentage of net sales was 27.3% in 2004 and 27.1% in 2003. Gross profit increased by $260.0 million, primarily representing $208.7 million due to acquisitions in 2004 (primarily Dynamit Nobel). Gross profit also increased by $4.5 million due to currency changes.

The remaining gross margin increase was $46.8 million mostly due to more favorable mix in the Performance Additives segment ($27.1 million), primarily resulting from ACQ product sales in our Timber Treatment Chemicals business and generally higher gross margins from the Dynamit Nobel businesses partially offset by higher raw material costs in the Performance Additives segment ($2.9 million), primarily in the Timber Treatment Chemicals business, higher PVC raw material costs in our Specialty Compounds segment ($4.2 million) and pricing pressures within the Wafer Reclaim and Photomasks’ businesses of our Electronics segment discussed above.

Gross profit margin as a percentage of net sales was partially impacted by a $61.1 million charge, or 3.5% of net sales, to cost of products sold in 2004 primarily related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. This was recorded as the inventory was sold in the normal course of business during the five months of operations for the segments acquired.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased primarily due to the Dynamit Nobel Acquisition. SG&A expenses as a percentage of net sales were 18.8% in 2004 as compared to 14.8% in 2003. The increase in SG&A expenses as a percentage of net sales is partially attributable to income in 2003 from fire insurance proceeds of $4.5 million. Also, SG&A expenses in 2004 included $0.8 million of losses related to disposed businesses in the Groupe Novasep segment.

Impairment charges

As part of our annual goodwill impairment testing in 2004 and 2003, we determined there were goodwill impairments of $4.0 million and $19.3 million, respectively, in certain business lines of our Electronics segment. These impairments resulted from a significant decrease in earnings and operating cash flows during the year of the applicable charge and estimated prospective earnings and operating cash flows based on projections prepared late in the same year. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, including significant pricing pressure in part based on current industry overcapacity and eroding competitive position. We also reviewed these business lines for impairment of property, plant and equipment. As a result, we recorded an impairment charge of $7.0 million and $15.7 million, respectively, in 2004 and 2003 to our property, plant and equipment of our Electronics segment.

Restructuring charges, net

We recorded $1.1 million and $1.8 million in 2004 and 2003, respectively, of restructuring charges for miscellaneous restructuring actions.

Operating income

Operating income increased $75.0 million, or 122.7%. $42.5 million of this increase resulted from special charges in gross profit and operating expenses of $78.5 million in 2004 as compared to $36.0 million in 2003. The remaining amounts of operating income for those period of $214.6 million in 2004 and $97.1 million in 2003 would represent operating margins of 12.3% in 2004 versus 12.2% in 2003, despite increased depreciation and amortization expenses from fair value step-ups associated with the Dynamit Nobel Acquisition.

Performance Additives. Operating income increased $31.3 million primarily due to the increase in net sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs of $2.9 million as discussed above.

Specialty Compounds. Operating income increased $4.6 million primarily due to the increase in net sales partially offset by higher PVC raw material costs as discussed above.

Electronics. Operating income increased $21.6 million primarily due to the net increase in sales from higher sales volume offset by certain pricing pressures in 2004 and the $4.5 million of fire insurance proceeds in 2003 as discussed above.

Corporate. Operating loss at Corporate increased $22.4 million primarily due to higher bonus accruals and higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition. Also, $5.6 million of special charges were incurred at Corporate in 2004 including costs related to the integration of the Dynamit Nobel Acquisition and initial costs related to Sarbanes-Oxley compliance.

Other income (expenses)

Interest expense, net. During the years ended December 31, 2004 and 2003, interest expense, net, included a gain of $6.0 million and a loss of $6.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross currency hedging instruments as well as $7.4 million and $6.1 million, respectively, of amortization expense related to deferred financing costs. This amortization increased in 2004 due to the acquisition financings (see “Liquidity and Capital Resources”), which substantially increased our deferred financing cost balance. Currency changes increased interest expense, net by $1.7 million. The remaining increase of $40.8 million was primarily due to higher debt levels from the Dynamit Nobel Acquisition.

Foreign exchange loss. During the year ended December 31, 2004, the foreign exchange loss reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the British pound against the euro and also included a $10.9 million mark-to-market realized loss on certain foreign currency call options (see “Liquidity and Capital Resources,” “Liquidity,” “Foreign currency related transactions”). During the year ended December 31, 2003, the foreign exchange loss reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

Other, net. Primarily represents stamp duty tax of $4.0 million paid during 2004 in connection with the KKR Acquisition.

Provision for income taxes

The effective income tax rate for 2004 was 17.6%. The effective tax rate for 2004 was negatively impacted by 4.4% due to foreign tax differential, 40.5% due to the expected inability to realize tax benefits on losses incurred in the United States, Switzerland, Italy and the United Kingdom and by 2.9% due to certain costs in connection with the Dynamit Nobel Acquisition that are not deductible for tax purposes. The effective tax rate was 15.1% in 2003. The rate was negatively impacted by 6.4% for goodwill and 5.9% for an increase in the valuation allowance.

Net loss

Net loss for 2004 was $216.1 million as compared to a net loss of $91.7 million for 2003 for the reasons discussed above.

Adjusted EBITDA

Performance Additives. Adjusted EBITDA for our Performance Additives segment increased from $112.5 million to $149.2 million, or 32.6%, primarily due to the increase in sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs specifically in the third quarter of 2004. Adjusted EBITDA as a percentage of net sales was the same in 2004 as in 2003.

Specialty Compounds. Adjusted EBITDA for our Specialty Compounds segment increased from $23.9 million to $28.8 million, or 20.5%, primarily due to the increase in sales volume partially offset by higher PVC raw material costs as discussed above. Adjusted EBITDA as a percentage of net sales was higher in 2004 than in 2003.

Electronics. Adjusted EBITDA for our Electronics segment increased from $24.8 million to $28.9 million, or 16.5%, primarily due to the increase in net sales with higher sales volume offset by certain pricing pressures as discussed above. Adjusted EBITDA as a percentage of net sales was lower in 2004 than in 2003.

Corporate. Adjusted EBITDA loss at Corporate increased from $11.7 million to $31.1 million primarily due to higher professional fees and other costs related to the Dynamit Nobel Acquisition.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2005	2004	2003
Net income (loss)	$95.8	$(216.1)	$(91.7)
Income tax provision (benefit)	71.8	32.3	(16.3)
Minority interest	(3.0)	—	—
Income (loss) before taxes and minority interest	164.6	(183.8)	(108.0)
Interest expense, net (a)	215.6	162.1	112.3
Depreciation and amortization	206.4	115.2	52.4
Impairment charges	45.1	11.0	35.0
Restructuring and related charges (b)	14.4	1.1	1.8
CCA litigation defense costs	1.2	—	—
Systems/organization establishment expenses	4.1	4.8	1.6
Cancelled acquisition and disposal costs	1.2	0.5	1.9
Costs incurred related to debt modifications	1.0	2.0	1.4
Business interruption and insurance recovery	—	—	(4.5)
Stamp duty tax	—	4.0	—
Inventory write-up reversal	3.1	61.1	0.2
Management services agreement termination fee (c)	10.0	—	—
Loss on early extinguishment of debt (c)	26.6	—	—
Write-off of deferred debt issuance costs	—	25.1	36.9
Gains related to asset sales	(4.4)	—	—
Loss from disposed businesses	—	0.8	—
Foreign exchange (gain) loss	(114.6)	126.4	18.5
Other	(3.4)	2.1	—
Total Adjusted EBITDA	$570.9	$332.4	$149.5

(a)                                  Includes gains (losses) of $22.4 million, $6.0 million and $(6.0) million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)                                 Includes inventory writedowns of $0.5 million recorded in cost of products sold for the year ended December 31, 2005.

(c)                                  In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

Pro Forma Net Sales, Income (Loss) Before Taxes and Minority Interest, and Adjusted EBITDA

Our Company has changed significantly since the Dynamit Nobel Acquisition. Our historical results of operations on an actual basis for the year ended December 31, 2004, presented immediately prior to this pro forma information, include only the results of operations for the four segments acquired as part of the Dynamit Nobel Acquisition since the consummation date of July 31, 2004 in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP in this report. As such, we believe the following supplemental pro forma information is helpful in highlighting trends by segment and on a consolidated basis.

The following supplemental pro forma net sales, net income (loss) before taxes and minority interest and Adjusted EBITDA for the year ended December 31, 2004 is prepared on a pro forma basis as if the Dynamit Nobel Acquisition and related equity and debt financings and Fall 2004 debt refinancings, the pigments and dispersions acquisition and related financing and the Groupe Novasep combination had occurred at January 1, 2004.

The following supplemental pro forma information is provided for informational purposes only and is not intended to be indicative of the results that would have actually been attained had the Dynamit Nobel Acquisition and related equity and debt financings and Fall 2004 debt refinancings, the pigments and dispersions acquisition and related financing and the Groupe Novasep combination occurred as of January 1, 2004 or that may be attained in the future. The supplemental pro forma information has been prepared based upon currently available information and assumptions that we believe are reasonable. Such currently available information and assumptions may prove to be inaccurate over time.

The following tables present a comparison of net sales, income (loss) before taxes and minority interest, and Adjusted EBITDA for the year ended December 31, 2005 on an actual basis and for the year ended December 31, 2004 on a pro forma basis:

	Year ended December 31,
($ in millions)	2005	2004
	(Actual)	(Pro Forma)

Net sales:
Performance Additives	$680.7	$674.8
Specialty Compounds	237.5	200.4
Electronics	181.8	168.1
Specialty Chemicals	842.0	759.6
Titanium Dioxide Pigments	430.5	422.0
Advanced Ceramics	369.6	349.5
Groupe Novasep	379.1	338.6
Total	$3,121.2	$2,913.0

Income (loss) before taxes and minority interest:
Performance Additives	$85.9	$88.6
Specialty Compounds	22.3	20.8
Electronics	5.2	(11.3)
Specialty Chemicals	89.4	34.0
Titanium Dioxide Pigments	20.2	21.1
Advanced Ceramics	34.1	3.3
Groupe Novasep	(47.8)	18.4
Corporate	(44.7)	(297.9)
Total	$164.6	$(123.0)

Adjusted EBITDA:
Performance Additives	$148.3	$154.9
Specialty Compounds	29.5	28.8
Electronics	26.9	28.9
Specialty Chemicals	174.2	141.4
Titanium Dioxide Pigments	86.6	84.6
Advanced Ceramics	93.8	80.3
Groupe Novasep	51.9	61.1
Corporate	(40.3)	(40.1)
Total	$570.9	$539.9

	Change: Actual Year Ended December 31, 2005 vs. Pro Forma Year Ended December 31, 2004
			Foreign
			Exchange	Organic	Organic Change
($ in millions)	Total Change In $	Total Change in%	Effect in $	Change in $	in%

Net sales:
Performance Additives	$5.9	0.9%	$0.9	$5.0	0.7%
Specialty Compounds	37.1	18.5	0.7	36.4	18.2
Electronics	13.7	8.1	1.7	12.0	7.1
Specialty Chemicals	82.4	10.8	6.2	76.2	10.0
Titanium Dioxide Pigments	8.5	2.0	(0.6)	9.1	2.2
Advanced Ceramics	20.1	5.8	1.3	18.8	5.4
Groupe Novasep	40.5	12.0	(1.2)	41.7	12.3

Total	$208.2	7.1%	$9.0	$199.2	6.8%

Income (loss) before taxes and minority interest:
Performance Additives	$(2.7)	(3.0)%
Specialty Compounds	1.5	7.2
Electronics	16.5	146.0
Specialty Chemicals	55.4	162.9
Titanium Dioxide Pigments	(0.9)	(4.3)
Advanced Ceramics	30.8	933.3
Groupe Novasep	(66.2)	(359.8)
Corporate	253.2	(85.0)

Total	$287.6	233.8%

Adjusted EBITDA:
Performance Additives	$(6.6)	(4.3)%	$1.1	$(7.7)	(5.0)%
Specialty Compounds	0.7	2.4	0.2	0.5	1.7
Electronics	(2.0)	(6.9)	—	(2.0)	(6.9)
Specialty Chemicals	32.8	23.2	1.4	31.4	22.2
Titanium Dioxide Pigments	2.0	2.4	(0.1)	2.1	2.5
Advanced Ceramics	13.5	16.8	(0.1)	13.6	16.9
Groupe Novasep	(9.2)	(15.1)	0.2	(9.4)	(15.4)
Corporate	(0.2)	0.5	(0.1)	(0.1)	0.2

Total	$31.0	5.7%	$2.6	$28.4	5.3%

Actual year ended December 31, 2005 compared with pro forma year ended December 31, 2004

Overview

Net sales increased $208.2 million on a pro forma basis over the prior year with $9.0 million due to currency changes. The remaining sales improvement of $199.2 million was attributable to increases in all segments, particularly in the Specialty Compounds, Specialty Chemicals, Advanced Ceramics and Groupe Novasep segments.

Income (loss) before taxes and minority interest on a pro forma basis increased by $287.6 million over the prior year period due to the sales increases noted above, an increase in foreign exchange gains of $241.0 million primarily recorded within Corporate reflecting the non-cash impact of our euro-denominated debt due to a weaker euro as of September 30, 2005 versus December 31, 2004 (versus losses recorded in the same period in the prior year) and a $61.1 million charge to cost of products sold (inventory write-up reversal) in 2004 related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. The euro-denominated debt was designated as a net investment hedge as of October 1, 2005.This was partially offset by higher raw material, manufacturing costs, restructuring costs, higher selling, general and administrative expenses, costs incurred of $36.6 million in the third quarter of 2005 related to the IPO and increased impairment charges of $34.1 million primarily related to the downsizing of the Rohner manufacturing facility within our Groupe Novasep segment.

Adjusted EBITDA increased $31.0 million on a pro forma basis over the prior year period with $2.6 million due to currency changes. The remaining increase of $28.4 million was due to the sales increases noted above, partially offset by higher raw material, manufacturing costs and higher selling, general and administrative expenses.

Pro Forma Net Sales

Performance Additives. Net sales on a pro forma basis for our Performance Additives segment increased $5.9 million primarily due to higher selling prices to offset higher raw material costs, partially offset by lower volumes, primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market, in the Color Pigments and Services business on lower demand for construction products in Europe and in the Clay-based Additives business on lower sales to the carbonless copy paper market in Europe.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $37.1 million over the prior period primarily due to higher selling prices to offset higher raw material costs and stronger sales volume in our wire and cable compounds business.

Electronics.   Net sales for our Electronics segment increased $13.7 million over the prior year period with $1.7 million due to currency changes. The remaining increase of $12.0 million was primarily due to increased sales volumes in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets, as well as increased demand for cell phone and personal computer products, partially offset by selling price declines and lower volumes in the Wafer Reclaim business.

Specialty Chemicals. Net sales on a pro forma basis for our Specialty Chemicals segment increased $82.4 million over the prior period, including $6.2 million related to currency changes. The remaining increase of $76.2 million was primarily due to higher volumes and higher selling prices to offset higher raw material costs in both the Fine Chemicals and Surface Treatment businesses. Sales in the Surface Treatment business were favorably impacted by growth in most markets and regions served, particularly in Europe in the Aerospace and Automotive industries. Strong Lithium applications, particularly in the glass, pharmaceutical and cosmetics industries, continued to have a favorable impact on sales in the Fine Chemicals business.

Titanium Dioxide Pigments. Net sales for our Titanium Dioxide Pigments segment increased $8.5 million on a pro forma basis versus the prior year period due to increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase grade due to weaker demand in the synthetic fiber market as a result of historically low cotton prices and the unfavorable impact of currency changes.

 Advanced Ceramics. Net sales for our Advanced Ceramics segment increased $20.1 million on a pro forma basis over the prior year period, including $1.3 million related to currency changes. The remaining increase of $18.8 million was primarily due to increased volumes of medical products, due to higher demand for ceramic hip replacement components, and a better mix of Piezo applications, partially offset by selling price declines primarily in electronic applications.

Groupe Novasep. Net sales for our Groupe Novasep segment increased $40.5 million on a pro forma basis as compared to the prior year period primarily due to sales generated by the Groupe Novasep SAS acquisitions made after the third quarter of 2004, partially offset by lower sales at the Rohner plant due to continued capacity utilization issues.

Pro Forma Adjusted EBITDA

Performance Additives.   Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased $6.6 million despite $1.1 million of favorable currency changes. The remaining decrease of $7.7 million was primarily due to higher raw material and energy costs and lower sales volumes, partially offset by higher selling prices and lower selling, general and administrative expenses.

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $0.7 million primarily due to higher selling prices and stronger sales volume in our wire and cable compounds business, partially offset by higher raw material costs primarily due to PVC resin and other key raw material cost increases and higher manufacturing costs.

Electronics.   Adjusted EBITDA for our Electronics segment decreased $2.0 million primarily due to higher manufacturing costs in the Wafer Reclaim and Photomasks businesses and lower volumes and selling prices in the Wafer Reclaim business, partially offset by higher sales volumes to the printed circuit board and semiconductor markets.

Specialty Chemicals. Adjusted EBITDA for our Specialty Chemicals segment increased $32.8 million on a pro forma basis over the prior period, including $1.4 million related to currency changes. The remaining increase of $31.4 million was primarily due to higher volumes and selling prices in both the Fine Chemicals and Surface Treatment businesses, partially offset by higher raw material costs.

Titanium Dioxide Pigments. Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $2.0 million on a pro forma basis over the prior year period, primarily due to increased volumes of our titanium dioxide products in rutile grade, higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase grade and higher raw material and energy costs.

Advanced Ceramics. Adjusted EBITDA for our Advanced Ceramics segment increased $13.5 million on a pro forma basis over the prior year period primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines and increased manufacturing and raw material costs.

Groupe Novasep. Adjusted EBITDA for our Groupe Novasep segment decreased $9.2 million on a pro forma basis as compared to the prior year period primarily due to continued capacity utilization issues at the Rohner plant including the loss of customers in the prior year that have not been replaced, while higher sales at the remaining facilities did not yield a proportionate increase in Adjusted EBITDA as the higher sales level stemmed from lower margin business. In addition, 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

Corporate.   Adjusted EBITDA loss at Corporate increased $0.2 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were partially offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Reconciliation of Pro Forma Income (Loss) before taxes and minority interest to Pro Forma Adjusted EBITDA for the year ended December 31, 2004

Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure on a consolidated basis and income (loss) before taxes and minority interest as the most comparable U.S. GAAP measure on a segment basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma income (loss) before taxes and minority interest to pro forma Adjusted EBITDA on a consolidated and segment basis for the year ended December 31, 2004:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Groupe Novasep	Corporate	Consolidated
Year ended December 31, 2004

Income (loss) before taxes and minority interest	$88.6	$20.8	$(11.3)	$34.0	$21.1	$3.3	$18.4	$(297.9)	$(123.0)
Interest expense, net	30.0	(0.5)	6.6	43.9	28.3	30.0	9.9	96.1	244.3
Depreciation and amortization	34.2	7.7	20.8	38.1	28.4	25.5	24.1	1.0	179.8
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Cancelled acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Costs incurred related to debt modifications	—	—	—	—	—	—	—	2.0	2.0
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	1.0	—	—	25.4	6.6	20.8	7.3	—	61.1
Write-off of deferred debt issuance costs	0.4	0.2	0.1	—	—	—	—	24.4	25.1
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.9	124.0	125.7
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	(0.3)	1.7	2.7

Total Adjusted EBITDA	$154.9	$28.8	$28.9	$141.4	$84.6	$80.3	$61.1	$(40.1)	$539.9

The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net loss to pro forma Adjusted EBITDA on a consolidated basis for the year ended December 31, 2004:

Year Ended
($ in millions)	December 31, 2004
Net loss	$(190.1)
Income tax provision	67.1
Loss before taxes and minority interest	(123.0)
Interest expense, net	244.3
Depreciation and amortization	179.8
Impairment charges	11.0
Restructuring and related charges	1.1
Systems/organization establishment expenses	4.8
Cancelled acquisition and disposal costs	0.5
Costs incurred related to debt modifications	2.0
Stamp duty tax	4.0
Inventory write-up reversal	61.1
Write-off of deferred debt issuance costs	25.1
Loss from disposed businesses	0.8
Foreign exchange loss	125.7
Other	2.7
Total Adjusted EBITDA	$539.9

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at December 31, 2005 exchange rates.

Operating Activities. Net cash provided by operating activities was $260.5 million, $179.3 million and $42.6 million in 2005, 2004 and 2003, respectively. Net cash provided by operating activities increased in 2005 from higher Adjusted EBITDA, partially offset by an increase in operating working capital primarily due to higher sales levels in 2005 and certain one time payments in 2005. Net cash provided by operating activities increased in 2004 over 2003 due to operating cash flows generated from the businesses acquired in the Dynamit Nobel Acquisition for the five-month period ended December 31, 2004 and the stronger operating results from the historical Rockwood segments.

Investing Activities. Net cash used in investing activities was $279.5 million in 2005, $2,249.9 million in 2004, and $48.5 million in 2003. Net cash used for investing activities for the year ended December 31, 2005 was comprised primarily of capital expenditures, which were up primarily due to a full year of capital expenditures in 2005 for the Dynamit Nobel acquired businesses and the acquisition of the Sud Chemie businesses in December 2005. Net cash used for investing activities for the year ended December 31, 2004 includes $2,137.9 million related to the Dynamit Nobel Acquisition, the acquisition of the pigments and dispersions business of Johnson Matthey Plc. and the Groupe Novasep combination. The remaining change in net cash used for investing activities for 2004 as compared to 2003 was primarily due to the 2003 acquisition of Southern Color partially offset by higher capital expenditures related to the businesses acquired in the Dynamit Nobel Acquisition for the five-month period ended December 31, 2004.

Financing Activities. Net cash provided by financing activities was $8.9 million and $2,134.4 million in the years ended December 31, 2005 and 2004, which included scheduled payments for long-term debt. Net cash provided by financing activities for the year ended December 31, 2005 included the issuance of common stock in connection with the IPO and the repayment of long-term debt and redeemable convertible preferred stock. Net cash provided by financing activities was $2,134.4 million for the year ended December 31, 2004 due to net financing proceeds for the acquisitions discussed above of $2,137.9 million (primarily the Dynamit Nobel Acquisition), equity contributions of $425.0 million for the Dynamit Nobel Acquisition, as well as management equity contributions of $7.0 million. Net cash used in financing activities was $1.7 million in 2003.

Liquidity

On August 22, 2005, we completed an IPO of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. As a result, we received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were used as follows:

•                  $61.1 million and €98.3 million ($120.2 million, based on the August 22, 2005 exchange rate of €1.00= $1.2232) was used to redeem the outstanding principal amounts of the pay-in-kind loans and notes (described below), which were reported as part of long-term debt, and to pay accrued and unpaid interest and a redemption premium;

•                  $89.2 million was used to redeem the outstanding principal amount of the 12% senior discount notes (described below), which were reported as part of long-term debt (including accreted and unpaid interest), which were held by an affiliate of KKR;

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

A total of $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB. This amount consists of $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by Credit Suisse, an affiliate of DLJMB, in its capacity as underwriter. At the time of the IPO, five of the nine members of our board of directors were affiliated with KKR; two were affiliated with DLJMB; one, our chairman, is our chief executive officer; and one is an independent Board of Director appointed on August 1, 2005. Prior to August 1, 2005, our board of directors consisted of eight members who voted unanimously to approve the offering. Currently, our board of directors consists of nine members, four of which are affiliated with KKR.

The pay-in-kind loans and notes, which were incurred and issued by our direct subsidiary Rockwood Specialties Consolidated, Inc., accrued interest at the rate of 15% per year and were to mature in 2011 and 2015, respectively. Interest was paid on these loans and notes by increasing the principal amount outstanding rather than making cash payments. The senior discount notes, which were issued by our indirect subsidiary Rockwood Specialties International, Inc., accrued interest at the rate of 12% per year, but did not require cash interest payments until 2007, and were to mature in 2011. The 2011 Notes, which were issued by Group, accrue interest at the rate of 10 5/8% per year and mature in 2011. The redeemable convertible preferred stock accumulated dividends at 15% per year. See Note 15, “Redeemable Convertible Preferred Stock.”

For the years ended December 31, 2005, 2004 and 2003, interest expense on the debt paid off with IPO proceeds was $33.3 million, $45.7 million and $31.5 million, respectively.

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons. See Item 1, “Business,” and Item 1A, “Risk Factors.”

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2006 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in the General section of our MD&A, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility are insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions.

As of December 31, 2005, we had actual total indebtedness of $2,843.8 million. As of December 31, 2005, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $196.0 million, after giving effect to $24.0 million of letters of credit issued on our behalf and outstanding borrowings of $30.0 million under the revolving credit facility.

We incurred substantial amounts of debt in connection with the Dynamit Nobel Acquisition. Specifically, we entered into new senior secured credit facilities of approximately $1,454.2 million and a new senior subordinated loan facility of $854.5 million (based on the exchange rate at July 31, 2004). We also received an equity contribution of $425.0 million from affiliates of KKR and DLJMB. The proceeds from the acquisition financings were used at the closing of the Dynamit Nobel Acquisition to finance the purchase price of the businesses acquired in the Dynamit Nobel Acquisition, repay all amounts outstanding under our old senior credit facilities (which totaled approximately $442.2 million), repay assumed debt of approximately $129.0 million, fund approximately $20.0 million of cash settlement of derivative transactions related to the Dynamit Nobel Acquisition and pay related fees and expenses. We also assumed certain standby letters of credit and comparable obligations.

In connection with the Dynamit Nobel Acquisition, we also received equity contributions of approximately $7.0 million from management and certain other employees. Specifically, from September 2004 to December 2004, we sold 477,428 shares of our common stock to members of our management and certain other employees for gross proceeds of $7.0 million. In connection with the sale of these shares, pursuant to the stock plan, we granted stock options to purchase an aggregate of 2,091,852 shares of common stock to these members of our management and certain other employees.

Subsequent to the closing of the Dynamit Nobel Acquisition, on September 27, 2004, we drew the remaining $50.4 million of the term loans in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc. In addition, on October 8, 2004, we amended the senior secured credit facilities to borrow an additional $160.0 million and €52.7 million (or $225.5 million in aggregate) of term loans and used the additional borrowings to repay a portion of our senior subordinated loan and to pay related fees. On November 10, 2004, we issued the 2014 Notes and used the net proceeds to repay the remaining outstanding borrowings under the senior subordinated loan facility of $260.1 million and €313.2 million (or $664.9 million in the aggregate), plus accrued interest on the remaining outstanding borrowings and pay related fees and expenses and fund general corporate purposes. On December 10, 2004, we refinanced all outstanding borrowings under the tranche B term loans with new tranche D term loans in order to reduce interest expense.

On December 31, 2004, we assumed approximately €27.8 million ($37.8 million) plus $10.8 million (or an aggregate of $48.6 million) of debt and approximately €10.7 million (or $14.6 million) in cash, in connection with the combination of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS. As a result of the combination, our subsidiary Knight Specialite Synthese SAS acquired approximately 66% of the stock of Groupe Novasep SAS held by outside investors and approximately 3% held by the Groupe Novasep SAS management, and the Groupe Novasep SAS management contributed its remaining stock of 30.6% of Groupe Novasep SAS to Knight Specialite Synthese SAS in exchange for shares in Knight Specialite Synthese SAS. As a result of the transaction, we own approximately 79% of Knight Specialite Synthese SAS, which has now been renamed Groupe Novasep; management owns the remaining 21%. We used cash on hand to finance this transaction.

Senior secured credit facilities. The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $46.1 million at December 31, 2005) and tranche A-2 term loans in an aggregate principal amount of €170.4 million (or approximately $201.0 million at December 31, 2005), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                  tranche E term loans in an aggregate principal amount of $1,139.3 million at December 31, 2005, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.00% or (ii) ABR plus 0.75%;

•                  tranche F term loans in an aggregate principal amount of €273.4 million (or approximately $322.5 million at December 31, 2005), maturing on July 30, 2012 and bearing interest at Adjusted EURIBOR plus 2.75%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of December 31, 2005, we had $30.0 million outstanding under this facility at a rate of 6.63%. In addition, we had outstanding letters of credit of $24.0 million that reduced our availability under the credit facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on December 31, 2005 of €1.00=$1.1796. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test.

Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche F term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche C term loans and tranche D term loans, respectively, with the remainder due at the final maturity date.

The Company’s borrowings and the borrowings of Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

In addition to the financial covenants described below under “Covenant Compliance,” the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions.

2011 Notes and 2014 Notes.   The 2011 Notes had an aggregate principal amount of $273.4 million, at December 31, 2005, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($442.4 million) in the case of the euro notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. As previously discussed, $101.6 million, or 27%, of the 2011 Notes were redeemed as part of the IPO. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of euro notes and 7.500% in the case of dollar Notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem up to 35% of the initial aggregate principal amount of the 2011 Notes at a redemption price equal to 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date at any time prior to May 15, 2006, with the net proceeds of one or more equity offerings. Thereafter, the Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity.

The 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under “Covenant Compliance”); pay dividends or make other equity distributions or repurchase capital stock (as described below under “Covenant Compliance”); make investments or other restricted payments (as described below under “Covenant Compliance”); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

Covenant compliance. In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

•                  a maximum total leverage ratio: for the twelve-month period ended December 31, 2005, net debt to Adjusted EBITDA must be less than 6.50 to 1; for such period, our ratio equaled 4.93 to 1; and

•                  a minimum interest coverage ratio: for the twelve-month period ended December 31, 2005, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.75 to 1; for such period, our ratio equaled 2.80 to 1.

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

The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2005, the fixed charge coverage ratio equaled 2.80. These covenants are material terms of the indentures governing the 2011 Notes and 2014 Notes.

We were in compliance with all of the above covenants as of December 31, 2005 and 2004.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2005	2004	2003
Net cash provided by operating activities	$260.5	$179.3	$42.6
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	50.0	(9.1)	21.4
Current portion of income tax provision	32.0	21.6	9.3
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	203.2	128.1	75.5
Restructuring and related charges	14.4	1.1	1.9
CCA litigation defense costs	1.2	—	—
Systems/organization establishment expenses	4.1	4.8	1.6
Cancelled acquisition and disposal costs	1.2	0.5	1.9
Costs incurred related to debt modifications	1.0	2.0	1.4
Business interruption costs and insurance recovery	—	—	(4.5)
Stamp duty tax	—	4.0	—
Inventory write-up reversal	3.1	—	0.1
Management services agreement termination fee	10.0	—	—
Bad debt provision	(2.0)	(2.8)	(1.7)
Gains related to asset sales	(4.4)	—	—
Loss from disposed businesses	—	0.8	—
Other	(3.4)	2.1	—
Total Adjusted EBITDA	$570.9	$332.4	$149.5

Assumed debt. Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under ten euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €24.5 million ($28.9 million) as of December 31, 2005. These term loans mature between 2006 and 2019 and bear annual interest rates ranging between 1.00% and 4.58% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under six term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $36.4 million as of December 31, 2005, of which $33.9 million was paid in January 2006. These term loans mature between 2005 and 2011 and bear annual interest rates ranging between 2.22% and 5.64%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €10.8 million ($12.8 million) and $9.0 million ($21.8 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Groupe Novasep subsidiary level totaling €5.0 million ($5.9 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €14.0 million ($16.5 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

“Assumed long-term debt” includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2005:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion(a)	$4,039.6	$297.0	$534.0	$482.8	$2,725.8
Operating leases	81.3	20.9	26.1	12.7	21.6
Purchase obligations(b)	248.5	147.0	101.1	0.2	0.2
Total(c)(d)	$4,369.4	$464.9	$661.2	$495.7	$2,747.6

(a)                                  Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Includes estimated scheduled cash interest payments totaling $1,195.8 million. A portion of the debt balance outstanding as of December 31, 2005 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2005. See Note 9, “Long-Term Debt.”

(b)                                 Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)                                  Statutory minimum funding requirements for 2006 for defined benefit pension plans are not included as such amounts have not been determined. For 2006, the Company expects to make contributions of approximately $7.6 million to pension trusts and $12.7 million directly to plan participants as benefit payments. Future contributions are not included, as they are not fixed either as to timing or amount.

(d)                                 Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities or assets depending on the mark to market position. At December 31, 2005, the mark to market position of obligations relating to derivative contracts was an asset and was recorded in “Other Assets” in the consolidated balance sheet.

Capital Expenditures

Rockwood’s capital expenditures in 2005 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Advanced Ceramics, Specialty Chemicals and Groupe Novasep segments. Capital expenditures in our Advanced Ceramics segment primarily related to expanding our medical products production facility. In our Specialty Chemicals segment, we made a significant investment in connection with Lithium production. Capital expenditures also consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment.

For the year ended December 31, 2005, capital expenditures, excluding capital leases, were $199.2 million. Capital expenditures for 2006 are expected to be approximately the same as 2005 expenditures. For the years ended December 31, 2004 and 2003, our capital expenditures amounted to $27.5 million and $34.3 million, respectively, excluding capital leases and capital expenditures of the acquired businesses of Dynamit Nobel. Capital expenditures in 2004 of the acquired businesses of Dynamit Nobel during the five-month period from the date the Dynamit Nobel Acquisition was consummated amounted to an additional $85.3 million.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2005, our capital expenditures for SHE matters totaled approximately $32.8 million, excluding costs to maintain and repair pollution control equipment. For 2006, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws.

We are applying our capital discipline and stringent controls to reduce our future capital expenditures as compared to historical levels for the acquired businesses of Dynamit Nobel. Our annual capital expenditures could increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales.

Foreign currency related transactions

As of December 31, 2005, based on the exchange rate of €1.00 = $1.1796, $1,135.2 million of the debt outstanding is denominated in euros (€962.4 million). A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.6 million the U.S. dollar equivalent of our total euro-denominated debt of €962.4 million. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Management and transaction fees

Approximately $21.5 million and $9.0 million of the transaction fees, including reimbursable expenses, were paid to KKR or its affiliates and to DLJMB III, respectively. In addition, approximately $25.5 million of financing fees was paid to Credit Suisse or its affiliates. Effective with the Dynamit Nobel Acquisition, KKR and DLJMB III had previously provided us with consulting and management advisory services for an aggregate annual fee of $2.1 million, increasing 5% annually. In connection with the initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

Commitments and Contingencies

See Note 21, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

See Note 1, “Description of Business and Summary of Significant Accounting Policies” for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

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

Initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA for the current year and the following year budget. If potential impairment is identified, we may expand the review to take into account expected future cash flows in subsequent years. Similarly, when we test for impairment of long-lived assets other than goodwill we initially review the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively “asset”). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of SFAS 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value. We did not recognize a goodwill impairment loss for the year ended December 31, 2005 as a result of the impairment testing that was completed in 2005. For the years ended December 31, 2004 and 2003, we did recognize goodwill impairment losses of $4.0 million and $19.3 million, respectively, in our Electronics segment as a result of the impairment testing that was completed.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the peer group multiples used in 2005 had been 10% lower, we might have had a potential goodwill impairment of $29.0 million in one of our reporting units. If the peer group multiples used in 2004 had been 10% lower, no additional goodwill impairment would have been recorded. However, if the peer group multiples used in 2003 had been 10% lower, we might have had an additional goodwill impairment of approximately $8.0 million in one of our reporting units. As noted above, if we had discovered such a potential impairment we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years, which might have resulted in a different impairment assessment.

In 2005, we reviewed for impairment the assets of our Rohner AG facility within our Groupe Novasep reporting unit (See Note 17, “Impairment Charges,” for further detail). Based on this review, it was determined that an impairment charge of $44.4 million to the remaining amount of property, plant and equipment of the Rohner facility should be recorded. During 2005, we have not had any other circumstances that caused us to review the values of any other individual long-lived assets for impairment. In 2004 and 2003, we also reviewed for impairment the assets of an entire reporting unit within our Electronics segment as goodwill impairment charges were recorded. Had the calculation multiple in 2003 or the future cash flow estimates in 2004 been 10% lower, we would have recorded an additional impairment in this reporting unit of approximately $3.5 million in 2003 and $1.1 million in 2004.

Business Combinations. We account for business combinations using the purchase method of accounting as required by SFAS 141, Business Combinations. Under the purchase method of accounting, we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

•                  The fair values of work-in-process and finished goods inventories are estimated based on selling price less selling profit. The calculation of selling profit requires a judgment on the relative margins derived from manufacturing vs. marketing efforts.

•                  The fair value of property, plant and equipment can be estimated by a variety of methods taking into account market values, replacement cost, and remaining useful life. Although market value and replacement cost is sometimes readily obtainable, often this requires judgment, as does determining the estimated remaining useful life. When we believe that property, plant and equipment acquired will be material to our overall balance sheet, or that fair value might represent a significant difference from the historical cost (net of accumulated depreciation) of such assets, we have engaged an independent appraiser to provide us with expert advice on such estimates, as we have done in our recent acquisitions and combinations of Dynamit Nobel, Groupe Novasep and the Sud Chemie businesses acquired. However, it is not uncommon for appraisers to differ on the valuation of items (such as manufacturing equipment) where a ready secondary market does not exist.

•                  The fair value of identifiable intangible assets such as patents and other intellectual property, customer lists, and trademarks, can be estimated by discounted cash flow and return on royalties. The process utilized to identify intangible assets is consistent with the requirements of SFAS 141. When considered material, we have engaged an independent appraiser to provide expert advice in the identification of intangible assets acquired, valuation of such assets and determination of the estimated useful life. An independent appraiser, with management’s oversight and input, is required to make judgments and estimates that could cause such appraisals to differ from those of other appraisal experts.

•                  In order to determine the fair value of intangible assets and other long terms assets, a discount rate and royalty rate is determined in conjunction with our independent appraiser. Prior to becoming a public company, we used a discount rate based on the capital structure and beta analysis of our closest peers in order to determine the weighted average cost of capital. The royalty rate is based on professional judgment taking into consideration the type of product, market and perceived strength. The discount rate and royalty rate has a material impact on the determination of the fair value.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $44.8 million for known environmental liabilities as of December 31, 2005. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined. At December 31, 2005, the environmental reserve related to the Rohner facility within our Groupe Novasep segment was $10.5 million. As we announced, Rohner AG was sold in March 2006 (see Note 17, “Impairment Charges,” for further detail).

We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Note 21, “Commitments and Contingencies.”

Restructuring. We record restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of our operations as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. These charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, we calculate our best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

For example, we have accrued liabilities of $13.6 million as of December 31, 2005 to cover restructuring liabilities for employee severance, facility closure and relocation costs. The portion of this accrued liability that was recorded as part of purchase accounting is not charged to operations, but was recorded as part of goodwill. In the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

We have cumulative net operating loss carry forwards in the U.S., Germany, Switzerland, Italy, and the U.K., for which we have reserved. The valuation allowance also includes certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. In accordance with Company policy, the U.S. Federal valuation allowance has been partially reversed as a result of positive operating results. We have not recorded valuation allowances on a significant portion of our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

SFAS 109, Accounting for Income Taxes, (“SFAS 109”) paragraph 105, “requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance.” Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2003, 2004 and 2005, and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

As of December 31, 2003, we had three years of net cumulative losses in the United States. Our policy to determine income from future operations is based on determining the normalized annual taxable income, averaged over the last three years. The steady-state analysis used to determine the amount of future taxable income available to utilize the U.S. federal net operating losses (“NOL”) adjusts items included in the financial pre-tax loss, which are not taxable (permanent items) or represent items considered to be non-recurring items. The steady-state analysis includes material management assumptions that relate to the appropriateness of including non-recurring items. For 2003, non-recurring adjustments in our analysis included:

•                  fundamental change in the Timber Treatment Chemicals division of the Performance Additives segment from the EPA-mandated change from CCA to ACQ resulting in an increase in the expected profit margin on the change in underlying sales volume from CCA to sales volume of ACQ;

•                  the restructuring charge incurred during 2001 in connection with the KKR Acquisition and its resulting organization as a stand-alone company of $9.7 million;

•                  the write-off of deferred financing charges related to the 2003 debt refinancing of $38.3 million; and

•                  the temporary differences related to the interest expense associated with the pay-in-kind loans and notes and senior discount notes (the temporary difference is excluded from the steady-state analysis and included as part of the scheduling exercise as an expense in the year in which the temporary difference is estimated to reverse).

We use this steady-state analysis to determine whether any valuation allowance is required. A partial valuation allowance would be required if there is an excess amount of the net deferred tax asset over the cumulative normalized taxable income during the statutory recovery period; a full valuation allowance would be required in the event the steady-state analysis results in a tax loss. In determining whether there is an excess of deferred tax assets, the measurement period for recovery of the asset begins when the underlying temporary differences become tax deductible.

As of December 31, 2003, based on our policy and the steady-state analysis, we determined that no valuation allowance was required on the deferred tax assets related to the U.S. federal net operating loss carry forwards of $78.7 million as the analysis resulted in steady-state taxable income sufficient to generate the minimum amount of taxable income of $3.9 million necessary in order to fully recover the deferred tax asset. During 2003, the valuation allowance was increased by $6.3 million for increases in foreign and state net operating losses ($16.4 million balance at December 31, 2003).

During the fourth quarter of 2004, the further weakening of the U.S. dollar resulted in significant foreign exchange losses on our euro-denominated debt resulting in a three-year steady-state taxable loss. Based on our policy and the resulting cumulative steady-state loss analysis, we determined during the fourth quarter that a full valuation allowance was required on the deferred tax assets of $48.2 million related to the U.S. federal net operating loss carry forwards (including acquired net operating loss carry forwards) of $137.8 million. In addition, as a result of the cumulative steady-state loss, we recorded a full valuation allowance of $34.1 million during the fourth quarter on the remaining net United States deferred tax assets including interest on the pay-in-kind loans and notes and the senior discount notes. The remaining increase of $22.0 million relates to certain foreign and state net operating losses. The increase in the valuation allowances ($104.3 million) during 2004 resulted in a total valuation allowance at December 31, 2004 of $120.7 million.

The worldwide valuation allowance of $120.7 million has been reduced to $77.1 million at December 31, 2005. The $43.6 million reversal is primarily due to the decrease in U.S. deferred tax assets. Of this reduction, $17.6 million has been recorded as a decrease to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel Acquisition; $12.7 million reversing through other comprehensive income; $8.7 million has been reflected as a reduction in income tax expense in 2005; and the remainder relates to foreign currency translation adjustments. The determination of the net operating losses to be utilized is based on a “first-in, first-out” methodology.

Tax Planning Strategy - We also identified a tax planning strategy as part of our evaluation of evidence needed to rebut the presumption that a full valuation allowance was required for U.S. NOL carry forwards at December 31, 2003. Specifically, we identified the sale of an appreciated non-core business. While the existence of a qualifying strategy often provides more objectively determinable evidence of realization and may be given more weight than a forecast of future taxable income, in our analysis we did not rely entirely on the potential sale because we had other sources of taxable income which were sufficient for us to conclude that no valuation allowance was required at December 31, 2003.

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

To the extent that the provision for income taxes increases/decreases by 1 percent of income before taxes, consolidated income before taxes would have declined/improved by $1.6 million in 2005.

Stock-Based Compensation. The sales of common stock and grants of stock options during the year ended December 31, 2004 were made to management and certain other employees as part of the Dynamit Nobel Acquisition. Accordingly, our board of directors determined that sales and grants would be made at the same purchase price and related exercise price per share paid by KKR and DLJMB. We and KKR had negotiated this price with DLJMB on an arm’s-length basis based on our financial condition, historical results of operations and forecasts of the combined entity resulting from the Dynamit Nobel Acquisition.

Determination of Fair Value–At the time the shares of common stock were sold and the stock options were granted, our board of directors determined that the price per share paid by DLJMB as part of the Dynamit Nobel Acquisition provided objective in evidence of the fair value of the common stock sold and options granted in the 2004 management equity program, and thus did not obtain a contemporaneous valuation by an unrelated valuation specialist.

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

•                    uncertainty and risk surrounded the integration of the acquired Dynamit Nobel businesses with our historical businesses; and

•                  at the time of the sales of common stock and the grants of stock options, we had not yet completed the Groupe Novasep combination, which was subject to numerous closing conditions.

Subsequently, we performed a valuation of our common stock as of November 30, 2004 using a retrospective approach consistent with the valuation techniques applied in connection with the July 2004 equity investment by KKR and DLJMB. The results of this valuation approach were materially consistent with our board of director’s conclusion that the fair value of the common stock on the date of sale or grant was the same as the price per share paid by DLJMB.

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

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value–In determining the fair value of our common stock prior to becoming a public company, we needed to make complex and subjective judgments. This determination represented a critical accounting estimate. Specifically, we retrospectively determined fair value as of November 30, 2004 by multiplying the adjusted EBITDA of the combined company on a pro forma last twelve months basis by the same multiple at which KKR and DLJMB valued the combined Rockwood and Dynamit Nobel businesses in July 2004. The enterprise value of the combined company was then determined by subtracting from this amount the combined company’s long-term debt, net of cash and cash equivalents, as of November 30, 2004. This resulting enterprise value was then divided by the outstanding number of shares as of November 30, 2004 to determine the estimated fair value per share.

Significant Factors Contributing to the Difference between Fair Value as of the dates of each grant and IPO Price–During the year ended December 31, 2004, we granted 2,091,852 stock options, each with an exercise price of $14.61 per share, which we also determined to be the fair value of our common stock. We believe the difference between $14.61 per share and the public offering price is due to several factors that were not anticipated on the dates of the common stock sales and stock option grants and certain events that have occurred, and have resulted, in an increased fair value of our common stock in connection with the initial public offering. They include:

•                  Market factors

Successful Initial Public Offerings by Two Chemical Companies–Two chemical companies successfully completed an initial public offering in November 2004 and January 2005. This return of chemical companies to the public equity markets in an initial public offering context bolstered our equity value by significantly increasing our chances of successfully completing an initial public offering. Based on the successful initial public offering in the United States of one of these companies, previously listed in Germany, the likelihood of a successful U.S. initial public offering of a chemicals company with significant European operations, such as Rockwood, increased significantly.

Completion of the Initial Public Offering–The completion of the initial public offering in August 2005 increased the value of our common stock due to the resulting significant increase in liquidity and marketability. In addition, due to the repayment of our pay-in-kind loans and redemption of our pay-in-kind notes and senior discount notes, which had a high rate of interest and due to the significant reduction in the cost of equity as a public company, we believe our weighted average cost of capital has declined contributing to a higher valuation of our common stock.

•                  Business factors

Reduced Leverage–The application of a substantial portion of the net proceeds of the initial public offering to reduce our substantial leverage has improved our liquidity significantly. This positively affects the “net equity value,” increasing the overall fair value of the common stock.

Successful Integration of Dynamit Nobel. The integration risk associated with the Dynamit Nobel Acquisition has been largely eliminated since the time of the sales of common stock and grants of stock options.

Completion of the Groupe Novasep Combination. On December 31, 2004, we completed the Groupe Novasep combination. We believe this combination improved the value of this segment and our overall value.

During 2005, we granted stock options for 57,000 shares of common stock. These options had an exercise price equal to the fair market value of our common stock on the date of the grant. In accordance with SFAS No. 123R, “Share-Based Payment,” which we adopted on January 1, 2006, we are required to recognize the cost resulting from all share-based payment awards in our statement of operations beginning in the first quarter of 2006. The adoption of this standard will not have a material impact on the Company in the first quarter of 2006.

Pensions, Postemployment and Postretirement Costs. In connection with the KKR, Dynamit Nobel, and pigments and dispersion acquisitions as well as the Novasep combination, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR and pigments and dispersion acquisitions, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates). These assumptions may have an effect on the amount and timing of future contributions or benefit payments. For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We cannot predict these bond yields or investment returns and therefore cannot reasonably estimate whether adjustments to our stockholders’ equity for minimum pension liability in subsequent years will be significant.

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2005. The estimates were based on inquiries of the actuaries of plans representing approximately 80% of total pension funded status as of December 31, 2005. Remaining plans are assumed to have similar sensitivities. The December 31, 2005 funded status and stockholders’ equity are affected by assumptions as of December 31, 2005 while 2005 annual pension expense is affected by December 31, 2004 assumptions:

	As of December 31, 2005
($ in millions)	U.S. Plans	Non-U.S. Plans		2005 Pension
Impact of a Change in Discount Rate (a)	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.2	$20.5	$(15.7)	$(0.5)
-25 basis points	(1.2)	(21.3)	16.6	0.5

(a)                                  Based on sensitivities provided by actuaries for the main German and U.K. schemes. Other countries plans are assumed to have similar sensitivities.

As shown above, changes in the discount rate can have a significant effect on the funded status of our pension plans and stockholders’ equity. As noted above, the funded status and stockholders’ equity of our funded plans might also be significantly affected by assumptions concerning expected return of plan assets. However, given that most of our pension obligations do not require funding, such sensitivity would be significantly less.

Useful lives of Plant and Equipment. We determine the estimated useful lives and related depreciation charges for our plant and equipment. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. To the extent actual lives are less than previously estimated lives, we will increase our depreciation charge or will write-off or write-down obsolete assets.

To the extent that our plant and equipment actual useful lives differ from management’s estimates by 10 percent, consolidated net income would be an estimated $15.5 million higher/lower based upon 2005 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Useful lives of Other Intangible Assets. We determine the estimated useful lives and related amortization charges for our other intangible assets. Other intangible assets primarily consist of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4 to 20 years. Trade names and trademarks are being amortized over 25 years, and customer relationships are amortized from 7 to 15 years. To the extent actual lives are less than previously estimated lives, we will increase our amortization charge or will write-off or write-down obsolete other intangible assets.

To the extent that the actual useful lives of our other intangible assets differ from management’s estimates by 10 percent, consolidated net income would be an estimated $5.2 million higher/lower based upon 2005 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” section in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

($ in millions, except	First	Second	Third	Fourth
per share amounts)	Quarter (1)	Quarter (1)	Quarter (1) (2)	Quarter (1) (3)
2005
Net sales	$769.7	$817.4	$771.7	$762.4
Gross profit	225.6	263.0	233.5	231.8
Net income (loss)	38.3	88.6	(13.3)	(17.8)
Basic earnings (loss) per share	0.74	1.74	(0.25)	(0.24)
Diluted earnings (loss) per share	0.73	1.68	(0.25)	(0.24)

	First	Second	Third	Fourth
	Quarter (4)	Quarter (4)	Quarter (4) (5)	Quarter (4) (5)
2004
Net sales	$227.4	$266.9	$533.6	$715.6
Gross profit	62.4	78.6	130.6	204.3
Net income (loss)	8.9	4.5	(59.6)	(169.9)
Basic earnings (loss) per share	0.38	0.17	(1.50)	(3.41)
Diluted earnings (loss) per share	0.38	0.17	(1.50)	(3.41)

(1) Results in 2005 include foreign exchange gains (losses) of $47.2 million, $66.8 million, $2.1 million and $(1.5) million for the first quarter, second quarter, third quarter and fourth quarter, respectively.

(2) Results in the third quarter of 2005 include IPO related charges of $36.6 million consisting of $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB, redemption premiums of $13.2 million to redeem debt and the write-off of $13.4 million of deferred financing costs associated with the debt repaid.

(3) Results in the fourth quarter of 2005 include impairment charges of $45.1 million primarily related to the downsizing of our manufacturing operations at our Rohner facility within the Groupe Novasep segment.

(4) Results in 2004 include foreign exchange gains (losses) of $12.2 million, $(3.6) million, $(43.9) million and $(91.1) million for the first quarter, second quarter, third quarter and fourth quarter, respectively.

(5) Results in 2004 include charges of $34.7 million and $26.4 million recorded in the third and fourth quarters of 2004, respectively, related to inventory write-up reversals.

The basic and diluted earnings (loss) per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

We had $471.4 million and $556.0 million of variable rate debt (after hedging) outstanding as of December 31, 2005 and 2004, respectively, at the then applicable exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. We are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt. In August 2005 and 2004, we entered into derivative contracts to hedge interest rate risk. At December 31, 2005, these contracts cover notional amounts of $749.0 million (at rates of 3.644% and 4.499%) and €478.4 million (at rates ranging from 2.497% to 4.529%). As of December 31, 2004, these contracts covered notional amounts of $652.6 million (at a rate of 5.89%) and €486.0 million (at rates ranging from 5.58% to 7.03%). These derivative contracts effectively convert the senior secured credit facilities to fixed rate obligations. The maturity dates of the hedges are between July 2007 and July 2008. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our new capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual interest expense by $0.6 million and $0.7 million in 2005 and 2004, respectively.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 51% of our net sales in 2005 generated from customers in Europe, 33% in North America (predominately in the United States) and 16% from the rest of the world based upon customer ship-to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.” Our diverse and extensive customer base is served by over 100 manufacturing facilities in 25 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our sales and production costs is now denominated in euros. Approximately 53% of our 2005 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Gains and losses on currency transactions are included in operating income and do impact our operating margins. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Gains and losses on currency translations are recorded in our financial statements as a component of “other comprehensive income (loss)” and do not impact our operating margins. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future.

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of December 31, 2005 and 2004, our total euro-denominated debt equaled €962.4 million ($1,135.2 million based on the December 31, 2005 exchange rate of € 1.00=$1.1796) and €1,056.6 million ($1,436.3 million based on the December 31, 2004 exchange rate of €1.00=$1.3593), respectively. A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.6 million and $10.6 million in 2005 and 2004, respectively, the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other income (expenses)” in our statement of operations and “accumulated other comprehensive income” in our balance sheet.

In connection with the offering of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations. In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €687.6 million; $811.1 million based on the December 31, 2005 exchange rate of €1.00=$1.1796). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials. We have not materially hedged this commodity price exposure to date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 31, 2006

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year ended December 31,
	2005	2004	2003
NET SALES	$3,121.2	$1,743.5	$797.3
COST OF PRODUCTS SOLD	2,167.3	1,267.6	581.4
GROSS PROFIT	953.9	475.9	215.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	598.6	327.7	118.0
IMPAIRMENT CHARGES	45.1	11.0	35.0
RESTRUCTURING CHARGES, net	13.9	1.1	1.8
MANAGEMENT SERVICES AGREEMENT TERMINATION FEE	10.0	—	—
OPERATING INCOME	286.3	136.1	61.1
OTHER INCOME (EXPENSES):
Interest expense, net	(215.6)	(162.1)	(112.3)
Loss on early extinguishment of debt	(26.6)	—	—
Refinancing expenses	(1.0)	(27.1)	(38.3)
Foreign exchange gain (loss), net	114.6	(126.4)	(18.5)
Other, net	6.9	(4.3)	—
Net	(121.7)	(319.9)	(169.1)
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	164.6	(183.8)	(108.0)
INCOME TAX PROVISION (BENEFIT)	71.8	32.3	(16.3)
NET INCOME (LOSS) BEFORE MINORITY INTEREST	92.8	(216.1)	(91.7)
MINORITY INTEREST	3.0	—	—
NET INCOME (LOSS)	$95.8	$(216.1)	$(91.7)

Per share data:
BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.55	$(6.66)	$(4.96)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.52	$(6.66)	$(4.96)

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	59,133	33,054	20,739
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	60,002	33,054	20,739

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102.2	$111.3
Accounts receivable, net	484.2	500.9
Inventories	458.2	476.9
Deferred income taxes	12.2	21.6
Prepaid expenses and other current assets	68.1	112.0
Total current assets	1,124.9	1,222.7
PROPERTY, PLANT AND EQUIPMENT, net	1,406.5	1,566.8
GOODWILL	1,599.2	1,805.9
OTHER INTANGIBLE ASSETS, net	578.9	660.1
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $13.5 and $13.4, respectively	56.6	86.0
OTHER ASSETS	44.0	47.1
TOTAL ASSETS	$4,810.1	$5,388.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$295.7	$326.1
Income taxes payable	18.9	19.4
Accrued compensation	92.0	84.5
Restructuring liability	13.6	35.1
Accrued expenses and other current liabilities	191.1	228.3
Senior secured revolving credit facility	30.0	—
Long-term debt, current portion	83.1	47.2
Total current liabilities	724.4	740.6
LONG-TERM DEBT	2,730.7	3,333.4
PENSION AND RELATED LIABILITIES	361.6	375.0
DEFERRED INCOME TAXES	27.2	30.9
OTHER LIABILITIES	106.3	219.2
Total liabilities	3,950.2	4,699.1
MINORITY INTEREST	25.2	31.2
REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.01 par value, $30.8 aggregate liquidation preference; 50 shares authorized; 25 shares issued and outstanding at December 31, 2004)	—	34.3
STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par value, 400,000 shares authorized, 73,873 shares issued and 73,779 shares outstanding at December 31, 2005; 75,296 shares authorized, 50,404 shares issued and 50,310 shares outstanding at December 31, 2004)	0.7	0.5
Paid-in capital	1,151.7	718.6
Accumulated other comprehensive income	52.0	370.4
Accumulated deficit	(367.6)	(463.4)
Treasury stock, at cost	(1.4)	(1.4)
Other	(0.7)	(0.7)
Total stockholders’ equity	834.7	624.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,810.1	$5,388.6

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95.8	$(216.1)	$(91.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206.4	115.2	52.4
Deferred financing costs amortization	10.7	7.4	6.1
Refinancing expenses	—	25.1	36.9
Loss on early extinguishment of debt (including $13.4 million of non-cash write-offs on deferred financing costs)	26.6	—	—
Foreign exchange (gain) loss	(114.6)	126.4	18.5
Non-cash interest expense on pay-in-kind loans	24.1	32.6	24.7
Fair value adjustment of derivatives	(22.4)	(6.0)	6.0
Bad debt provision	2.0	2.8	1.7
Deferred income taxes	39.8	10.7	(25.8)
Impairment charges and gains related to asset sales	43.8	11.0	35.0
Minority interest	(3.0)	—	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(24.8)	3.4	(9.1)
Inventories, including inventory write-up reversal	(22.5)	22.6	0.8
Prepaid expenses and other assets	13.1	2.2	(4.6)
Accounts payable	40.6	10.1	(2.0)
Income taxes payable	2.1	1.4	(2.8)
Accrued expenses and other liabilities	(57.2)	30.5	(3.5)
Net cash provided by operating activities	260.5	179.3	42.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(76.5)	(2,137.9)	(17.7)
Post closing purchase price consideration	(16.1)	—	—
Capital expenditures, excluding capital leases	(199.2)	(112.8)	(34.3)
Proceeds on sale of property, plant and equipment	12.3	0.8	0.3
Net insurance proceeds from fire damage	—	—	3.2
Net cash used in investing activities	(279.5)	(2,249.9)	(48.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	471.4	432.0	—
Issuance of redeemable convertible preferred stock, net of fees	—	—	25.0
Stock issuance costs	(33.8)	(0.1)	(0.5)
Proceeds from senior secured credit facilities	361.0	3,194.8	871.4
Repayment of senior secured credit facilities	(338.4)	—	—
Long-term debt repayments from IPO proceeds	(370.7)	—	—
Payments on other long-term debt	(27.5)	(1,492.0)	(897.6)
Redemption of redeemable convertible preferred stock from IPO proceeds	(38.5)	—	—
Financing costs	(1.4)	—	—
Costs related to early extinguishment of debt	(13.2)	—	—
Other changes to stockholders’ equity	—	(0.3)	—
Net cash provided by (used in) financing activities	8.9	2,134.4	(1.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.0	5.6	3.8
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9.1)	69.4	(3.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	111.3	41.9	45.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$102.2	$111.3	$41.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$206.5	$125.7	$79.2
Income taxes paid, net of refunds	$32.0	$22.8	$12.3
NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital leases	$9.3	$—	$—

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in millions; shares in thousands)

				Accumulated
				Other			Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Stock			Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Shares	Amount	Other	Equity
BALANCE, JANUARY 1, 2003	20,737	$0.2	$296.8	$34.5	$(155.6)		94	$(1.4)	$(1.5)	$173.0
Issuance of common stock	3	—	—	—	—		—	—	0.2	0.2
Stock issuance costs	—	—	(0.5)	—	—		—	—	—	(0.5)
Deferred compensation	—	—	—	—	—		—	—	0.3	0.3
Redeemable convertible preferred redemption accretion	—	—	(11.2)	—	—		—	—	—	(11.2)
Fair value of warrants	—	—	6.1	—	—		—	—	—	6.1
Minimum pension liability, net of tax	—	—	—	(1.3)	—	$(1.3)	—	—	—	(1.3)
Foreign currency translation	—	—	—	40.8	—	40.8	—	—	—	40.8
Intercompany foreign currency transactions	—	—	—	10.4	—	10.4	—	—	—	10.4
Net loss	—	—	—	—	(91.7)	(91.7)	—	—	—	(91.7)
Comprehensive loss						$(41.8)
BALANCE, DECEMBER 31, 2003	20,740	0.2	291.2	84.4	(247.3)		94	(1.4)	(1.0)	126.1
Issuance of common stock	29,570	0.3	431.7	—	—		—	—	—	432.0
Stock issuance costs	—	—	(0.1)	—	—		—	—	—	(0.1)
Deferred compensation	—	—	—	—	—		—	—	0.3	0.3
Redeemable convertible preferred redemption accretion	—	—	(4.2)	—	—		—	—	—	(4.2)
Minimum pension liability, net of tax	—	—	—	(14.3)	—	$(14.3)	—	—	—	(14.3)
Foreign currency translation	—	—	—	150.0	—	150.0	—	—	—	150.0
Intercompany foreign currency transactions	—	—	—	163.4	—	163.4	—	—	—	163.4
Net investment hedge, net of tax	—	—	—	(13.1)	—	(13.1)	—	—	—	(13.1)
Net loss	—	—	—	—	(216.1)	(216.1)	—	—	—	(216.1)
Comprehensive income						$69.9
BALANCE, DECEMBER 31, 2004	50,310	0.5	718.6	370.4	(463.4)		94	(1.4)	(0.7)	624.0
Issuance of common stock	23,469	0.2	471.2	—	—		—	—	—	471.4
Stock issuance costs	—	—	(33.8)	—	—		—	—	—	(33.8)
Redeemable convertible preferred redemption accretion	—	—	(4.3)	—	—		—	—	—	(4.3)
Minimum pension liability, net of tax	—	—	—	(16.1)	—	$(16.1)	—	—	—	(16.1)
Foreign currency translation	—	—	—	(163.4)	—	(163.4)	—	—	—	(163.4)
Intercompany foreign currency transactions	—	—	—	(183.7)	—	(183.7)	—	—	—	(183.7)
Net investment hedges, net of tax	—	—	—	45.4	—	45.4	—	—	—	45.4
Cash flow hedges, net of tax	—	—	—	(0.6)	—	(0.6)	—	—	—	(0.6)
Net income	—	—	—	—	95.8	95.8	—	—	—	95.8
Comprehensive loss						$(222.6)
BALANCE DECEMBER 31, 2005	73,779	$0.7	$1,151.7	$52.0	$(367.6)		94	$(1.4)	$(0.7)	$834.7

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background—Rockwood Holdings, Inc. and Subsidiaries (“Rockwood” or the “Company”) is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

Rockwood is controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”).

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. The cost of the acquisition (the “Dynamit Nobel Acquisition”), along with related fees and expenses, as well as the repayment of the borrowings under the Company’s then existing senior secured facilities (the “2003 Senior Secured Credit Facilities”) and $20.0 million of the pay-in-kind notes was financed using a new equity contribution from affiliates of KKR and an initial equity contribution from DLJMB, and borrowings under the new senior secured credit facilities (the “Senior Secured Credit Facilities”) and the new senior subordinated loan facility (the “Senior Subordinated Loan Facility”) (collectively, the “Acquisition Financing”) from certain lending institutions including Credit Suisse, an affiliate of DLJMB. Certain components of these borrowings were subsequently refinanced (the “Refinancing”). See Note 3, “Acquisitions,” and Note 9, “Long Term Debt,” for a more complete description of the Dynamit Nobel Acquisition, the Acquisition Financing and the Refinancing.

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. See Note 2, “Initial Public Offering,” for further details.

Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The results of operations and cash flows of the rheological additives and carbonless developers businesses of Sud Chemie AG are not included in the twelve month period ended December 31, 2005 as the acquisition was completed on December 31, 2005. The financial position of these businesses are included in the consolidated balance sheet as of December 31, 2005. See Note 3, “Acquisitions.”

The results of operations and cash flows of the businesses acquired in the Dynamit Nobel Acquisition, the Groupe Novasep combination and the pigments and dispersions business of Johnson Matthey Plc. are included in the consolidated financial statements for the twelve-month period ended December 31, 2005. The results of the Dynamit Nobel businesses prior to the acquisition date of July 31, 2004 are not included in the consolidated financial statements for the twelve month period ended December 31, 2004. The results of the Groupe Novasep combination are not included in the consolidated financial statements in the twelve month period ended December 31, 2004 as the combination was completed on December 31, 2004. The financial position of Groupe Novasep as of December 31, 2004 is included in the consolidated balance sheet as of that date. The results of the pigments and dispersions business of Johnson Matthey Plc. prior to the acquisition date of September 2, 2004 are not included in the consolidated financial statements in the twelve month period ended December 31, 2004. See Note 3, “Acquisitions.”

The Company’s minority interest represents the total of the minority party’s equity interest in certain investments (principally the Groupe Novasep segment) that are consolidated but less than 100% owned.

Effective July 18, 2005, the Company’s board of directors authorized a 34.22553019-for-one stock split of its common stock. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the additional paid-in-capital to par value. All share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, and (7) Groupe Novasep (formerly known as Custom Synthesis), which includes hazardous chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer. See Note 4, “Segment Information,” for further segment reporting information.

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

Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated. See Note 3, “Acquisitions.”

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and OEM customers, with the largest concentration in Europe, and the United States. No single customer accounted for more than 10% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts. See Note 9, “Long-Term Debt,” and “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of estimates used.

Accounts Receivable—The allowance for doubtful accounts is estimated at each reporting date based on factors such as receivable age, customer liquidity status and previous write-off history. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Credit insurance is maintained by certain of the Company’s businesses. Allowance is maintained for aggregate expected credit losses. Write-offs are charged to the allowance when taken, net of recoveries. Allowance for doubtful account activity is as follows:

	Year Ended December 31,
($ in millions)	2005	2004	2003
Balance, January 1	$10.2	$5.2	$4.5
Additions charged to expense	4.5	2.8	1.7
Acquisitions	—	4.4	—
Write-offs, net of recoveries	(2.5)	(2.4)	(1.7)
Other (a)	(0.5)	0.2	0.7
Balance, December 31	$11.7	$10.2	$5.2

(a)                                  Primarily the impact of currency changes as well as divestitures of certain businesses.

Risks Associated with International Operations and Currency Risk—The Company’s international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other governmental policies with potentially adverse effects. A majority of the Company’s sales and expenses are denominated in currencies other than U.S. dollars. Changes in exchange rates may have a material effect on the Company’s reported results of operations and financial position. In addition, a significant portion of the Company’s indebtedness is denominated in euros.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete, except for a small amount (less than 1% of consolidated revenues in 2005) derived from long-term contracts accounted for under the percentage of completion method within the Groupe Novasep segment. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements is realized when the service is performed.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) should be included in determining net income for the period in which exchange rates change. However, the related gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of our euro-denominated investments should be reported and accumulated in the same manner as translation adjustments.

Accretion on Senior Discount Notes—The Company’s senior discount notes accreted principal value for a portion of their term. The Company recorded such accretion as interest expense for financial reporting purposes. As a result of the completion of the IPO, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest).

Advertising—The Company expenses advertising costs as incurred.

Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $60.8 million in 2005, $23.7 million in 2004 and $8.7 million in 2003.

Accounting for Shipping and Handling Costs—The Company records shipping and handling costs in cost of products sold and records shipping and handling costs billed to customers in net sales in accordance with the Emerging Issues Task Force’s (“EITF”) guidance (EITF 00-10: Classification of Shipping and Handling Costs).

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Note 5, “Inventories.”

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 6, “Property, Plant and Equipment.”

The estimated useful lives of leasehold improvements are the lesser of the estimated life of the improvement or the term of the lease.

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in the statement of operations.

Deferred Debt Issuance Costs—Costs related to the July 2003 refinancing, the Acquisition Financing and two additional refinancings completed during the fourth quarter of 2004 have been capitalized and are being amortized using the effective interest rate method over the term of the debt outstanding. This amortization is reflected in interest expense. See Note 9, “Long-Term Debt.”

Loss on Early Extinguishment of Debt—In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. See Note 7, “Goodwill,” for details of goodwill activity by segment.

Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4 to 20 years. Trade names and trademarks are being amortized over 25 years, and customer relationships are being amortized over periods ranging from 7 to 15 years. See Note 8, “Other Intangible Assets.”

Impairment Accounting—The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. See Note 17, “Impairment Charges.”

The Company’s initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization plus long-term debt less cash) to Adjusted EBITDA. This calculation is performed on both the current year actual results and on the budgeted amounts for the following year. Similarly, when testing for impairment of long-lived assets other than goodwill, the Company initially reviews the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively “asset”). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of Statement of Financial Accounting Standards (“SFAS”) No. 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

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

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 9, “Long-Term Debt.”

Derivatives—The Company accounts for derivatives based on SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See the “Comprehensive Income” section of Note 1 for the impact of the Company’s net investment hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions. Other postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each. See Note 3, “Acquisitions” and Note 9, “Long-Term Debt” for additional information concerning these transactions. In addition, see discussion of “Redeemable convertible preferred stock” below.

Through the date of the Dynamit Nobel Acquisition, KKR provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. From the date of the Dynamit Nobel Acquisition through the IPO date, KKR and DLJMB provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the IPO, the parties agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

Further, the 12% senior discount notes, issued by our indirect subsidiary, Rockwood Specialties International, Inc., were held by affiliates of KKR. As a result of the completion of the IPO, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest). Interest on the senior discount notes was $6.5 million, $9.1 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryforward period available under the tax law. The Company’s policy is to consider the following sources of taxable income, which may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

•                  Future reversals of existing taxable temporary differences.

•                  Future taxable income exclusive of reversing temporary differences and carryforwards.

•                  Taxable income in prior carry back year(s) if carry back is permitted under the tax law.

•                  Tax planning strategies that would, if necessary, be implemented to:

(1)                                  Accelerate taxable amounts to utilize expiring carryforwards.

(2)                                  Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss.

(3)                                  Switch from tax-exempt to taxable investments.

Evidence available about each of those possible sources of taxable income will vary between tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, the Company’s policy is that other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that may be required to be recognized for deferred tax assets.

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

•                  An excess of appreciated asset value over the tax basis of the entity’s net assets in an amount sufficient to realize the deferred tax asset.

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets. Also included are the net investment hedges discussed below. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt. See Note 20, “Comprehensive Income.”

Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood’s policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood may share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year classification.

Recent Accounting Pronouncements - The Company implemented the financial accounting standards listed below on January 1, 2006. The adoption of these standards is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS 123R	Share Based Payment
SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 154	Accounting Changes and Error Corrections

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share based payments as previously provided in APB 25. The Company will apply SFAS 123R on a modified prospective basis. In accordance with SFAS 123R, Rockwood Holdings became a public company when it first filed its registration statement with the Securities and Exchange Commission (“SEC”) in February 2005. As a result, the Company will record compensation cost for the unvested portion of awards issued after February 2005 and for any awards modified, repurchased or cancelled after the required effective date.

SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that such items be recognized as current-period charges. This statement eliminates a narrow difference between the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) accounting standards to improve the comparability of cross-border financial reporting.

SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

FASB Interpretation (“FIN”) 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective on December 31, 2005 for the Company. The adoption of FIN 47 did not have a material impact on the Company.

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, Accounting for Electronic Waste Obligations, to address accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. This FSP requires commercial users to apply the provisions of SFAS 143, Accounting for Asset Retirement Obligations, to obligations associated with historical waste (i.e., products put on the market on or before August 13, 2005). FSP 143-1 was effective for the first reporting period ending after June 8, 2005, or the date of adoption of the Waste Electrical and Electronic Equipment Directive by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on the Company.

Redeemable convertible preferred stock—During 2003, the Company issued redeemable convertible preferred stock to an affiliate of KKR. As a result of the completion of the IPO, the Company used $38.5 million of the proceeds to redeem all outstanding shares of the redeemable convertible preferred stock, including a redemption premium and accumulated and unpaid dividends. See Note 2, “Initial Public Offering,” and Note 15, “Redeemable Convertible Preferred Stock.”

Stock-Based Compensation—At December 31, 2005, the Company had in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Through December 31, 2005, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation related to this Plan is reflected in net income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero for options granted prior to the date Rockwood Holdings filed its first registration statement with the SEC (February 2005). For these options, the Company used the minimum value method that permitted nonpublic entities to omit expected volatility in determining fair value for its options. For options granted after February 2005, the Company used a volatility factor of 35%. Dividend yield is assumed to be zero.

During the fourth quarter of 2005, Groupe Novasep SAS, a subsidiary of the Company, adopted a stock option plan for certain of its employees. The Company accounted for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation related to this Plan is reflected in net income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

If compensation cost for the Company’s stock option plan had been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended December 31,
($ in millions, except per share amounts)	2005	2004	2003
Net income (loss), as reported	$95.8	$(216.1)	$(91.7)
Add: Stock-based compensation expense included in reported net loss, net of tax	—	0.2	0.2
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1.7)	(0.8)	(0.7)
Pro forma net income (loss)	94.1	(216.7)	(92.2)
Redeemable convertible preferred stock dividends	(4.3)	(4.2)	(1.7)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(9.5)
Pro forma net income (loss) applicable to common shareholders	$89.8	$(220.9)	$(103.4)

Earnings (loss) per common share, as reported:
Basic	$1.55	$(6.66)	$(4.96)
Diluted	$1.52	$(6.66)	$(4.96)

Pro forma earnings (loss) per common share, as reported:
Basic	$1.52	$(6.68)	$(4.99)
Diluted	$1.50	$(6.68)	$(4.99)

Other assumptions used in fair-value pricing model:
Rockwood Plan
Risk-free interest rate	4.18 - 4.50%	3.51%	3.32%
Expected lives of option grants (years)	6 - 8	5 - 8	5 - 8
Subsidiary Plan
Risk-free interest rate	2.79 - 3.22%	—	—
Expected lives of option grants (years)	3 - 6.5	—	—

In accordance with FASB Interpretation No. 38, as the subsidiary performance option triggering events were not probable at year end, no compensation cost related to the subsidiary performance options has been recorded at December 31, 2005. See Note 14, “Stock-Based Compensation,” for further detail.

The Company accounts for earnings (loss) per share under the provisions of SFAS No. 128 Earnings per Share and Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. Basic earnings (loss) per common share was calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if Rockwood’s securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. The effect of common stock issuable under the assumed exercise of stock options and warrants, computed on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding redeemable convertible preferred stock have been excluded from the diluted earnings per share calculation for the years ended December 31, 2004 and 2003, since the effect of such securities is anti-dilutive. See Note 13, “Earnings Per Common Share,” for further detail.

2. INITIAL PUBLIC OFFERING:

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. As a result, the Company received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were used as follows:

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

A total of $137.7 million, or 31%, of the net proceeds were paid to affiliates of KKR and DLJMB consisting of  $89.2 million to redeem the 12% senior discount notes held by an affiliate of KKR (including accrued and unpaid interest), $38.5 million (including a redemption premium and accumulated and unpaid dividends) to redeem the redeemable convertible preferred stock held by an affiliate of KKR and $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB. This amount does not include underwriting discounts and commissions received by Credit Suisse, an affiliate of DLJMB, in its capacity as an underwriter. At the time of the IPO, five of the nine members of the Company’s board of directors were affiliated with KKR; two were affiliated with DLJMB; one, the Company’s Chairman, is the Company’s chief executive officer; and one is an independent director appointed on August 1, 2005. Prior to August 1, 2005, the Company’s board of directors consisted of eight members who voted unanimously to approve the offering. Currently, the Company’s board of directors consists of nine members, four of which are affiliated with KKR.

The pay-in-kind loans and notes, which were incurred and issued by the Company’s direct subsidiary, Rockwood Specialties Consolidated, Inc., accrued interest at the rate of 15% per year and were to mature in 2011 and 2015, respectively. Interest was paid on these loans and notes by increasing the principal amount outstanding rather than making cash payments. The senior discount notes, which were issued by the Company’s indirect subsidiary, Rockwood Specialties International, Inc., accrued interest at the rate of 12% per year, but did not require cash interest payments until 2007, and were to mature in 2011. The 2011 Notes, which were issued by Rockwood Specialties Group, Inc. (“Group”), accrue interest at the rate of 10 5/8% per year and mature in 2011. The redeemable convertible preferred stock accumulated dividends at 15% per year. See Note 15, “Redeemable Convertible Preferred Stock,” for further details.

Pre-tax charges related to the write-off of deferred financing costs associated with debt repaid with IPO proceeds were approximately $13.4 million. This amount is reported in “loss on early extinguishment of debt” in the “Consolidated Statements of Operations.”

In connection with the IPO, effective July 18, 2005, the Company’s board of directors authorized a 34.22553019-for-one stock split of its common stock and increased our authorized shares of common stock to 400 million shares. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock, authorized shares and the transfer of the additional paid-in-capital to par value. All share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

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

The excess of the total purchase price over the estimated fair value of the net assets acquired at closing was allocated to goodwill. Goodwill arising from the transaction totaled $944.8 million at December 31, 2005. This represented a $32.3 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to: a) refinement and reallocation of identifiable asset valuation estimates by the independent appraiser; b) the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004; c) the additional cash purchase price consideration of €13.5 million that represented post-closing adjustments; and d) reversal of deferred tax valuation allowances.

Johnson Matthey Pigments and Dispersions Business

On September 2, 2004, the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses). The acquisition expands the Company’s global color pigments and services’ business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction (see Note 9, “Long-Term Debt”).

This acquisition was accounted for using the purchase method of accounting and is incorporated into the Company’s Performance Additives segment. The allocation of the purchase price to the identifiable assets acquired is complete. Goodwill of less than $1.0 million has been recorded. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

Groupe Novasep Combination

On December 31, 2004, in connection with the combination of the three business lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) with Groupe Novasep SAS, one of Rockwood’s subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owns approximately 79% of the new Groupe Novasep. Management of Groupe Novasep owns the remaining 21%. The Company used cash on hand to finance this transaction.

This combination was accounted for using the purchase method of accounting and is incorporated into the Company’s Groupe Novasep segment. The Company has finalized the estimated fair value of the assets acquired and liabilities assumed. Goodwill of $33.2 million is included in the accompanying balance sheet. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

In this Form 10-K, the Dynamit Nobel Acquisition, the combination of the three lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) and the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. are defined as “the Acquisitions.”

Sud Chemie AG Rheological Additives and Carbonless Developers’ Businesses

On December 31, 2005, the Company completed the acquisition of the rheological additives and carbonless developers businesses of Sud Chemie AG, Munich, Germany. This acquisition complements the Company’s existing Clay-based Additives businesses and allows us to better serve customers with a broader product line, enhanced technical resources and increased production capability. The results of operations of this acquisition are not included in the consolidated financial statements. The financial position of these businesses is included in the consolidated balance sheet as of December 31, 2005.

This acquisition was accounted for using the purchase method of accounting and is incorporated into the Company’s Performance Additives segment. The balance sheet as of December 31, 2005 reflects a preliminary purchase price allocation based on the preliminary results of an independent asset appraisal and internal review of the fair value of other assets acquired and liabilities assumed. Except for the possible effect of the post-closing adjustments, the Company expects to complete its assessment of the fair value of assets acquired during the second quarter of 2006. Goodwill of $9.9 million has been recorded as of December 31, 2005. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

4. SEGMENT INFORMATION:

Rockwood operates in seven reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The seven segments are: (1) Performance Additives, which consists of color pigments and services, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (2) Specialty Compounds; (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks business lines; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep.

Items that cannot be readily attributed to individual segments have been classified as “Corporate.” Corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major Corporate components within the reconciliation of income (loss) before taxes and minority interest (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax provision (benefit) resulting from corporate income/(losses), interest expense on external debt, foreign exchange losses or gains, refinancing expenses related to external debt and initial public offering related expenses. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate	Consolidated
Year Ended December 31, 2005
Net sales	$680.7	$237.5	$181.8	$842.0	$430.5	$369.6	$379.1	$—	$3,121.2
Adjusted EBITDA	148.3	29.5	26.9	174.2	86.6	93.8	51.9	(40.3)	570.9
Capital expenditures(1)	21.8	4.9	4.3	40.8	36.1	49.5	30.9	10.9	199.2
Year Ended December 31, 2004
Net sales	$630.9	$200.4	$168.1	$321.1	$175.7	$146.3	$101.0	$—	$1,743.5
Adjusted EBITDA	149.2	28.8	28.9	60.0	37.8	35.8	23.0	(31.1)	332.4
Capital expenditures	19.0	2.2	6.3	15.5	19.6	30.8	19.4	—	112.8
Year Ended December 31, 2003
Net sales	$477.3	$176.4	$143.6	$—	$—	$—	$—	$—	$797.3
Adjusted EBITDA	112.5	23.9	24.8	—	—	—	—	(11.7)	149.5
Capital expenditures	16.3	3.6	14.4	—	—	—	—	—	34.3

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate(2)	Eliminations(3)	Consolidated
Identifiable assets as of:
December 31, 2005	$1,011.5	$221.9	$323.6	$1,501.6	$644.8	$653.3	$396.7	$258.1	$(201.4)	$4,810.1
December 31, 2004	1,014.1	228.6	332.7	1,632.6	707.4	750.6	656.8	155.7	(89.9)	5,388.6

(1)                                  This includes the purchase of $6.7 million of other intangible assets in 2005.

(2)                                  This includes $39.7 million and $65.2 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at December 31, 2005 and 2004, respectively.

(3)                                  Amounts contained in the “Eliminations” column represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate segment’s identifiable assets.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2005	2004	2003
Net sales:
United States	$921.2	$741.0	$523.0
Germany	1,164.7	483.7	34.3
Rest of Europe	789.2	391.7	183.0
Rest of World	246.1	127.1	57.0
	$3,121.2	$1,743.5	$797.3

The increase in net sales in 2005 and 2004 is primarily due to the acquisitions made in 2004 (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further detail).

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2005	2004
Long-lived assets:
United States	$232.6	$198.7
Germany	665.5	703.0
Rest of Europe	346.2	470.6
Rest of World	162.2	194.5
	$1,406.5	$1,566.8

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by our chief decision maker and senior management to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income (loss) before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Systems/organization establishment expenses: These expenses include:

•                  costs of $0.3 million and $1.6 million in 2004 and 2003, respectively, that arose in connection with the KKR Acquisition and our resulting organization as a stand-alone company and expenses primarily relating to the amortization of sign-on compensation arrangements for key executives;

•                  costs of $0.3 million and $2.1 million incurred during 2005 and 2004, respectively, relating to the integration of the business acquired in the Dynamit Nobel Acquisition; and

•                  professional fees of $3.3 million and $1.9 million incurred during 2005 and 2004, respectively, in connection with the initial implementation of systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the “corporate” column when our results are presented on a segment basis. We estimate non-recurring costs of approximately $1.5 million are remaining to complete initial Sarbanes-Oxley compliance.

•                  Inventory write-up reversal: Under Statement of Financial Accounting Standard No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.”

•                  In connection with the Dynamit Nobel Acquisition, we allocated approximately $55.4 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $60.1 million during 2004, as the inventory was sold in the normal course of business.

•                  In connection with the pigments and dispersions acquisition in our Performance Additives segment, we included the $1.0 million impact from the reversal of inventory step-ups in 2004.

•                  In connection with the Groupe Novasep combination, we allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $3.1 million for 2005 as the inventory was sold in the normal course of business.

•                  Stamp duty tax: In June 2004, we paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR Acquisition.

•                  Business interruption costs and insurance recovery: We recorded a gain of $4.5 million in 2003 for fire insurance settlements received in connection with fire related costs in our Electronics segment incurred in 2001.

•                  Costs incurred related to debt modifications: In December 2003, we expensed $1.4 million in connection with a modification of our then senior credit agreement resulting in a 75 basis point interest rate reduction on $290.0 million of our senior debt. In July 2004, we expensed $1.0 million related to debt refinancing. In December 2004, we expensed $1.0 million related to the second amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on our tranche D term loans. In December 2005, we expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans.

•                  Cancelled acquisition and disposition costs: For the years ended December 31, 2005, 2004 and 2003, costs of $1.2 million, $0.5 million and $1.9 million, respectively, were incurred in connection with non-consummated acquisitions and dispositions.

•                  Management services agreement termination fee: In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

•                  Loss on early extinguishment of debt: In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

•                  Impairment charges:  In conjunction with the downsizing of our manufacturing operations at our Rohner AG facility within the Groupe Novasep segment, we recorded impairment charges of $44.7 million in 2005 primarily related to the write-down of property, plant and equipment. In the fourth quarter of 2005, we also recorded an impairment charge of $0.4 million to our property, plant and equipment in our Color Pigments and Services business within our Performance Additives segment.

As part of our annual impairment testing, we determined that there were asset impairments in certain businesses within our Electronics segment. These impairments resulted from a significant decline in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the Electronics segment’s business lines’ relative competitive position due to continued industry concentration and resulting pricing pressure. Accordingly, we recorded non-cash asset impairment charges to goodwill of $4.0 million and $19.3 million, respectively, in 2004 and 2003. Also, we recorded non-cash impairment charges to property, plant and equipment of $7.0 million and $15.7 million in 2004 and 2003, respectively.

•                  Deferred Debt Issuance Costs:

•                  In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing.

•                  In July 2004, we wrote off $1.8 million of debt issuance costs related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition.

•                  In October 2004, we wrote off $6.1 million of deferred financing costs in connection with the first amendment of the senior secured credit agreement.

•                  In November 2004, we wrote off $17.2 million of deferred financing costs in connection with the bridge loan repayments due to the issuance of the 2014 Notes.

•                  As noted above, we wrote off $13.4 million of deferred financing costs in 2005 associated with the debt repaid in connection with the IPO. This write-off was reported in “loss on early extinguishment of debt” in the “Consolidated Statements of Operations.”

•                  Foreign exchange gain (loss): During all periods presented, we have recorded foreign exchange gains and (losses) related to our long-term debt. These amounts reflect gains of $114.6 million during 2005 and losses of $115.5 million and $18.5 million during 2004 and 2003, respectively, for the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar. In addition, the foreign exchange loss in 2004 included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

•                  Losses from disposed businesses:  During 2004, we incurred a loss of $0.8 million in connection with the disposition of a business in our Groupe Novasep segment.

•                  Gains related to asset sales and other: The Company recorded $6.9 million of income in 2005 primarily related to asset sales and business sales from prior years. This includes the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005. In addition, a gain of $1.7 million was recorded in the fourth quarter of 2005 related to the sale and leaseback of a facility in our Specialty Chemicals segment.

•                  Restructuring and related charges: Restructuring charges of $14.4 million (including $0.5 million of charges recorded in cost of products sold in the consolidated statements of operations), $1.1 million and $1.8 million were recorded in 2005, 2004 and 2003, respectively, for miscellaneous restructuring activities, including facility closures and headcount reductions (see Note 18, “Business Restructurings and Asset Sales,” for further detail).

•                  CCA litigation defense costs: During 2005, we incurred costs of $1.2 million in connection with litigation defense costs related to our Timber Treatment Chemicals business of our Performance Additives segment.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement. The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

The Company uses Adjusted EBITDA on a segment and consolidated basis to assess its operating performance. In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based bonuses under its short-term incentive plan and the determination of whether certain performance-based stock options vest.

The Company believes this financial measure on a consolidated basis is helpful in highlighting trends in its overall business because Adjusted EBITDA excludes those items that have little or no bearing on day-to-day operating performance.

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

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate	Consolidated
Year Ended December 31, 2005
Income (loss) before taxes and minority interest	$85.9	$22.3	$5.2	$89.4	$20.2	$34.1	$(47.8)	$(44.7)	$164.6
Interest expense, net (a)	20.6	(1.6)	5.3	36.2	30.8	30.1	17.5	76.7	215.6
Depreciation and amortization	33.2	8.3	15.3	44.7	36.2	29.8	35.8	3.1	206.4
Impairment charges	0.4	—	—	—	—	—	44.7	—	45.1
Restructuring and related charges (b)	6.3	(0.1)	3.0	4.2	—	2.6	(1.5)	(0.1)	14.4
CCA litigation defense costs	1.1	—	—	—	—	—	—	0.1	1.2
Systems/organization establishment expenses	0.3	—	—	(0.1)	—	0.1	0.2	3.6	4.1
Cancelled acquisition and disposal costs	0.2	—	0.1	—	—	—	—	0.9	1.2
Cost incurred related to debt modifications	—	—	—	—	—	—	—	1.0	1.0
Inventory write-up reversal	—	—	—	—	—	—	3.1	—	3.1
Management services agreement termination fee (c)	—	—	—	—	—	—	—	10.0	10.0
Loss on early extinguishment of debt (c)	1.1	0.6	0.3	—	—	—	—	24.6	26.6
Losses (gains) related to asset sales	0.2	—	—	(1.7)	—	(2.9)	—	—	(4.4)
Foreign exchange (gain) loss	(1.0)	—	(2.3)	1.9	—	—	(0.1)	(113.1)	(114.6)
Other	—	—	—	(0.4)	(0.6)	—	—	(2.4)	(3.4)
Total Adjusted EBITDA	$148.3	$29.5	$26.9	$174.2	$86.6	$93.8	$51.9	$(40.3)	$570.9
Year Ended December 31, 2004
Income (loss) before taxes and minority interest	$88.3	$21.0	$(10.1)	$(7.1)	$0.3	$(13.8)	$(1.0)	$(261.4)	$(183.8)
Interest expense, net (a)	26.8	(0.7)	5.4	24.3	15.7	16.6	5.5	68.5	162.1
Depreciation and amortization	32.0	7.7	20.8	17.4	15.0	11.5	9.8	1.0	115.2
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Cancelled acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Cost incurred related to debt modifications	—	—	—	—	—	—	—	2.0	2.0
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	1.0	—	—	25.4	6.6	20.8	7.3	—	61.1
Write-off of deferred debt issuance costs	0.4	0.2	0.1	—	—	—	—	24.4	25.1
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.2	125.4	126.4
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	0.4	0.4	2.1
Total Adjusted EBITDA	$149.2	$28.8	$28.9	$60.0	$37.8	$35.8	$23.0	$(31.1)	$332.4
Year Ended December 31, 2003
Income (loss) before taxes and minority interest	$54.1	$16.7	$(31.5)	$—	$—	$—	$—	$(147.3)	$(108.0)
Interest expense, net (a)	30.0	(0.5)	6.6	—	—	—	—	76.2	112.3
Depreciation and amortization	27.4	7.2	17.1	—	—	—	—	0.7	52.4
Impairment charges	—	—	35.0	—	—	—	—	—	35.0
Restructuring and related charges	0.8	0.6	0.4	—	—	—	—	—	1.8
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.6	1.6
Cancelled acquisition and disposal costs	—	—	1.6	—	—	—	—	0.3	1.9
Cost incurred related to debt modifications	—	—	—	—	—	—	—	1.4	1.4
Business interruption costs and insurance recovery	—	—	(4.5)	—	—	—	—	—	(4.5)
Inventory write-up reversal	0.2	—	—	—	—	—	—	—	0.2
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	36.9	36.9
Foreign exchange (gain) loss	—	(0.1)	0.1	—	—	—	—	18.5	18.5
Total Adjusted EBITDA	$112.5	$23.9	$24.8	$—	$—	$—	$—	$(11.7)	$149.5

(a)                                  Includes gains (losses) of $22.4 million, $6.0 million and $(6.0) million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)                                 Includes inventory writedowns of $0.5 million recorded in cost of products sold for the year ended December 31, 2005.

(c)                                  In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2005	2004	2003
Net income (loss)	$95.8	$(216.1)	$(91.7)
Income tax provision (benefit)	71.8	32.3	(16.3)
Minority interest	(3.0)	—	—
Income (loss) before taxes and minority interest	164.6	(183.8)	(108.0)
Interest expense, net (a)	215.6	162.1	112.3
Depreciation and amortization	206.4	115.2	52.4
Impairment charges	45.1	11.0	35.0
Restructuring and related charges (b)	14.4	1.1	1.8
CCA litigation defense costs	1.2	—	—
Systems/organization establishment expenses	4.1	4.8	1.6
Cancelled acquisition and disposal costs	1.2	0.5	1.9
Costs incurred related to debt modifications	1.0	2.0	1.4
Business interruption and insurance recovery	—	—	(4.5)
Stamp duty tax	—	4.0	—
Inventory write-up reversal	3.1	61.1	0.2
Management services agreement termination fee (c)	10.0	—	—
Loss on early extinguishment of debt (c)	26.6	—	—
Write-off of deferred debt issuance costs	—	25.1	36.9
Gains related to asset sales	(4.4)	—	—
Loss from disposed businesses	—	0.8	—
Foreign exchange (gain) loss	(114.6)	126.4	18.5
Other	(3.4)	2.1	—
Total Adjusted EBITDA	$570.9	$332.4	$149.5

(a)                                  Includes gains (losses) of $22.4 million, $6.0 million and $(6.0) million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)                                 Includes inventory writedowns of $0.5 million recorded in cost of products sold for the year ended December 31, 2005.

(c)                                  In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

5. INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2005	2004
Raw materials	$141.6	$140.4
Work-in-process	75.0	81.6
Finished goods	227.9	240.3
Packaging materials	13.7	14.6
	$458.2	$476.9

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2005	2004
Land	$147.6	$190.0
Buildings and improvements, including land improvements	417.2	423.7
Machinery and equipment	906.7	873.3
Furniture and fixtures	87.7	80.3
Mining rights	86.3	86.3
Construction-in-progress	102.6	135.2
Property, plant and equipment, at cost	1,748.1	1,788.8
Less accumulated depreciation and amortization	(341.6)	(222.0)
Property, plant and equipment, net	$1,406.5	$1,566.8

Depreciation expense was $154.6 million, $88.6 million and $46.3 million for the years ended December 31, 2005, 2004 and 2003 respectively.

In 2005, the Company recorded an impairment charge of $44.4 million related to property, plant and equipment in its Groupe Novasep segment. The Company recorded an impairment charge of $7.0 million and $15.7 million in 2004 and 2003, respectively, related to property, plant and equipment in its Electronics segment. See Note 17, “Impairment Charges.”

In addition, property, plant and equipment at December 31, 2005 and 2004 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2005	2004
Land	$2.2	$0.2
Buildings and improvements, including land improvements	51.1	58.0
Machinery and equipment	16.0	11.4
Furniture and fixtures	3.3	4.6
	72.6	74.2
Accumulated depreciation	(10.5)	(1.9)
Total	$62.1	$72.3

7. GOODWILL:

Below are goodwill balances and activity by segment:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Total
Balance, January 1, 2004	$450.9	$110.3	$122.7	$—	$—	$—	$—	$683.9
Impairment charges	—	—	(4.0)	—	—	—	—	(4.0)
Acquisitions	3.3	—	0.1	580.1	152.4	203.9	33.8	973.6
Foreign exchange	9.6	5.2	5.4	85.4	20.0	26.8	—	152.4
Balance, December 31, 2004	463.8	115.5	124.2	665.5	172.4	230.7	33.8	1,805.9
Acquisitions	9.9	—	—	—	—	—	—	9.9
Reversal of deferred tax valuation allowances	—	—	—	(12.5)	—	(5.1)	—	(17.6)
Other tax adjustments	2.5	—	—	(17.3)	0.6	(7.5)	2.0	(19.7)
Post-closing consideration and other related adjustments	3.5	—	—	3.5	1.7	1.9	1.9	12.5
Restructuring reserves	—	—	—	(0.9)	(0.4)	(1.6)	—	(2.9)
Foreign exchange	(21.1)	(6.3)	(4.7)	(98.9)	(22.8)	(31.1)	(4.5)	(189.4)
Other	0.9	—	(0.2)	(0.6)	0.2	0.2	—	0.5
Balance, December 31, 2005	$459.5	$109.2	$119.3	$538.8	$151.7	$187.5	$33.2	$1,599.2

SFAS 142, Goodwill and Other Intangible Assets, also requires impairment testing at least annually. The goodwill test for impairment begins with an estimation of the fair value of each reporting unit. In general, the Company has determined reporting units to be each of its divisions, one level below the reportable segment level. The impairment charge recorded in 2004 was recognized as a result of this testing. The Company did not record any goodwill impairment charges in 2005 as a result of the impairment testing performed. See Note 17, “Impairment Charges.”

8. OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of December 31, 2005			As of December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$340.1	$(64.3)	$275.8	$377.3	$(39.4)	$337.9
Trade names and trademarks	114.3	(7.4)	106.9	115.0	(1.5)	113.5
Customer relationships	190.6	(20.9)	169.7	210.5	(6.5)	204.0
Other	32.0	(5.5)	26.5	7.8	(3.1)	4.7
Total	$677.0	$(98.1)	$578.9	$710.6	$(50.5)	$660.1

(a)                                  Decrease from December 31, 2004 primarily due to currency effects.

Amortization of other intangible assets was $51.8 million, $26.6 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2006	$47.6
2007	45.8
2008	45.3
2009	45.0
2010	43.9

9. LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($ in millions)	2005	2004
Senior secured credit facilities:
Tranche A-1 term loans (€39.1 as of December 31, 2005 and 2004)	$46.1	$53.2
Tranche A-2 term loans (€170.4 as of December 31, 2005 and 2004)	201.0	231.6
Tranche C term loans (€274.8 as of December 31, 2004) (repaid December 13, 2005)	—	373.5
Tranche D term loans (repaid December 13, 2005)	—	1,145.0
Tranche E term loans	1,139.3	—
Tranche F term loans (€273.4 as of December 31, 2005)	322.5	—
Revolving short-term loans	30.0	—
2011 Notes	273.4	375.0
2014 Notes (€375.0 and $200.0 as of December 31, 2005 and 2004)	642.4	709.7
Pay-in-kind loans and notes (€87.8 and $54.4 as of December 31, 2004) (repaid August 22, 2005)	—	173.7
Senior discount notes (repaid August 22, 2005)	—	82.8
Other term loan facilities	92.7	127.5
Capitalized lease obligations (€51.0 and €48.8, respectively)	61.2	66.3
Preferred stock of subsidiary (£12.0 as of December 31, 2005 and 2004)	20.6	23.0
Other (€12.2 and €14.1, respectively)	14.6	19.3
	2,843.8	3,380.6
Less current maturities	(113.1)	(47.2)
	$2,730.7	$3,333.4

Maturities of long-term debt are as follows:

($ in millions)
2006	$113.1
2007	79.9
2008	99.5
2009	72.0
2010	74.2
Thereafter	2,405.1
$2,843.8

Senior Secured Credit Facilities

a) Structure

In connection with the Acquisition Financing, the Company entered into a senior secured credit agreement on July 30, 2004. The full amount of the tranche A-1 term loans, €128.5 million of the tranche A-2 term loans, $985.0 million of the tranche B term loans and €222.1 million of the tranche C term loans were drawn in a single drawing on the closing of the Dynamit Nobel Acquisition. The remaining €41.9 million of the tranche A-2 term loans were drawn in a single drawing on September 30, 2004 in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc.

On October 8, 2004, the Company amended its senior secured credit facilities to borrow an additional $160.0 million of tranche B term loans and €52.7 million (or $65.5 million) of tranche C term loans (or $225.5 million in the aggregate) and used the proceeds to repay a portion (€105.9 million and $89.9 million or $221.4 million in the aggregate) of the higher interest rate bearing borrowings under the senior subordinated loan facility (subsequently repaid in full through the issuance of the 2014 Notes described herein) and to pay related fees of $2.3 million. The Company wrote off $6.1 million of deferred financing costs in connection with the repayment under this amendment. On December 10, 2004, the Company entered into the second amendment to the senior secured credit agreement to borrow $1,145.0 million of tranche D term loans and used the proceeds to repay in full the tranche B term loans, reducing the interest rate on this debt by 25 basis points as a result. Related fees of $1.0 million were expensed.

On December 13, 2005, the Company entered into the third amendment to the senior secured credit agreement to borrow $1,139.3 million of new tranche E term loans and €273.4 million of new tranche F term loans and used the proceeds to repay in full the tranche C and tranche D term loans, reducing the interest rates on this debt by 25 basis points each. Related fees of $1.0 million were expensed.

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, euros and/or pounds sterling. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the terms of the amendments, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche E term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250.0 million. As of December 31, 2005 the Company had outstanding borrowings of $30.0 million under the revolving credit facility, and $24.0 million of letters of credit issued on its behalf. As of March 15, 2006, the Company had outstanding borrowings of $30.0 million and €10.0 million ($12.1 million using the March 15, 2006 exchange rate of €1.00=1.2069) under the revolving credit facility.

Amounts borrowed under the term loan facilities other than the revolving credit facility that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

The interest rates per year under the tranche A-1 and A-2 term loan facilities are Adjusted EURIBOR plus 2.25%. The interest rate per year, at the Company’s option, under the tranche E term loan facility is Adjusted LIBOR plus 2.00% or ABR plus 0.75%. Adjusted LIBOR is the London inter-bank offered rate, adjusted for statutory reserves. The interest rate per year under the tranche F term loan facility is Adjusted EURIBOR plus 2.75%. The interest rates under the revolving credit facility are, at the Company’s option, Adjusted LIBOR plus 2.25% or, ABR plus 1.00%. Adjusted EURIBOR is the euro inter-bank offered rate, adjusted for statutory reserves. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. ABR is the alternate base rate, which is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%.

The Company may elect interest periods of one, two, three or six months (or in the case of revolving credit loans, nine or twelve months, to the extent available from all lenders under the revolving credit facility) for Adjusted LIBOR borrowings. Interest is payable quarterly in the case of ABR loans and at the end of each interest period and, in any event, at least every three months, in the case of Adjusted LIBOR borrowings.

The senior secured credit facilities require payment of customary commitment, letter of credit and other fees.

d) Guarantees; Security

Obligations under the senior secured credit facilities are guaranteed by Rockwood Specialties International, Inc. and each of Rockwood Specialties Group Inc.’s existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interests in: substantially all the tangible and intangible assets of the Company and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in the Company and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either Group or of any domestic subsidiary of the Company.

e) Maturity, Amortization and Prepayments

The tranche A-1 and A-2 term loans will mature on July 30, 2011 and amortize at escalating percentages on a semi-annual basis commencing on January 31, 2006. The tranche E term loans and tranche F term loans will mature on July 30, 2012 and amortize on a semi-annual basis commencing on July 31, 2006, with each repayment amount prior to maturity to be equal to 0.5% of the principal amount of the former tranche C term loans and tranche D term loans, respectively. The revolving credit facility will mature on July 30, 2010. The tranche E and F term loans have a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment for one year from the date of issuance.

In addition, the Company is required to make the following mandatory prepayments of the term loans under the senior secured credit facilities, in each case subject to certain exceptions, with:

•                  100% of the net cash proceeds of all sales or other dispositions by the Company or any of its restricted subsidiaries under the senior secured credit facilities of assets other than net cash proceeds (a) from the sale or other disposition of assets in the ordinary course of business, (b) of certain disposals permitted under the senior secured credit agreement (including the proceeds of sales or transfers of accounts receivable (including pursuant to a securitization) in the amount of up to

$200.0 million at any time) or (c) that are reinvested in the Company and its restricted subsidiaries within twelve months of the sale or other disposition (subject to extension in certain circumstances).

•                  100% of the net cash proceeds of issuances of certain debt obligations.

•                  50% of excess cash flows, as defined, in respect of any fiscal year at the end of which the consolidated total debt to consolidated EBITDA ratio is equal to or greater than 3.50 to 1.0, reduced by any amounts reinvested during the first six months of the year and voluntary prepayments.

f) Financial Covenants

The new senior secured credit facilities contain the following financial covenants:

•                  a consolidated total net debt to consolidated Adjusted EBITDA test;

•                  a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•                  limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date. The Company was in compliance with all financial covenants at December 31, 2005 and 2004.

2011 Notes—In connection with the July 2003 refinancing, the Company issued $375.0 million principal amount of senior subordinated notes due 2011 (“2011 Notes”). As previously discussed, $101.6 million, or 27%, of the 2011 Notes were redeemed with the IPO proceeds. Interest on the 2011 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 10.625% per year. Certain of our domestic subsidiaries guarantee the 2011 Notes on a senior subordinated basis. The Company may redeem up to 35% of the aggregate original principal amount of the 2011 Notes at a redemption price equal to 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date at any time prior to May 15, 2006, with the net proceeds of one or more equity offerings. Thereafter, the Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity. The 2011 Notes have covenants and other terms and conditions that are comparable or generally less restrictive than the senior secured credit facilities.

2014 Notes—On November 10, 2004, the Company repaid the senior subordinated loan facility by completing the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). The 2014 Notes are pari passu to existing and future senior subordinated indebtedness, including the 2011 Notes and junior to all of the Company’s existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries. Proceeds aggregating $684.7 million from the sale of the 2014 Notes were used to repay $260.1 million and €313.2 million (or $404.8 million) (an aggregate of $664.9 million), representing the remaining outstanding borrowings under the Company’s senior subordinated loan facility, plus accrued interest of $2.0 million thereon, pay related fees and expenses of approximately $9.6 million and for general corporate purposes.

Other term loan facilities— Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under ten euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €24.5 million ($28.9 million) as of December 31, 2005. These term loans mature between 2006 and 2019 and bear annual interest rates ranging between 1.00% and 4.58% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under six term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $36.4 million as of December 31, 2005, of which $33.9 million was paid in January 2006. These term loans mature between 2006 and 2011 and bear annual interest rates ranging between 2.22% and 5.64%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €10.8 million ($12.8 million) and $9.0 million ($21.8 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Groupe Novasep subsidiary level totaling €5.0 million ($5.9 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €14.0 million ($16.5 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

Preferred stock of subsidiary—Chemetall Plc., a Rockwood subsidiary, had previously issued 12.0 million shares of preferred stock, which must be redeemed at their par value (£1) on July 3, 2008 and may be called at an earlier date. The shares have a liquidation preference at their par value and pay an annual dividend of 9.0% payable on January 3 and July 3 of each year. If, in the opinion of management, the level of profit reported does not allow the payment of a dividend, the dividend arrearage must be paid in subsequent years. The preferred stock does not confer any voting rights unless the payment of the dividend or redemption price is more than six months in arrears or a vote is being held on the company’s liquidation or a capital reduction. The Company is currently meeting its dividend obligations. The terms and conditions governing the issuance of the preferred stock contain covenants obliging the issuer to maintain a certain debt/equity ratio.

Senior Discount Notes—In August 2005, net proceeds of $89.2 million from the IPO were used to redeem the outstanding principal amount of the 12% senior discount notes (including accreted and unpaid interest), which were held by an affiliate of KKR.

The $70.0 million initial principal balance on the senior discount notes accreted semiannually through August 22, 2005, the date the notes were repaid. Accrued interest of $3.4 million was included in the senior discount note balance at December 31, 2004.

Pay-in-kind Loans and Notes—In August 2005, net proceeds of $61.1 million and €98.3 million ($120.2 million, based on the August 22, 2005 exchange rate of €1.00 = $1.2232) from the IPO were used to redeem the outstanding principal amounts of the pay-in-kind loans and notes, and to pay accrued and unpaid interest and a redemption premium.

Interest on the pay-in-kind loans and notes accrued at an annual rate of 15%, and to the extent not paid in cash, could be financed, at the option of the borrower, Rockwood Specialties Consolidated, Inc., through increasing the principal amount outstanding (or, in the case of the pay-in-kind notes, at the holder’s option, through the issuance of additional pay-in-kind notes) at the end of each six-month period. Accrued interest of $4.0 million at December 31, 2004 was also included in the pay-in-kind Notes balance, as it was Consolidated’s intention to finance this interest by increasing the principal amount outstanding. In connection with the Dynamit Nobel Acquisition, $20.0 million of the pay-in-kind loans issued as interest-in-kind payments on the initial $70.0 million of the pay-in-kind loans were repaid in cash, and the remaining pay-in-kind loans were exchanged for new €82.6 million aggregate principal amount of pay-in-kind loans bearing pay-in-kind interest at the same rate as the old pay-in-kind loans, with a maturity date of January 31, 2015. Also, there was a prepayment penalty equal to 2% of the accreted value of the pay-in-kind Notes being prepaid on or before July 31, 2006. The aggregate principal amount of the remaining $30.0 million of pay-in-kind loans had accreted to $54.4 million as of December 31, 2004. The agreement governing the pay-in-kind loans initially provided that the pay-in-kind loans may not be prepaid before November 20, 2005. In June 2005, the agreement was amended to require Rockwood Specialties Consolidated, Inc. to prepay the loans in the event of an equity offering by the Company prior to November 20, 2005 resulting in gross proceeds to the Company in excess of $400.0 million, at an aggregate principal amount equal to the present value of the accreted value of the prepayment date computed using an annual discount rate equal to 5.0%.

In connection with the initial issuance of the pay-in-kind loans and notes, the Company issued a total of 1,036,114 of its common shares, with a fair value of $14.61 per share. This amount has been recorded as deferred debt issuance costs.

Fair Value—The Company estimates that its 2014 Notes and debt under the senior secured credit facilities, based on current interest rates and terms, approximates fair value. Based on quoted market values at December 31, 2005, the Company estimates the fair value of its 2011 Notes approximated $299.7 million.

Covenants—The Company was in compliance with its applicable debt covenants at December 31, 2005 and 2004.

Derivative Contracts—The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to euro-denominated debt. In 2005 and 2004, the Company entered into interest rate swaps. As of December 31, 2005, these contracts covered notional amounts of $749.0 million (at rates of 3.644% and 4.499%) and €478.4 million (at rates ranging from 2.497% to 4.529%). These contracts effectively convert 80% of the Company’s floating rate debt instruments to fixed rate obligations for the contract periods. The swaps mature between July 2007 and July 2008. As of December 31, 2004, these contracts covered notional amounts of $652.6 million (at a rate of 5.89%) and €486.0 million (at rates ranging from 5.58% to 7.03%). The Company elected not to apply hedge accounting for these interest rate swaps in the historical periods presented and recorded the mark-to-market of these derivative transactions as a component of interest expense. These transactions decreased interest expense by $9.1 million in 2005 and increased interest expense by $4.4 million and $5.2 million in the years ended December 31, 2004 and 2003, respectively, of which gains of $18.8 million, $5.2 million and $4.5 million in 2005, 2004 and 2003, respectively, represented mark-to-market adjustments. The related asset and liability on the contracts’ marked-to-market adjustments is reflected in “Other Assets” and “Other liabilities,” respectively, in the “Consolidated Balance Sheets.” The Company believes that the counterparties to these agreements are financially sound institutions and the credit risk for non-performance of these contracts is not significant.

During 2003 the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78.2 million that effectively converted $78.2 million U.S. dollar borrowings into euro based obligations at an effective interest rate of EURIBOR plus 4%. In connection with the July 2003 refinancing, the Company reduced the notional amounts of this cross currency hedge to $20.1 million and €17.7 million. These contracts have final maturity dates of July 2010. These transactions decreased interest expense by $4.4 million in 2005 and increased interest expense by $0.1 million and $11.0 million in the years ended December 31, 2004 and 2003, respectively, of which gains of $3.6 million and $0.8 million in 2005 and 2004, respectively, and losses of $10.5 million in 2003 represented mark-to-market adjustments.

In connection with the offering of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of December 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2005 to be reclassified into earnings in 2006.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €687.6 million and $811.1 million based on the December 31, 2005 exchange rate of €1.00=$1.1796). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above, effective October 1, 2005 is accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of December 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2005 to be reclassified into earnings in 2006.

During 2005, the Company designated as cash flow hedges certain foreign currency derivative contracts to hedge its exposure to the foreign currency rate variability of the functional-currency equivalent of the foreign-currency denominated cash flows associated with forecasted sales or forecasted purchases. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying forecasted transaction.

For the year ended December 31, 2005, the Company reported after-tax losses of $0.6 million in accumulated other comprehensive income (“AOCI”) relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that this amount will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from AOCI into income as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2005, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is six months.

As of December 31, 2005, $1,135.2 million of the debt outstanding was denominated in euros.

In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, the Company entered into call options, permitting it to purchase up to € 750.0 million at a price of $1.225 = €1.00. The options expired unexercised and the Company recorded an aggregate loss of $11.0 million on the call options in 2004. Rockwood also entered into a forward contract in July 2004 to purchase €1,057.0 million of euros at a fixed U.S. dollar rate of $1.208 = €1.00 which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. The Company recorded a related charge of $4.2 million in 2004.

Deferred Debt Issuance Costs—In connection with the Dynamit Nobel Acquisition, the Company wrote-off $1.8 million of deferred debt issuance costs during 2004. Also, the Company capitalized fees of $69.7 million during the same period related to the financing of the Dynamit Nobel Acquisition which are being amortized using the effective interest rate method over the term of the debt outstanding. The Company wrote off $6.1 million of deferred financing costs in connection with the October 8, 2004 amendment of the secured credit facilities. Also, a write-off of $17.2 million of deferred financing costs was incurred related to the bridge loan repayments in connection with the issuance of the 2014 Notes.

Loss on Early Extinguishment of Debt—In the third quarter of 2005, the Company paid a redemption premium of $13.2 million ($10.8 million on the 2011 Notes and $2.4 million on the pay-in-kind loans and notes) and wrote-off $13.4 million ($10.9 million on the pay-in-kind loans and notes and $2.5 million on the 2011 Notes) of deferred financing costs associated with the debt repaid in connection with the IPO.

10. TAXES ON INCOME:

Income (loss) before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2005	2004	2003
United States	$76.0	$(146.4)	$(81.0)
Foreign	88.6	(37.4)	(27.0)
	$164.6	$(183.8)	$(108.0)

The provision (benefit) for taxes on income consisted of the following:

	Year Ended December 31
($ in millions)	2005	2004	2003
Current income tax expense (benefit):
Federal	$—	$—	$0.8
State	2.0	5.3	(0.3)
Foreign	30.0	16.2	9.0
	$32.0	$21.5	$9.5
Deferred income tax expense (benefit):
Federal	$9.1	$28.9	$(20.4)
State	7.3	(3.8)	2.7
Foreign	23.4	(14.3)	(8.1)
	39.8	10.8	(25.8)
Total provision (benefit) for taxes	$71.8	$32.3	$(16.3)

Amounts are reflected in the preceding table based on the location of the taxing authorities. Changes in enacted rates impact tax provision in the year a rate change is enacted.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2005	2004
Current deferred income tax assets:
Allowance for doubtful accounts	$10.4	$4.0
Restructuring	2.2	2.7
Other current reserves and accruals	13.7	25.8
Valuation allowance	(14.1)	(10.9)
Total current deferred income tax assets	$12.2	$21.6
Noncurrent deferred income tax assets:
Derivative instruments and foreign currency loss	1.8	36.7
Pay-in-kind interest	—	29.3
Pension and postretirement benefits	59.0	29.3
Tax loss carryforwards and credits	167.4	137.9
Other non-current reserves and accruals	11.6	7.6
Valuation allowance	(63.0)	(109.8)
Total noncurrent deferred income tax assets	$176.8	$131.0
Noncurrent deferred income tax liabilities:
Derivative instruments and foreign currency gain	(25.4)	(1.1)
Goodwill and other intangibles	(93.6)	(79.2)
Property, plant and equipment	(78.1)	(77.1)
Other	(6.9)	(4.5)
Total noncurrent deferred income tax liabilities	$(204.0)	$(161.9)

Net deferred income tax liability	$(15.0)	$(9.3)

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal effect	3.7	0.5	2.2
Foreign/U.S. tax differential	6.2	4.4	1.9
Goodwill	0.1	0.7	6.4
(Decrease) increase in valuation allowance	(5.4)	40.5	5.9
Debt instruments	2.9	2.9	—
Other	1.1	3.6	3.5
Effective tax rate	43.6%	17.6%	(15.1)%

The Company’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS 109.

As of December 31, 2005, the Company has U.S. federal and foreign tax loss carryforwards (excluding state and local amounts) of approximately $458.6 million, of which $320.6 million expire in years 2006 through 2025 and $138.0 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $264.5 million, of which $243.5 million expire in 2020 and beyond. The Company also has state and local tax loss carryforwards of approximately $181.3 million expiring in years 2007 through 2025.

The Company has reduced its worldwide valuation allowance during 2005 by $43.6 million, from $120.7 million to $77.1 million primarily due to reductions in the U.S. valuation allowance due to the decrease in U.S. deferred tax assets. The reduction consists of amounts equal to $17.6 million related to the valuation allowance booked to goodwill in connection with prior year acquisitions, $12.7 million related to the reduction in deferred tax assets relating to amounts recorded in other comprehensive income and $8.7 million related to the valuation allowance for amounts recorded as income from continuing operations with the remainder related to foreign currency fluctuations.

In 2005, based on the Company’s policy and steady-state analysis, we determined we did not have sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance recorded in 2004. During 2005, our U.S. net deferred tax assets were reduced by $42.9 million and based on our policy, we reversed the valuation allowance by the same amount resulting in a net zero deferred tax asset in the U.S., other than a $0.6 million noncurrent deferred tax liability relating to goodwill with an indefinate reversal period. The U.S. valuation allowance reduction was allocated to goodwill, other comprehensive income and income from continuing operations in accordance with the respective activity generating the reversal in the net deferred tax assets and is included in the overall consolidated reversal equal to $43.6 million above.

The valuation allowance as of December 31, 2005 and 2004 is attributable to deferred tax assets related to certain tax loss carryforwards in the United Kingdom, Italy, Switzerland, Germany and the U.S., including certain states, as well as other net deferred tax assets, for which it is more likely than not that the related tax benefits will not be realized. It is the Company’s policy that the valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized or not.

A table reflecting the activity in the valuation allowance is as follows:

	Balance at	Deductions			Balance at
	Beginning	Charged to	Additions	Deletions	End
($ in millions)	of Period	Expense	Acquired	Other	of Period
Valuation Allowance
For the year ended December 31, 2005	$120.7	$(8.7)	$—	$(34.9)	$77.1
For the year ended December 31, 2004	$16.4	$81.1	$23.2	$—	$120.7
For the year ended December 31, 2003	$10.1	$6.3	$—	$—	$16.4

At December 31, 2005 and 2004 the Company had undistributed foreign earnings of $262.3 million and $106.6 million, respectively, which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. The foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax effected in accordance with the indefinite reversal criteria.

The Company records liabilities for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions, although supportable by the Company, that may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s effective tax rate in any given year includes the impact of any changes to these liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized either as reduction to the Company’s annual tax rate or, in the case of acquired liabilities, an adjustment to goodwill.

11. OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2005:

($ in millions)
Years ended December 31:
2006	$20.9
2007	15.2
2008	10.9
2009	7.4
2010	5.3
Thereafter	21.6
Total	$81.3

Rent expense under all operating leases was $28.3 million, $21.8 million and $10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

12. EMPLOYEE BENEFIT PLANS:

The Company maintains various defined benefit pension plans, which cover certain employees in the U.S., U.K., Germany, and other countries. Two subsidiaries in the United States provide various retirees with postretirement benefits, principally health care benefits. In addition, the Company provides certain retired employees in Germany with postretirement benefits for private health insurance premiums.

Funding requirements and investment policies for the Company’s various defined benefit plans are governed by local statutes and fiduciary standards outlined below.

The following tables provide a reconciliation of the benefit obligations, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used. The Company uses a December 31 measurement date for a majority of its plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$25.5	$5.3	$597.1	$42.0
Service cost	1.0	1.0	9.1	4.9
Interest cost	1.5	0.8	24.9	12.4
Plan participants’ contributions	—	—	0.5	0.7
Acquisitions	—	21.4	1.0	506.9
Actuarial loss	0.7	1.8	60.6	21.7
Foreign exchange (gain) loss	—	—	(102.4)	22.2
Benefits paid	(1.1)	(0.4)	(25.6)	(13.7)
Curtailment/settlement	—	(4.4)	1.4	—
Purchase accounting adjustments	—	—	0.1	—
Other	—	—	(8.8)	—
Benefit obligation at end of year	$27.6	$25.5	$557.9	$597.1

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$19.1	$3.3	$209.7	$22.5
Actual return on assets	1.3	0.7	17.2	8.1
Employer contributions	1.1	1.3	6.3	10.5
Plan participants’ contributions	—	—	1.7	0.7
Acquisition of Dynamit Nobel	—	14.2	—	184.2
Foreign exchange gain	—	—	(49.5)	(2.6)
Benefits paid	(1.1)	(0.4)	(10.9)	(13.7)
Other	—	—	(0.3)	—
Fair value of plan assets at end of year	$20.4	$19.1	$174.2	$209.7

The accumulated benefit obligation at December 31 is as follows:	$26.5	$24.6	$513.5	$573.1
Reconciliation of funded status at end of year:
Funded status	$(7.1)	$(6.4)	$(383.7)	$(387.4)
Unrecognized prior service cost	0.1	—	75.9	—
Unrecognized net loss	3.0	2.2	—	29.1
Accrued benefit cost	$(4.0)	$(4.2)	$(307.8)	$(358.3)
Amount recognized in the consolidated balance sheets:
Accrued benefit liability	$(6.4)	$(6.0)	$(354.5)	$(379.6)
Intangible asset	0.1	0.1	—	—
Accumulated other comprehensive income	2.3	1.7	46.7	21.3
Net amount recognized	$(4.0)	$(4.2)	$(307.8)	$(358.3)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.69%	5.75%	3.96%	4.83%
Rate of compensation increase	4.50%	4.50%	2.64%	2.86%

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.22%	6.63%	4.89%	5.13%	5.75%
Expected return on plan assets	8.30%	8.41%	8.16%	5.50%	5.59%	7.20%
Rate of compensation increase	4.50%	4.50%	N/A	2.93%	2.77%	3.25%
Components of net pension benefit costs:
Service cost	$1.0	$1.0	$0.2	$9.1	$4.9	$1.0
Interest cost	1.5	0.8	0.3	24.9	12.4	1.7
Expected return on assets	(1.6)	(0.9)	(0.3)	(9.5)	(5.8)	(1.3)
Net amortization of actuarial losses (gains)	0.1	—	—	(0.3)	—	—
Net amortization of prior experience losses	—	—	—	—	0.5	0.2
Net periodic pension cost	1.0	0.9	0.2	24.2	12.0	1.6
SFAS 88 settlement/curtailment	—	(3.3)	—	1.4	—	0.5
Total pension cost	$1.0	$(2.4)	$0.2	$25.6	$12.0	$2.1

Pension plans have the following weighted-average asset allocations at December 31, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Equity securities	57%	58%	36%	33%
Debt securities	41%	39%	39%	31%
Real estate	—	—	8%	13%
Other	2%	3%	17%	23%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Other Postretirement Benefits
($ in millions)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$5.2	$2.1
Service cost	0.2	0.1
Interest cost	0.3	0.2
Plan amendments	—	(0.2)
Acquisition of Dynamit Nobel	—	2.8
Actuarial loss	0.1	0.4
Benefits paid	(0.2)	(0.2)
Benefit obligation at end of year	$5.6	$5.2
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	0.2
Benefits paid	—	(0.2)
Fair value of plan assets at end of year	$—	$—
Reconciliation of funded status at end of year:
Funded status	$(5.6)	$(5.2)
Unrecognized prior service cost	(0.2)	(0.2)
Unrecognized net loss	1.0	1.0
Accrued benefit cost	$(4.8)	$(4.4)
Amount recognized in the consolidated balance sheets:
Accrued benefit liability	$(4.8)	$(4.4)
Net amount recognized	$(4.8)	$(4.4)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.52%	5.32%
Rate of compensation increase	NA	NA

($ in millions)	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.40%	5.84%	5.42%
Rate of compensation increase	NA	4.50%	NA
Components of other postretirement benefit costs:
Service cost	$0.2	$0.1	$0.1
Interest cost	0.3	0.2	0.1
Net amortization of prior experience losses	—	0.1	—
Net periodic pension cost	0.5	0.4	0.2
SFAS 88 settlement/curtailment	—	—	—
Total pension cost	$0.5	$0.4	$0.2

	2005	2004
Other Postretirement Benefit Plans
Assumed health care cost trend rates at December 31 (hourly plan/salaried plan):
Health care cost trend rate assumed for the following year	11.00%	8.50%
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010

($ in millions)	1% Decrease	1% Increase
2005 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$(0.1)	$0.1
Effect on postretirement benefit obligation	(0.5)	0.5

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Other Post-
($ in millions)	retirement
2006	$0.2
2007	0.2
2008	0.2
2009	0.2
2010	0.2
Years 2011 - 2015	1.3
Expected employer contributions:
2006	$0.2

Plans with accumulated benefit obligations in excess of plan assets—The Company’s defined benefit plans all had accumulated benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2005, the Company made contributions of approximately $7.4 million to its defined benefit pension trusts and an additional $14.9 million in benefit payments directly to plan participants. For 2006, the Company expects to make payments of approximately $7.6 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $12.7 million.

Investment policies and strategies—The Company’s plans have varying statutory and plan governance requirements. Although the Company has representatives of local management involved in the governance of all plans, some plans or statutes also have representation by workers, employee unions, and/or corporate-level executives. Plans in the U.K., Switzerland and the U.S. represent over 90% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary. In 2005, the plans were targeted to investment allocations within certain ranges that approximate the following:

	U.S.	U.K.	Switzerland
Debt	41%	37%	33%
Equity	57%	61%	17%
Real Estate	—	1%	33%
Other	2%	1%	17%

Plan trustees regularly consult with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. U.K. plan investments are limited to listed securities not affiliated with Rockwood or the investment adviser and equities are divided between domestic and foreign equity. U.S. plan investments are generally limited to mutual funds. The Swiss plans have recently reset their targets to reduce the insurance allocation and increase the debt allocation.

Expected long-term rate of return on assets—The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $9.7 million, $7.7 million and $6.5 million in 2005, 2004 and 2003, respectively.

Multiemployer Plans—The Company participates in two multiemployer plans. Contributions under the plans are based on specified percentages of associate contributions. The Company’s contributions to the plans were $7.1 million, $1.2 million and $0.2 million in 2005, 2004 and 2003, respectively.

13.       EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following share data:

	Year Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2005	2004	2003
EPS Numerator - Basic:
Net income (loss)	$95.8	$(216.1)	$(91.7)
Less:
Redeemable convertible preferred stock dividends	(4.3)	(4.2)	(1.7)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(9.5)
Net income (loss) applicable to common shareholders	$91.5	$(220.3)	$(102.9)

EPS Denominator - Basic:
Weighted average number of common shares outstanding	59,133	33,054	20,739

Basic earnings (loss) per common share	$1.55	$(6.66)	$(4.96)

EPS Numerator - Diluted:
Net income (loss)	$95.8	$(216.1)	$(91.7)
Less:
Redeemable convertible preferred stock dividends	(4.3)	(4.2)	(1.7)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(9.5)
Net income (loss) applicable to common shareholders	$91.5	$(220.3)	$(102.9)

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	59,133	33,054	20,739
Effect of dilutive stock options and other incentives	869	—	—
Weighted average number of common shares outstanding and common stock equivalents	60,002	33,054	20,739

Diluted earnings (loss) per common share	$1.52	$(6.66)	$(4.96)

For the years ended December 31, 2004 and 2003, the effect of common stock issuable under the assumed exercise of stock options and warrants, computed on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding redeemable convertible preferred stock have been excluded from the diluted earnings per share calculation for all periods presented since the effect of such securities is anti-dilutive.

14. STOCK-BASED COMPENSATION:

In July 2005, the Company adopted the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (formerly the Amended and Restated 2003 Stock Purchase and Option Plan, which was formerly the 2000 Stock Purchase and Option Plan, the “Plan”), to increase the number of shares authorized under the Plan. Under the Plan, the Company may grant stock options and restricted stock to the Company’s management personnel and directors and allow management personnel and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan.

Restricted Stock—Restricted stock of the Company can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. During 2001, the Company granted 68,451 shares of restricted stock which vested over three years. In each of the years ended December 31, 2004 and 2003, $0.3 million was expensed.

Stock Purchase—Eligible management personnel and directors can purchase shares of common stock at prices as determined by the Company’s board of directors. Under the Plan, the Company sold 477,428 shares during the year ended December 31, 2004 at the fair market value of the stock as determined by the board of directors at the date of purchase for gross proceeds of $7.0 million.

Stock Options—All stock options granted under this Plan have been granted to employees of the Company and its subsidiaries and have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest as follows: time options granted prior to 2004 vest 10% in year one, 10% year two, 25% year three, 25% year four and 30% year five; time options granted in 2004 and after vest in installments of 20% on each of the first five anniversaries of the grant date. Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. In October 2004, the performance targets were modified as a result of the Dynamit Nobel Acquisition. Prior to 2004, none of the performance targets that would trigger exercisability had been achieved. However, certain targets were achieved for 2004 and 2005, and as a result, 307,551 options and 287,067 options vested in the years ended December 31, 2004 and 2005, respectively. Certain option holders have “company-wide performance targets,” for which targets are based on the achievement by Rockwood Holdings of certain implied equity values. Other option holders have “divisional performance targets,” for which targets are based on a particular division’s achievement of annual or cumulative EBITDA.

The Company recorded no compensation expense in the historical statements of operations related to the Plan. The measurement date for determining compensation expense for each option has been the option issuance date and at that time the market price of the stock was equal to the exercise price in each case. The time options have been accounted for as a fixed plan. The performance options have been treated similar to fixed stock option plans as the Company concluded the predefined (non-accelerated) vesting schedule is substantive as it is deemed to be more likely than not that the applicable individuals will remain employed with the Company through that vesting date, particularly if the performance trigger has not occurred. As such, the measurement date for these options is the option grant date in accordance with APB Opinion 25. The change to the applicable performance targets as a result of the Dynamit Nobel Acquisition was a permitted change per the applicable stock option agreements; as such no modification occurred requiring a new measurement date calculation.

In accordance with SFAS No. 123R, “Share-Based Payment,” which we adopted on January 1, 2006, we are required to recognize the cost resulting from all share-based payment awards granted or modified after February 11, 2005 in our statement of operations beginning in the first quarter of 2006. The adoption of this standard will not have a material impact on the Company in the first quarter of 2006.

Options were granted during 2005 as follows: 44,500 options granted on August 16; and 12,500 options granted on November 10. The purchase price and exercise price of each option granted on August 16 was $20.00, and $18.90 for the options granted on November 10 based on the fair value of the stock underlying the options. For the year ended December 31, 2004, approximately 2,092,000 stock options were granted throughout the year all with purchase price and exercise prices per share of $14.61. The Company’s board of directors determined that the $14.61 per share price-paid by DLJMB in an arm’s-length transaction as part of the Dynamit Nobel Acquisition provided objective evidence of the fair value of the common stock sold and options granted in the 2004 Management Equity Program, and thus did not obtain a contemporaneous valuation by an unrelated valuation specialist.

Subsequently, the Company performed a valuation of its common stock as of November 30, 2004 using a retrospective approach consistent with the valuation techniques applied in connection with the July 2004 equity investment by KKR and DLJMB. The results of this valuation approach were materially consistent with the board of directors’ conclusion that the fair value of the common stock on the date of sale or grant was $14.61 per share. Additionally, the Company performed an implied market value analysis based on the stock price performance of the Company’s most comparable peers that further validated this conclusion.

A summary of the status of the Company’s options granted by Rockwood Holdings at December 31, 2005, 2004, and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(‘000)		(‘000)		(‘000)
Outstanding at beginning of year	3,888	$14.61	1,810	$14.61	1,776	$14.61
Granted	57	19.76	2,092	14.61	34	14.61
Forfeited	(82)	14.61	(14)	14.61	—	—
Outstanding at end of year	3,863	$14.69	3,888	$14.61	1,810	$14.61

Options exercisable at end of year	1,693	$14.62	931	$14.61	218	$14.61

Weighted-average fair value of options granted during the year	$8.74		$3.50		$3.03
Weighted-average remaining contractual life (years)	7.24

On July 18, 2005, in connection with a planned offering of its common stock to the public, the Company’s board of directors authorized a 34.22553019 for-one stock split of its common stock and increased the Company’s authorized shares of common stock to 400 million shares.

Subsidiary Plan

Stock Purchase—Eligible employees and management personnel of Groupe Novasep SAS (“Groupe Novasep”), a subsidiary of the Company, and its subsidiaries can purchase shares of common stock at prices as determined by the Supervisory Board of Novasep SAS. Under the Subsidiary Plan, Groupe Novasep sold 4,013 shares during the quarter ended December 31, 2005 at the fair market value of the stock (€211.00 per share) as determined by the Supervisory Board of Novasep SAS at the date of purchase for gross proceeds of $1.0 million.

Stock Options— In September 2005, Groupe Novasep approved a stock option plan for certain of its employees (the “Subsidiary Plan”). Under the Subsidiary Plan, there are 24,543 authorized shares available for grant. There are two types of options available for grant under the Subsidiary Plan. Time options have a life of 62 months from the date of grant and vest as follows: 20% per year at each one year anniversary. Performance options have a maximum life of ten years and become exercisable based on attainment of certain stock price targets on the occasion of certain triggering events (IPO or Change of Control).

The Company recorded no compensation expense in the historical statements of operations related to the Subsidiary Plan. The time options qualify as a fixed plan in accordance with APB Opinion 25. The performance options do not qualify as a fixed plan and therefore are accounted for as a variable plan. In accordance with FASB Interpretation No. 38, as the triggering events were not probable at year end, no compensation cost has been recorded at December 31, 2005.

Options were granted during 2005 under the Subsidiary Plan as follows: 21,639 options granted during the quarter ended December 31, 2005. The exercise price and fair value of each option granted was €211.00.

A summary of the status of the Company’s options granted by Groupe Novasep SAS at December 31, 2005 and changes during the year ended on that date is presented below:

	2005
		Weighted
		Average
		Exercise
	Shares	Price
	(‘000)
Outstanding at beginning of year	—	€—
Granted	22	211.00
Forfeited	—	—
Outstanding at end of year	22	€211.00

Options exercisable at end of year	—	€—

Weighted-average fair value of options granted during the year	€48.29
Weighted-average remaining contractual life (years)	9.83

15. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In connection with the July 2003 refinancing, the Company issued $25.0 million of its redeemable convertible preferred stock to an affiliate of KKR. The redeemable convertible preferred stock accrued dividends at 15% per year; the dividends accumulated and compounded semi-annually whether or not the Company had earnings or profits, whether or not there were funds legally available for payment of such dividends and whether or not dividends were declared. The redeemable convertible preferred stock was redeemable by the Company at its option at any time. The redeemable convertible preferred stock was also convertible into common stock of the Company, at the option of the holder, on or after an initial public offering of common stock of the Company at a conversion price equal to the then current market price, subject to adjustment. On August 22, 2005, the Company completed an initial public offering of its common stock and redeemed all outstanding shares of the redeemable convertible preferred stock (including a redemption premium and accumulated and unpaid dividends) with $38.5 million of the proceeds. See Note 2, “Initial Public Offering,” for further details.

16.       WARRANTS:

In connection with the issuance of the redeemable convertible preferred stock as discussed in Note 15, “Redeemable Convertible Preferred Stock,” the Company issued warrants to an affiliate of KKR, exercisable at any time at a $14.61 per share exercise price, to purchase 958,315 additional shares of common stock of the Company. The warrants expire July 23, 2013. The Company has attributed a portion of the proceeds from issuance of the redeemable convertible preferred stock to the fair value of the warrants. The warrants were valued at $6.1 million and were recorded as a component of stockholders’ equity.

17. IMPAIRMENT CHARGES:

On December 15, 2005, Rockwood decided to substantially downsize the operations of its subsidiary Rohner in its Groupe Novasep segment, located in Pratteln, Switzerland. Rohner produces chemicals on a custom-synthesis and toll manufacturing basis for the pharmaceutical and agrochemical industries, specializing in transition metal catalysis. This decision was driven by a number of factors, including, in particular, continued capacity utilization issues as a result of the loss of a key customer in 2003 and the inability to replace this lost volume with comparable profitable volume. The downsizing included a review of Rockwood’s strategic options for this business including potential sale or closure. The Company wrote off Rohner’s long-term assets, primarily property, plant and equipment, totaling $44.7 million as of December 31, 2005 due to these actions.

On March 9, 2006, after exploring several alternatives, the Company sold all of Rohner’s capital stock for a nominal price. The Company issued a press release on that date announcing the sale. The Company expects to record a loss on the sale of Rohner in the first quarter of 2006, representing consideration less the remaining net liabilities of Rohner, which have been transferred to the purchaser. We estimate this loss to equal approximately $4.2 million, which includes $1.2 million in potential indemnity obligations, but expect this amount to change based on Rohner’s closing balance sheet.

Because the likelihood of sale was not apparent on December 31, 2005, Rockwood has not characterized the Rohner business as “assets held for sale” as of December 31, 2005. Rockwood has also reviewed whether the above activity should result in Rohner being treated as a discontinued operation in 2005 and concluded that such treatment would not be appropriate in 2005.

In addition, in connection with this downsizing, the Company has recorded for the year ended December 31, 2005 a minority interest charge of $13.9 million related to a guarantee, in an amount up to €55.0 million, entered into in May 2005 by one of our wholly-owned subsidiaries that is the 78.6% owner of Groupe Novasep SAS, of loans made by a Groupe Novasep SAS subsidiary to Rohner. At the time of the guarantee, the Company concluded the likelihood of having to fulfill this guarantee obligation was remote based on the limited term of the guarantee, the fact that the Company indirectly controlled the subsidiary receiving the guarantee and the expectation of continuing operations at Rohner. In connection with the preparation of the Company’s 2005 financial statements, the Company concluded that it was probable that it would have to fulfill this guarantee obligation. Accordingly, the Company recorded the minority interest charge, based on the 21.4% minority interest in Groupe Novasep SAS not held by the Company. The short-term and/or long-term impact of fulfilling this guarantee from a cash flow perspective is not significant on a consolidated basis.

The Company recorded goodwill impairment charges of $4.0 million and $19.3 million in 2004 and 2003 related to the same reporting unit within the Electronics segment. These charges were recognized based on Rockwood’s annual impairment testing. In computing these impairments, fair value was determined by multiplying the adjusted EBITDA of the reporting unit projected for the following year by a discount factor based primarily on the ratio of enterprise value (generally market capitalization plus long-term debt less cash) to EBITDA of publicly-held companies in similar businesses, both historical and projected, as reported in published industry analysis. The Company did not recognize an impairment loss in 2005 as a result of the impairment testing that was performed in the fourth quarter of 2005. These impairments resulted from a significant decline, in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the reporting units’ relative competitive position due to continued industry concentration and resulting pricing pressure.

Based on the circumstances described above, the Company also performed impairment evaluations of the property, plant and equipment belonging to the respective reporting unit and recorded impairment charges of $7.0 million and $15.7 million in 2004 and 2003, respectively. In 2003, the evaluation was computed using the same calculations as described above for goodwill impairment. Based on the availability of additional relevant data, the 2004 impairment was computed by a discounted cash flow analysis of expected future cash flows of the reporting unit (as measured by Adjusted EBITDA).

18. BUSINESS RESTRUCTURINGS AND ASSET SALES:

The Company recorded $13.9 million, $1.1 million and $1.8 million of restructuring charges in 2005, 2004 and 2003, respectively. In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in 2005 related to the restructuring of the Wafer Reclaim business in the Electronics segment. The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

2005 Restructuring Actions

During the year ended December 31, 2005, the Company expensed $13.9 million of restructuring charges for miscellaneous restructuring actions, including $4.1 million for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and $2.3 million for the announced restructuring of the Wafer Reclaim business. As noted above, inventory write-downs of $0.5 million were reported in the Wafer Reclaim business in cost of products sold in 2005. The Company recorded severance and related costs for employees in connection with the closure of the Wafer Reclaim facilities (one each in the U.K. and U.S.). The Wafer Reclaim facility in the U.K. was closed in January 2006 and the facility in the U.S. is expected to close in the first half of 2006. The Company also signed a cooperation agreement to operate its German wafer reclaim facility through an outside party. The Company expects to record additional restructuring expenses in 2006 as the facility shutdowns progress. In addition, $4.2 million was recorded in the Specialty Chemicals segment, $2.2 million was recorded in the Performance Additives segment and $1.2 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions. In addition, $1.4 million was recorded in the Advanced Ceramics segment related to the closure of a facility in Italy. In 2005, net restructuring income of $1.5 million was recorded in the Groupe Novasep segment as charges for miscellaneous headcount reductions were offset by the reversal of facility closure costs.

2004 Restructuring Actions

Dynamit Nobel Restructuring

The Company began to assess and formulate specific plans to involuntarily terminate (relocate) certain employees and/or exit certain activities of Dynamit Nobel as of the Dynamit Nobel Acquisition date. This assessment led to certain restructuring measures taken by the Company as described below.

The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. We recorded $13.2 million of restructuring charges related to this closure including severance costs of $8.0 million for 44 general and administrative personnel of the former Dynamit Nobel company, closure costs on this building of $4.6 million and $0.6 million of relocation cost for the remaining 27 employees who were relocated to our Frankfurt, Germany European corporate location.

The Company believed at the time of the acquisition that reduction of certain selling, general and administrative headcount was an opportunity given a review of certain cost as a percentage of net sales metrics. As a result, $12.2 million of restructuring costs were incurred:

•                  the Titanium Dioxide Pigments segment eliminated four high level sales personnel incurring $1.4 million of severance charges.

•                  The former Custom Synthesis segment now known as Groupe Novasep downsized their organization by eliminating 12 staff positions. The president of this segment was also severed. Related severance costs incurred were $2.9 million. As part of the Troisdorf corporate office closure, 27 general and administrative employees of our Groupe Novasep segment that worked at this site were relocated to another location. The incurred relocation cost was $0.5 million. Closure costs were $0.4 million.

•                  Specialty Chemicals eliminated 20 administrative employees including two executives from their business incurring severance charges of $7.0 million and relocation costs of $0.2 million.

•                  Advanced Ceramics eliminated certain administrative employees incurring severance costs of $0.5 million.

As part of an overall plant rationalization review contemplated at the acquisition date, in the third quarter of 2004 the Advanced Ceramics segment announced the closure of its New Lebanon plant in New York with consolidation into the Laurens, South Carolina plant. This closure and relocation of certain manufacturing plant employees and equipment occurred in 2005. Restructuring charges of $2.7 million were incurred with facility closure costs of $1.7 million, severance of $0.5 million related to 54 plant workers and relocation costs of $0.5 million. The related property, plant and equipment was recorded in the opening balance sheet at its appraised sale value. Related inventory write-offs of $0.3 million were also reflected in the opening balance sheet.

Johnson Matthey Pigments and Dispersions Restructuring

As part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and 40 positions were eliminated. All of these employees were selling, general and administrative personnel.

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure	Write-
($ in millions)	Costs	Costs	downs	Total
2005
Liability balance, January 1, 2005	$—	$—	$—	$—
Restructuring charge	11.2	1.0	0.6	12.8
Utilized in 2005	(9.5)	(1.0)	(0.6)	(11.1)
Foreign exchange and other	(0.2)	—	—	(0.2)
Liability balance, December 31, 2005	$1.5	$—	$—	$1.5

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, January 1, 2004	$—	$—	$—	$—
Purchase accounting	21.9	6.8	2.7	31.4
Restructuring charge	1.1	—	—	1.1
Utilized in 2004	(4.7)	(0.4)	(0.4)	(5.5)
Historic Dynamit Nobel Restructuring program	—	3.6	—	3.6
Foreign exchange and other	2.5	1.3	0.3	4.1
Liability balance, December 31, 2004	20.8	11.3	2.6	34.7
Purchase accounting	0.9	(1.9)	(1.3)	(2.3)
Restructuring charge in 2005	1.0	(0.2)	—	0.8
Utilized in 2005	(11.3)	(5.7)	(1.9)	(18.9)
Foreign exchange and other	(0.8)	(2.4)	1.0	(2.2)
Liability balance, December 31, 2005	$10.6	$1.1	$0.4	$12.1

Remaining facility closure costs will be paid over the lives of the related leases.

Concurrent with the KKR Acquisition, the Company began a restructuring plan involving the closure and rationalization of certain facilities acquired.

Selected information for the Acquisition related restructuring program is as follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
Liability balance, January 1, 2003	$1.4	$2.9	$4.3
Utilized in 2003	(0.1)	(0.9)	(1.0)
Adjustment recorded to goodwill	(1.3)	(0.8)	(2.1)
Liability balance, December 31, 2003	—	1.2	1.2
Utilized in 2004	—	(0.8)	(0.8)
Liability balance, December 31, 2004	—	0.4	0.4
Restructuring charge in 2005	—	0.3	0.3
Utilized in 2005	—	(0.7)	(0.7)
Liability balance, December 31, 2005	$—	$—	$—

19. SALE AND LEASEBACK:

In November 2005, a subsidiary included in the Company’s Specialty Chemicals segment entered into a sale and leaseback transaction involving real estate with a non-affiliated third party. The Company realized net proceeds of approximately $6.1 million from the sale. The resulting gain of approximately $1.7 million was recognized in full in the fourth quarter of 2005. The lease has an initial term of nine months with six 1-month renewal options. The leaseback portion, classified as an operating lease, has an initial minimum annual base rent of $0.3 million.

In June 2002, a subsidiary included in the Company’s Performance Additives segment entered into a sale and leaseback transaction involving real estate with a non-affiliated third party. The Company realized net proceeds of approximately $12.1 million from the sale. The resulting gain of approximately $4.1 million was deferred and is being amortized on a straight-line basis over the initial lease term of 15 years. The deferred gain is included in other liabilities in the accompanying consolidated balance sheet. The leaseback portion, classified as an operating lease, had an initial minimum annual base rent of $1.3 million, with adjustments based on a standard economic index. The Company has two 10-year renewal options beyond the initial lease term.

20. COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

						Total
	Minimum	Foreign	Intercompany	Net	Cash flow	accumulated
	pension liability,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax	translation	transactions	net of tax	net of tax	income (loss)
Balance at January 1, 2003	$(1.9)	$26.0	$10.4	$—	$—	$34.5
Period change	(1.3)	40.8	10.4	—	—	49.9
Balance at December 31, 2003	(3.2)	66.8	20.8	—	—	84.4
Period change	(14.3)	150.0	163.4	(13.1)	—	286.0
Balance at December 31, 2004	(17.5)	216.8	184.2	(13.1)	—	370.4
Period change	(16.1)	(163.4)	(183.7)	45.4	(0.6)	(318.4)
Balance at December 31, 2005	$(33.6)	$53.4	$0.5	$32.3	$(0.6)	$52.0

21. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings— The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with the Company’s policy, reserves in connection with such product liability matters do not individually exceed $350,000 and in the aggregate $1.8 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer’s insurance coverage. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH, mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and mg technologies. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition or results of operations.

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Systems

The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements, and the Company’s subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of the Company’s employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

SHE Capital Expenditures

The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2005, the capital expenditures for SHE matters totaled approximately $32.8 million, excluding costs to maintain and repair pollution control equipment. For 2006 and 2007, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

In October 2003, the European Commission adopted a proposal for a new European Union (“EU”) framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH which will significantly expand the European Union’s regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has over 400 products that might be subject to REACH, which is scheduled to become an EU directive in early 2007; compliance with REACH will be required starting in 2008.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. IPPC requires a consistent application of Best Available Techniques, or BAT, throughout the European Union. Generally, by 2007, facilities located within the European Union must be operating consistent with BAT. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

The Kyoto Protocol is an amendment to an international treaty on global warming. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential, referred to as greenhouse gases. The Protocol was adopted in 1997 and became effective in February 2005 in over 140 countries that have ratified it. The EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002. By ratifying, the EU, and its member states’ agreed to enact regulation that reduces the emission of greenhouse gases or engage in a trading system covering carbon dioxide emissions by January 1, 2005. Such a system became effective at the start of 2005. The new regulation directly affects our power plants at the Duisburg and Langelsheim sites in Germany, as well as the power plant being operated by a third party on one of our sites. Rockwood and such third party may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions, which could result in increased capital expenditures. The new regulation indirectly affects our other operations in the EU, which may experience higher energy costs from third party providers. The Company continues to evaluate options in order to comply with the Protocol. However, we do not expect this to have a material impact on our cash flow or results of operations.

Remediation Liabilities

Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, “Superfund” statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

Environmental contamination is known to exist at certain of the Company’s present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company’s facilities at Freeport, Texas, Chasse-sur-Rhone, France, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhaussen, Pratteln, Valdosta, and Silver Peak facilities. The Company also operates ground water remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company has recently completed a soil remediation project at the Company’s facility in St. Cheron and is currently awaiting regulatory approval. The Company also continues to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company is also required to monitor groundwater quality at its facility at Mourenx, France. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Pratteln and Harrisburg facilities. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Specialty Chemicals facility in Houston, Texas, contamination at a former Specialty Chemicals facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by  Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company’s and the Company’s predecessor’s former and present properties and/or at sites the Company and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District (“MSD”) in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit will require the Company to reduce the facility’s ammonia discharge by an average of 50% by December 31, 2008. The Company is evaluating various options to reduce the amount of ammonia discharge. Although the Company will be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its business or financial condition.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR Acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expired in September 2005, for claims related to the contamination of the Company’s properties or its subsidiaries’ properties (inclusive of contamination which leaks or escapes from the Company’s properties or its subsidiaries’ properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag (now known as GEA Group) and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If mg technologies and MG North America Holdings’ responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($117,960 and $884,700 using the December 31, 2005 exchange rate of €1.00=1.1796) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on the Company’s business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period.

Environmental Reserves

The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company’s insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $44.8 million and $51.9 million for known environmental liabilities as of December 31, 2005 and 2004, respectively, all of which are classified as other non-current liabilities on the Company’s consolidated balance sheets for such periods. Included in the $44.8 million as of December 31, 2005 is €6.5 million ($7.6 million using the December 31, 2005 exchange rate of €1.00 = $1.1796) that is discounted using a 5.0% discount rate (undiscounted amount equals $11.7 million), and €1.9 million ($2.2 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $2.9 million). Included in the $51.9 million as of December 31, 2004 is €6.5 million ($8.8 million using the December 31, 2005 exchange rate of €1.00=$1.3593) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.5 million), and €2.4 million ($3.3 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $5.2 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At December 31, 2005, the environmental reserve related to the Rohner facility within our Groupe Novasep segment was $10.5 million. As we announced, Rohner AG was sold in March 2006 (see Note 17, “Impairment Charges,” for further detail).

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information the Company does not believe the additional amount of potential losses would have a material effect on the Company’s results of operations, cash flows or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. In addition, in the event that manufacturing operations are discontinued at any of our other facilities with known contamination, regulatory authorities may impose more stringent requirements on us including soil remediation. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, it has not accrued for any environmental related costs to remediate soil at these facilities.

The Company believes these environmental matters will not have a material adverse effect on its business or financial condition. However, these matters may have a material adverse effect on its results of operations or cash flows in any given quarterly or annual reporting period.

Commitments

As of December 31, 2005, the Company has unconditional purchase obligations of $248.5 million primarily consisting of take-or-pay contracts to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Amounts due within one year are estimated to be $147.0 million and the majority of the remainder is due during 2007 and 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Due to our inability to timely file Rockwood Specialties Group, Inc.’s Form 10-K for the year ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were not effective. We had filed a registration statement on Form S-1 with the SEC in February 2005 and we decided to incorporate into Group’s 2004 Form 10-K all relevant information obtained as a result of that registration process.

Additionally, we entered into several significant acquisitions during 2004, most notably the acquisition of the Dynamit Nobel businesses, which substantially expanded the scope of our business operations and our financial reporting obligations. As a result of the registration process and the significantly increased complexity from the acquisitions, we were unable to incorporate into Group’s 2004 Form 10-K in a timely manner certain information, principally related to the businesses acquired in 2004. Specifically, we identified a material weakness in internal controls within the financial reporting process with respect to the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits for the businesses acquired in 2004 mainly due to our dependence on external resources for data accumulation and analysis, and within the design and operation of our purchase accounting review procedures.

We also identified a material weakness within the design and operation of purchase accounting review procedures, which resulted in certain isolated mathematical errors that required purchase accounting adjustments in connection with the Dynamit Nobel Acquisition and the Groupe Novasep combination.

As a result of these errors, we restated Group’s consolidated balance sheet as of December 31, 2004 and consolidated statement of changes in stockholders’ equity for the year then ended and Group’s consolidated balance sheet as of December 31, 2004 and consolidated statement of stockholder’s equity for the year then ended in Group’s Annual Report on Form 10-K and Group’s consolidated balance sheet as of March 31, 2005 in Group’s quarterly report on Form 10-Q.

The errors related to the Groupe Novasep combination involved isolated manual calculations performed outside of our electronic consolidation system. As a result of these errors, we have implemented additional detailed review procedures of these calculations, including additional levels of review by our existing corporate accounting staff, as part of our quarter- and year-end close process beginning in the second quarter of 2005. We also hired an assistant controller in 2005 responsible solely for external financial reporting and technical accounting matters and recently hired an additional employee with technical accounting and external financial reporting expertise to further strengthen our corporate accounting staff.

The Dynamit Nobel purchase accounting errors, specifically related to the appraisal calculations, also occurred outside of our electronic consolidation system and involved calculations outside the normal year-end closing process. As a result of these errors, we implemented similar additional review procedures related to Dynamit Nobel purchase accounting activity as part of our quarter- and year-end close process beginning in the second quarter of 2005, and are utilizing the additional financial reporting resources identified above to strengthen our review process of significant and complex financial reporting areas, including purchase accounting.

We have also created and staffed a global tax department at our corporate headquarters to, among other matters, strengthen the income tax accounting function including the hiring of a new head of the global tax department to manage this function internally. Additionally, in the fourth quarter of 2005 we implemented a tax provision software package to assist in the timely preparation of the financial reporting of income taxes. We have also engaged a global coordinating actuary to enhance the internal controls over the accounting for pensions. Furthermore, we have engaged external consultants to review our closing process and systems and based on their recommendations, implemented additional enhancements to our closing process during the third quarter of 2005.

We have also begun the implementation of a new consolidation software system, expected to be fully operational by the third quarter of 2006, to further improve the timeliness and accuracy of the consolidation process. Among other items, this new system will significantly minimize the amount of financial information being gathered outside the consolidation software system and significantly decrease the amount of manual calculations being performed.

We believe that as a result of the actions taken during 2005, each of the above areas was adequately remedied. As such, we have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

The global tax department is being established and staffed at our corporate headquarters and the tax software system that we implemented have significantly strengthened the income tax accounting function. However, as these actions were implemented late in 2005, some of the planned improvements in internal control in this area were not fully implemented. During 2006, we plan to fully implement and train our accounting personnel worldwide in our new income tax accounting software system. Additionally, we plan to continue to improve the design, documentation and implementation of our controls to ensure that our employees enhance their understanding and knowledge of the significant applicable tax matters, which affect the Company in an effort to further strengthen the financial reporting process related to income taxes.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning directors and executive officers of the Company is included under the caption “Election of Directors,” “Stock Ownership – Security Ownership of Certain Beneficial Owners and Management, Directors and Executive Officers,” and “Corporate Governance and Related Matters” in the Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive compensation is included under the captions “Executive Compensation and Related Information” and “Certain Relationships and Related Party Transactions” in the Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the caption “Stock Ownership – Security Ownership of Certain Beneficial Owners and Management, Directors and Executive Officers” in the Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information concerning certain transactions is included under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the caption “Audit and Related Fees” in the Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of this report:

1.	Financial Statements:
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year ended December 31,
	2005	2004	2003
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF SUBSIDIARIES	$95.8	$(216.1)	$(91.7)

NET INCOME (LOSS)	$95.8	$(216.1)	$(91.7)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.1	$—

Total current assets	4.1	—
INVESTMENT IN SUBSIDIARIES	830.7	642.4
DUE FROM AFFILIATES	0.2	15.2
OTHER ASSETS	—	0.8

TOTAL ASSETS	$835.0	$658.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$0.3	$0.1

Total current liabilities	0.3	0.1

Total liabilities	0.3	0.1

REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.01 par value, $30.8 aggregate liquidation preference; 50 shares authorized; 25 shares issued and outstanding at December 31, 2004)	—	34.3

STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par value, 400,000 shares authorized, 73,873 shares issued and 73,779 shares outstanding at December 31, 2005; 75,296 shares authorized, 50,404 shares issued and 50,310 shares outstanding at December 31, 2004)	0.7	0.5
Paid-in capital	1,151.7	718.6
Accumulated other comprehensive income	52.0	370.4
Accumulated deficit	(367.6)	(463.4)
Treasury stock; at cost	(1.4)	(1.4)
Other	(0.7)	(0.7)

Total stockholders’ equity	834.7	624.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835.0	$658.4

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95.8	$(216.1)	$(91.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) losses of subsidiaries	(95.8)	216.1	91.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accrued expenses and other liabilities	1.0	0.7	(3.1)

Net cash provided by (used in) operating activities	1.0	0.7	(3.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(395.9)	(431.6)	(25.0)

Net cash used in investing activities	(395.9)	(431.6)	(25.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	471.4	432.0	0.1
Stock issuance costs	(33.8)	(0.1)	—
Issuance of redeemable convertible preferred stock	—	—	25.0
Redemption of redeemable convertible preferred stock from IPO proceeds	(38.5)	—	—
Other changes to stockholders’ equity	—	(0.3)	(0.6)

Net cash provided by financing activities	399.1	431.6	24.5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.2	0.7	(3.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(0.1)	(0.8)	2.8

CASH AND CASH EQUIVALENTS, END OF YEAR	$4.1	$(0.1)	$(0.8)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

The accompanying condensed financial statements of Rockwood Holdings, Inc. (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries included elsewhere in this filing.

1.              BASIS OF PRESENTATION

Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of Rockwood Holdings, Inc. (“the Company”) do not reflect all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in this filing.

Accounting for subsidiaries—The Company has accounted for the losses of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

2.              REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company issued $25.0 million of its redeemable convertible preferred stock to an affiliate of KKR in July 2003. See Note 15, “Redeemable Convertible Preferred Stock” to the consolidated financial statements.

3.              STOCK-BASED COMPENSATION

The Company has in place the 2005 Amended and Restated Stock Purchase and Option Plan. See Note 14, “Stock-Based Compensation” to the consolidated financial statements.

4.              DIVIDEND RESTRICTIONS

Under the terms of the senior secured credit facilities of Rockwood Holdings, Inc. and subsidiaries, certain subsidiaries may not, subject to certain exceptions, (i) declare or pay any dividends, other than dividends payable solely in its equity interests; (ii) redeem or otherwise acquire or retire for value any of its or its parent companies’ equity interests; (iii) make any principal payment on or otherwise acquire or retire for value any subordinated indebtedness; or (iv) make any loan or capital contribution to, or purchase any securities or assets of, any person. So long as no default exists, the Company’s subsidiaries may make certain otherwise restricted payments, such as (i) redeeming capital stock with the proceeds from concurrent equity contributions; (ii) repurchasing shares of their capital stock pursuant to employee stock plans or shareholder agreements; (iii) paying dividends to any parent company; (iv) paying taxes; (v) making certain permitted investments; or (vi) redeeming or refinancing certain other debt obligations; however, some of these permitted payments are subject to certain limitations and others may only be made subject to compliance with certain financial covenants, such as Debt to EBITDA ratio (as defined).

Generally, under the terms of the 2011 Notes and the 2014 Notes, the Company’s subsidiaries may not (i) declare or pay any dividend on their equity interests other than dividends payable solely in equity interests or in options, warrants, or other rights to purchase such equity interests; (ii) redeem or otherwise acquire or retire for value any of the Company’s subsidiaries or the Company’s equity interests; (iii) make any principal payment on or otherwise acquire or retire for value any subordinated indebtedness; or (iv) make any loan or capital contribution to, or purchase any securities or assets of, any person. These restrictions do not apply if, at the time of taking any of these actions, (a) no Default or Event of Default exists under the Company’s debt obligations, (b) immediately after taking such action, the Company could incur additional indebtedness without violating the Company’s debt covenants, and (c) the total amount of payments made pursuant to the above actions does not exceed the sum of (1) 50% of net income, (2) the proceeds of any capital contributions or equity offerings, and (3) the fair market value of any unrestricted subsidiary redesignated as a restricted subsidiary. Numerous exceptions to these general prohibitions exist that permit the Company’s subsidiaries to make certain restricted payments without compliance with (a), (b) and (c).

5.              STOCK SPLIT

On July 18, 2005, in connection with a planned offering of its common stock, the Company’s board of directors authorized a 34.22553019-for-one stock split of its common stock. See Note 14, “Stock-Based Compensation” to the consolidated financial statements.

3.	Exhibits:

Exhibit No.	Description of Exhibit
2.1(A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2(B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
3.1(I)	Form of Amended and Restated Certificate of Incorporation of Rockwood Holdings, Inc.
3.2(I)	Form of Amended and Restated By-Laws of Rockwood Holdings, Inc.
4.1(I)	Form of Certificate of Common Stock
4.2(I)	Warrant Agreement, dated as of July 23, 2003, between Rockwood Holdings, Inc. and KKR Millennium Fund L.P.
4.3(I)	Registration Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., KKR 1996 Fund L.P. and KKR Partners II, L.P.
4.4(I)	First Amendment, dated as of July 23, 2003, to the Registration Rights Agreement, among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P. and KKR Millennium Fund L.P.
4.5(A)	Indenture, dated as of July 23, 2003, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.6(I)	Supplemental Indenture, dated as of July 31, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.7(A)

Registration Rights Agreement, dated as of July 23, 2003, among Rockwood Specialties Group, Inc., the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Goldman, Sachs & Co., as Initial Purchasers

4.8(I)

Stockholders Agreement, dated as of July 29, 2004, among Rockwood Holdings, Inc., KKR 1996 Fund, L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P., KKR European Fund, Limited Partnership and DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P.

4.9(C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.10(C)

Registration Rights Agreement, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and Credit Suisse First Boston (Europe) Limited, Goldman, Sachs & Co., UBS Limited, Credit Suisse First Boston LLC, UBS Securities LLC, BNP Paribas Securities Corp., ING Financial Markets LLC, NatCity Investments, Inc., Rabo Securities USA, Inc. and WestLB AG, London Branch, as the Initial Purchasers

4.11(I)	Investors’ Rights Agreement, dated as of November 20, 2000, among K-L Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II L.P. and Merrill Lynch Capital Corporation
4.12(I)

Amendment and Supplement No. 1 dated as of February 7, 2001 to the Investors’ Rights Agreement, dated as of November 20, 2000,among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P., Merrill Lynch Capital Corporation and Allianz Lebensversicherungs—AG, Stuttgart

4.13(I)	Supplement No. 2 dated as of January 14, 2005 to the Investors’ Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., Merrill Lynch Capital Corporation and SPCP Group, L.L.C.
4.14(I)	PIK Bridge Loan Agreement, dated as of November 20, 2000, among Rockwood Specialties Consolidated, Inc., the lenders named therein, Merrill Lynch Capital Corporation and Merrill Lynch International
4.15(I)

Amendment dated as of June 20, 2005 to the PIK Bridge Loan Agreement dated as of November 20, 2000 among Rockwood Specialties Consolidated, Inc. as borrower, SPCP Group, L.L.C., as Lender, and Allianz Lebensversicherungs—AG, Stuttgart, as Noteholder

4.16(L)

Amendment to Stockholders Agreement and Waiver, dated as of January 27, 2006, by and among Rockwood Holdings, Inc., KKR 1996 Fund, L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P., KKR European Fund, Limited Partnership and DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.C., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P.

10.1(D)

Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.2(E)

First Amendment, dated as of October 8, 2004, to the Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.3(F)

Second Amendment, dated as of December 10, 2004, to the Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.4(K)

Third Amendment, dated as of December 13, 2005, to the Credit Agreement dated as of July 30, 2004 and as amended by the First Amendment dated as of October 8, 2004 and by the Second Amendment dated as of December 10, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.5(D)

Security Agreement, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as US Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent

10.6(D)

Pledge Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent

10.7(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent

10.8(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the Subsidiaries of Rockwood Specialties Limited named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent

10.9(D)

Senior Subordinated Loan Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Lead Arrangers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent

10.10(D)

Guarantee, dated as of July 30, 2004, among the Subsidiaries of Rockwood Specialties Group, Inc. named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P. and UBS AG, Stamford Branch, as Agents

10.11(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.12(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.13(A)	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.14(I)	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.15(I)	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October , 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.16(A)

Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders’ Agreement, dated as of January 30, 2001, KKR Partners II L.P. and KKR 1996 Fund L.P.

10.17(I)

Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)

10.18(I)	Form of Amended and Restated Sale Participation Agreement, dated as of October , 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.19(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program

10.20(A)	Form of Promissory Note made by an executive officer in connection with 2001 management equity program
10.21(G)	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.22(G)

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.23(G)

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.38 herewith)

10.24(J)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.25(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.26(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.27(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.28(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.29(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.30(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.31(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.32(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.33(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.34(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.35(A)	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.36(G)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.37(G)	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.38(A)	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.39(H)	Amendment, dated as of October 19, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.40(A)	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
10.41(A)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc.
10.42(A)	The Rockwood Specialties, Inc. Money Purchase Pension Plan
10.43(A)	Supplementary Savings Plan of Laporte Inc.
10.44(A)	Rockwood Specialties, Inc. Deferred Compensation Plan
10.45(I)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.46(I)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.47(I)	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.48(I)	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.49(I)	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.50(I)	2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries
10.51(I)	Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries
10.52(I)	Form of Non-Employee Director Stock Option Agreement
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*

Section 1350 Certification of Chief Executive Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended

32.2*

Section 1350 Certification of Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended

*	Filed herewith.

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on August 4, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 12, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on December 14, 2004.

(G)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(H)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(I)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(J)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2005.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.
By:	/s/ Seifi Ghasemi

Seifi Ghasemi
Chairman of the Board and Chief Executive Officer
Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ SEIFI GHASEMI	Chairman and Chief Executive Officer and Director (Principal	Date: March 31, 2006
By: Seifi Ghasemi	Executive Officer)

/s/ ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer (Principal	Date: March 31, 2006
By: Robert J. Zatta	Financial Officer)

/s/ JAMES T. SULLIVAN	Corporate Controller (Principal Accounting Officer)	Date: March 31, 2006
By: James T. Sullivan

/s/ BRIAN F. CARROLL	Director	Date: March 31, 2006
By: Brian F. Carroll

/s/ SHELDON R. ERIKSON	Director	Date: March 31, 2006
By: Sheldon R. Erikson

/s/ TODD A. FISHER	Director	Date: March 31, 2006
By: Todd A. Fisher

/s/ PERRY GOLKIN	Director	Date: March 31, 2006
By: Perry Golkin

/s/ DOUGLAS L. MAINE	Director	Date: March 31, 2006
By: Douglas L. Maine

/s/ CYNTHIA A. NIEKAMP	Director	Date: March 31, 2006
By: Cynthia A. Niekamp

/s/ SUSAN SCHNABEL	Director	Date: March 31, 2006
By: Susan Schnabel

/s/ FREDRIK SJÖDIN	Director	Date: March 31, 2006
By: Fredrik Sjödin