Form 10-Q
period 2006-03-31
Rockwood Holdings, Inc.
filed 2006-05-15
CIK 1315695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   001-32609

Rockwood Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	52-2277366
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Overlook Center, Princeton, New Jersey 08540
(Address of principal executive offices) (Zip Code)

(609) 514-0300
(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2006, there were 73,780,526 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS
FORM 10-Q

PART I- FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

PART II- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2006	2005
NET SALES	$812.6	$769.7
COST OF PRODUCTS SOLD	562.9	544.1
GROSS PROFIT	249.7	225.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	157.0	150.2
RESTRUCTURING CHARGES, net	1.2	2.9
OPERATING INCOME	91.5	72.5
OTHER INCOME (EXPENSES):
Interest expense, net	(39.1)	(57.3)
Foreign exchange (loss) gain, net	(2.6)	47.2
Loss on sale of business	(12.1)	—
Other, net	2.2	—
Net	(51.6)	(10.1)
INCOME BEFORE TAXES AND MINORITY INTEREST	39.9	62.4
INCOME TAX (BENEFIT) PROVISION	(3.1)	24.9
NET INCOME BEFORE MINORITY INTEREST	43.0	37.5
MINORITY INTEREST	(3.0)	0.8
NET INCOME	$40.0	$38.3

Per share data:
BASIC EARNINGS PER COMMON SHARE	$0.54	$0.74
DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.73

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	73,779	50,310
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	74,966	52,732

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43.4	$102.2
Accounts receivable, net	533.3	484.2
Inventories	456.1	458.2
Deferred income taxes	2.5	12.2
Prepaid expenses and other current assets	58.6	68.1
Total current assets	1,093.9	1,124.9
PROPERTY, PLANT AND EQUIPMENT, net	1,430.8	1,406.5
GOODWILL	1,618.0	1,599.2
OTHER INTANGIBLE ASSETS, net	582.2	578.9
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $16.0 and $13.5, respectively	55.4	56.6
OTHER ASSETS	52.0	44.0
TOTAL ASSETS	$4,832.3	$4,810.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$264.9	$295.7
Income taxes payable	23.9	18.9
Accrued compensation	107.5	92.0
Restructuring liability	11.2	13.6
Accrued expenses and other current liabilities	217.8	191.1
Senior secured revolving credit facility	25.2	30.0
Long-term debt, current portion	70.0	83.1
Total current liabilities	720.5	724.4
LONG-TERM DEBT	2,718.2	2,730.7
PENSION AND RELATED LIABILITIES	353.8	361.6
DEFERRED INCOME TAXES	5.7	27.2
OTHER LIABILITIES	94.3	106.3
Total liabilities	3,892.5	3,950.2
MINORITY INTEREST	28.8	25.2

STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par value, 400,000 shares authorized, 73,875 shares issued and 73,781 shares outstanding at March 31, 2006; 400,000 shares authorized, 73,873 shares issued and 73,779 shares outstanding at December 31, 2005)	0.7	0.7
Paid-in capital	1,151.7	1,151.7
Accumulated other comprehensive income	88.3	52.0
Accumulated deficit	(327.6)	(367.6)
Treasury stock, at cost	(1.4)	(1.4)
Other	(0.7)	(0.7)
Total stockholders’ equity	911.0	834.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,832.3	$4,810.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2006	2005
		As restated
		See Note 16
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40.0	$38.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.1	53.2
Deferred financing costs amortization	2.3	2.9
Foreign exchange loss (gain)	2.6	(47.2)
Non-cash interest expense on pay-in-kind loans	—	8.7
Loss on sale of business, net of cash	11.3	—
Gains related to asset sales	(0.6)	—
Fair value adjustment of derivatives	(10.9)	(7.6)
Bad debt provision	0.6	0.2
Deferred income taxes	(15.5)	18.2
Minority interest	3.0	(0.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(48.8)	(11.5)
Inventories, including inventory write-up reversal	(6.1)	(11.9)
Prepaid expenses and other assets	7.0	(12.9)
Accounts payable	(15.7)	10.6
Income taxes payable	9.7	1.0
Accrued expenses and other liabilities	16.6	(30.2)
Net cash provided by operating activities	47.6	11.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases, net	(45.6)	(54.1)
Proceeds on sale of property, plant and equipment	2.5	0.2
Net cash used in investing activities	(43.1)	(53.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured credit facilities	45.2	260.0
Repayment of senior secured credit facilities	(70.1)	(85.0)
Payments on other long-term debt	(37.3)	(5.9)
Net cash (used in) provided by financing activities	(62.2)	169.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.1)	(0.4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58.8)	125.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102.2	111.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43.4	$237.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$17.9	$23.7
Income taxes paid, net of refunds	$2.7	$4.8
NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital leases	$1.5	$4.8
Net decrease in liabilities for property, plant and equipment	$(15.8)	$(18.4)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background—Rockwood Holdings, Inc. and Subsidiaries (“Rockwood” or the “Company”) is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood is the ultimate parent company of Rockwood Specialties Group, Inc. (“Group”).

Rockwood is controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”).

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. For the three month period ended March 31, 2005, interest expense on the debt repaid with IPO proceeds was $11.9 million.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“US GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2005 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The Company’s minority interest represents the total of the minority party’s interest in certain investments (principally the Groupe Novasep segment) that are consolidated but less than 100% owned.

Effective July 18, 2005, the Company’s Board of Directors authorized a 34.22553019-for-one stock split of its common stock and increased the company’s authorized shares of common stock to 400 million shares. As a result of the stock split, the accompanying condensed consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the additional paid-in-capital to par value. All share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, and (7) Groupe Novasep (formerly known as Custom Synthesis), which includes sensitive chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

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

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each.

KKR and DLJMB had provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the IPO, the parties agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete, except for amounts (less than 1% of consolidated revenues in 2005) derived from long-term contracts accounted for under the percentage of completion method within the Groupe Novasep segment. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements is realized when the service is performed.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in determining net income for the period in which exchange rates change. However, the related gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of our euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

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

Derivatives—The Company accounts for derivatives based on Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of other comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See “Comprehensive Income” section of Note 1 for the impact of the Company’s net investment hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions. Other postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits. See Note 11, “Employee Benefit Plans,” for further detail.

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

Comprehensive income is summarized as follows:

	Three months ended
	March 31,
($ in millions)	2006	2005
Net income	$40.0	$38.3
Foreign currency translation	25.4	(65.1)
Intercompany foreign currency transactions	31.6	(40.5)
Net investment hedge, net of tax	(25.3)	6.2
Reduction of minimum pension liability, net of tax	4.6	—
Total comprehensive income (loss)	$76.3	$(61.1)

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into cross-currency interest rate swaps with a five-year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of March 31, 2006 and December 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at March 31, 2006 to be reclassified into earnings during the subsequent twelve months.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €684.2 million or $828.0 million based on the March 31, 2006 exchange rate of €1.00 = $1.2102). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above, effective October 1, 2005 is accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of March 31, 2006. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at March 31, 2006 to be reclassified into earnings during the subsequent twelve months.

Accounting for Environmental Liabilities—In the ordinary course of business, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, the Company may share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances insurance recoveries where the remediation costs are being paid directly by the Company’s insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Other Current Assets—During the first quarter of 2006, the Company recorded an adjustment related to a previously unrecorded asset in the Titanium Dioxide segment. This adjustment increased the previously reported other current assets by $1.6 million, other income by $1.6 million, income tax expense by $0.6 million and net income by $1.0 million. The effect of this adjustment to the Company’s financial statements for the year ended December 31, 2005 is not material.

Recent Accounting Pronouncements—The Company implemented the financial accounting standards listed below on January 1, 2006. The adoption of these standards did not have a material impact on the Company.

SFAS 123R	Share-Based Payment
SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 154	Accounting Changes and Error Corrections

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in APB 25. The Company is applying SFAS 123R on a modified prospective basis. In accordance with SFAS 123R, beginning in the first quarter of 2006, the Company is recording compensation cost for the unvested portion of awards issued after February 2005, which is the date it first filed its registration statement with the Securities and Exchange Commission (“SEC”), and for any awards modified, repurchased or cancelled after this date. See Note 2, “New Accounting Standard — Share-Based Payment (SFAS No. 123R),” and Note 3, “Stock-Based Compensation,” for further details of the impact of adopting this standard.

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

2.    NEW ACCOUNTING STANDARD—SHARE-BASED PAYMENT (SFAS NO. 123R):

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized in net income for employee stock options, as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The estimated impact of adopting SFAS No. 123R in 2006 is expected to reduce net income for the year by approximately $0.3 million before taxes (and to reduce diluted earnings per share for the year by less than $0.01 per share).

As noted above under “Recent Accounting Pronouncements,” the Company adopted SFAS No. 123R using the modified prospective method and therefore has not restated prior periods. As a result, the Company is recording compensation cost for the unvested portion of awards issued after February 2005 and for any awards modified, repurchased or cancelled after this date. In the first quarter of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of less than $0.1 million. The incremental stock-based compensation expense caused income before taxes and minority interest to decrease by $0.1 million, net income to decrease by less than $0.1 million and basic and diluted earnings per share to decrease by less than $0.01 per share. Net cash provided by operating activities decreased and net cash provided by financing activities was insignificant related to excess tax benefits from share-based payment arrangements.

SFAS No. 123R modified the disclosure requirements related to share-based compensation. Accordingly, the disclosures prescribed by SFAS No. 123R are included in Note 3, “Stock-Based Compensation.”

For stock options granted prior to the adoption of SFAS No. 123R, the Company applied APB Opinion 25 to account for its stock-based awards. If compensation cost for the Company’s stock option plans had been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net earnings and earnings per share would have been as follows:

Three months
ended
($ in millions, except per share amounts)	March 31, 2005
Net income, as reported	$38.3
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)
Pro forma net income	38.1
Redeemable convertible preferred stock dividends	(1.1)
Pro forma net income applicable to common shareholders	$37.0

Earnings per common share, as reported:
Basic	$0.74
Diluted	$0.73

Pro forma earnings per common share, as reported:
Basic	$0.74
Diluted	$0.73

3.    STOCK-BASED COMPENSATION:

Rockwood Plan

The Company has in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Rockwood Holdings may grant stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allow employees and directors to purchase shares of Rockwood Holdings’ common stock. There are 10,000,000 authorized shares available for grant under the Plan.

Restricted Stock—Restricted stock of Rockwood Holdings can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock.

Stock Purchase—Eligible employees and directors can purchase shares of Rockwood Holdings’ common stock at prices as determined by Rockwood Holdings’ board of directors.

Stock Options—Stock options granted under this Plan shall have an exercise price at least equal to the fair market value of Rockwood Holdings’ common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest as follows: time options granted prior to 2004 vest 10% in year one, 10% year two, 25% year three, 25% year four and 30% year five; time options granted in 2004 and after vest in installments of 20% on each of the first five anniversaries of the grant date. Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. In October 2004, the performance targets were modified as a result of the Dynamit Nobel Acquisition. Certain option holders have “company-wide performance targets,” for which targets are based on the achievement by Rockwood Holdings of certain implied equity values. Other option holders have “divisional performance targets,” for which targets are based on a particular division’s achievement of annual or cumulative EBITDA.

Board of Directors Stock Options—Stock options granted to directors under this Plan shall have an exercise price at least equal to the fair market value of Rockwood Holdings’ common stock on the date of grant. Options available for grant under this Plan are time options which have a life of ten years from the date of grant and vest in three equal annual installments on each of the first three anniversaries of the grant date.

The Company recorded no compensation cost in the historical statements of operations related to the Plan prior to 2006. The measurement date for determining compensation expense for each option has been the option issuance date and at that time the market price of the stock was equal to the exercise price in each case. The time options have been accounted for as a fixed plan. The performance options have been treated similar to fixed stock option plans as the Company concluded the predefined (non-accelerated) vesting schedule is substantive as it is deemed to be more likely than not that the applicable individuals will remain employed with the Company through that vesting date, particularly if the performance trigger has not occurred. As such, the measurement date for these options is the option grant date in accordance with APB Opinion 25. The change to the applicable performance targets as a result of the Dynamit Nobel Acquisition was a permitted change per the applicable stock option agreements; as such no modification occurred requiring a new measurement date calculation.

The compensation cost charged against income under the Plan in the first quarter of 2006 for share-based compensation programs was less than $0.1 million before taxes.

The fair value of options granted in the first quarter of 2006 is estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

Expected term (in years)	6.0
Expected volatility	35%
Risk-free rate	4.7%
Expected dividends	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining expected term of an employee share option (in accordance with SEC Staff Accounting Bulletin No. 107). As Rockwood became a public company in August 2005, there is not a long period of history of the Company’s share price. As a result, the Company’s expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are not applicable as the Company currently does not pay a dividend on its shares.

As of March 31, 2006, there was $0.5 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 6.1 years.

As of January 1, 2006 and March 31, 2006, the number of nonvested stock options were 53,800 and 64,357, respectively, and the weighted-average grant date fair value of nonvested stock options was $8.68 and $8.62, respectively.

The total intrinsic value of stock options exercised during the first quarter of 2006 was less than $0.1 million. Cash received from option exercises during the first quarter of 2006 was less than $0.1 million. The total tax benefit realized from options exercised in the first quarter of 2006 was less than $0.1 million. The total fair value of shares vested during the first quarter of 2006 was less than $0.1 million.

A summary of the status of the Company’s options granted by Rockwood Holdings at March 31, 2006 and changes during the period ended on that date is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2005	3,863	$14.69
Granted	11	23.68
Exercised	(2)	14.61
Forfeited	(10)	14.61
Outstanding at March 31, 2006	3,862	$14.71	6.97	$32.1

Options exercisable at March 31, 2006	1,696	$14.62	6.35	$14.2

Weighted-average fair value of options granted during the period	$10.12

Subsidiary Plan

Stock Options—In September 2005, Groupe Novasep approved a stock option plan for certain of its employees (the “Subsidiary Plan”). Under the Subsidiary Plan, there are 24,543 authorized shares available for grant. There are two types of options available for grant under the Subsidiary Plan. Time options have a life of 62 months from the date of grant and vest as follows: 20% per year at each one year anniversary. Performance options have a maximum life of ten years and become exercisable based on attainment of certain stock price targets on the occasion of certain triggering events (IPO or Change of Control).

Stock Purchase—Eligible employees and management personnel of Groupe Novasep SAS (“Groupe Novasep”), a subsidiary of the Company, and its subsidiaries can purchase shares of common stock at prices as determined by the Supervisory Board of Groupe Novasep. Under the Subsidiary Plan, Groupe Novasep sold 4,013 shares during the quarter ended December 31, 2005 at the fair market value of the stock (€211.00 per share) as determined by the Supervisory Board of Groupe Novasep at the date of purchase for gross proceeds of $1.0 million.

The Company recorded no compensation cost in the historical statements of operations related to the Subsidiary Plan prior to 2006. The time options qualified as a fixed plan in accordance with APB Opinion 25 prior to 2006. The performance options do not qualify as a fixed plan and therefore are accounted for as a variable plan. In accordance with FASB Interpretation No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock—An Interpretation of APB Opinion No. 25, as the triggering events were not probable, no compensation cost was recorded as of March 31, 2006.

The compensation cost charged against income under the Subsidiary Plan in the first quarter of 2006 for share-based compensation programs was less than $0.1 million before taxes.

There were no options granted or exercised in the first quarter of 2006 under the Subsidiary Plan. The fair value of options granted in 2005 was estimated on the date of grant using the Black-Scholes option pricing model.

As of March 31, 2006, there was €1.0 million ($1.2 million using a March 31, 2006 exchange rate of €1.00 = $1.2102) of unrecognized compensation cost related to nonvested stock options under the Subsidiary Plan, which is expected to be recognized over a weighted-average period of approximately 4.5 years.

A summary of the status of the options granted by Groupe Novasep at March 31, 2006 and changes during the quarter ended on that date is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(‘000)		(years)	(in millions)
Outstanding at December 31, 2005	22	€211.00
Granted	—	—
Exercised	—	—
Forfeited	(1)	211.00
Outstanding at March 31, 2006	21	€211.00	9.58	€—

Options exercisable at March 31, 2006	—	€—	-	€—

Weighted-average fair value of options granted during the period	€—

4.    SEGMENT INFORMATION:

Rockwood operates in seven reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The seven segments are: (1) Performance Additives, which consists of the color pigments and services, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (2) Specialty Compounds; (3) Electronics, which consists of the electronic chemicals, wafer reclaim and photomasks business lines; (4) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep.

Items that cannot be readily attributed to individual segments have been classified as “Corporate.” Corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major Corporate components within the reconciliation of income before taxes and minority interest (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax provision (benefit) resulting from corporate income (losses), interest expense on external debt, foreign exchange losses or gains, refinancing expenses related to external debt and initial public offering related expenses. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate	Consolidated
Three months ended March 31, 2006
Net sales	$182.5	$63.2	$49.4	$228.1	$108.2	$92.7	$88.5	$—	$812.6
Adjusted EBITDA	33.3	7.3	8.6	51.4	20.9	23.6	15.9	(12.3)	148.7
Three months ended March 31, 2005
Net sales	$159.5	$58.1	$42.8	$220.0	$104.5	$91.9	$92.9	$—	$769.7
Adjusted EBITDA	34.2	7.3	5.8	43.0	20.9	21.4	10.2	(9.6)	133.2

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate(a)	Eliminations(b)	Consolidated
Identifiable assets as of:
March 31, 2006	$1,040.9	$226.8	$329.5	$1,608.5	$649.6	$662.6	$342.5	$175.4	$(203.5)	$4,832.3
December 31, 2005	1,011.5	221.9	323.6	1,501.6	644.8	653.3	396.7	258.1	(201.4)	4,810.1

(a)             This includes $40.7 million and $39.7 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at March 31, 2006 and December 31, 2005, respectively.

(b)            Amounts contained in the “Eliminations” column represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate segment’s identifiable assets.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the chief operating decision maker, who is the Company’s Chief Executive Officer, to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income before taxes and minority interest to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

•                  Systems/organization establishment expenses. For the three months ended March 31, 2006, expenses of $1.9 million were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system. For the three months ended March 31, 2005, expenses of $1.2 million were recorded related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the “Corporate” column when the Company’s results are presented on a segment basis. We estimate non-recurring costs of approximately $0.7 million are remaining to complete initial Sarbanes-Oxley compliance.

•                  Restructuring and related charges. Restructuring charges of $1.2 million and $2.9 million were recorded in the three months ended March 31, 2006 and 2005, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 14, “Restructuring Liability,” for further details).

•                  Loss on sale of business. In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million for the three months ended March 31, 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

•                  Inventory write-up reversal. Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the Groupe Novasep combination in 2004 and the acquisition of the Süd-Chemie businesses in 2005, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $0.8 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively, as the inventory was sold in the normal course of business.

•                  CCA litigation defense costs. Costs of $0.3 million and $0.4 million were recorded in the three months ended March 31, 2006 and 2005, respectively, in connection with litigation defense costs related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                  Cancelled acquisition and disposal costs. For the three months ended March 31, 2006 and 2005, costs of $0.6 million and $0.2 million, respectively, were recorded in connection with non-consummated acquisitions and dispositions.

•                  Foreign exchange gain (loss), net. During the periods presented, the Company recorded foreign exchange gains and (losses) related to our long-term debt. These amounts reflect losses of $2.6 million for the three months ended March 31, 2006 and gains of $47.2 million for the three months ended March 31, 2005, for the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound.

•                  Gains related to asset sales and other. For the three months ended March 31, 2006, we recorded $1.9 million of income primarily related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment ($1.6 million).

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

The Company believes this financial measure on a consolidated basis is helpful in highlighting trends in its overall business because Adjusted EBITDA excludes those items deemed by senior management to have little or no bearing on day-to-day operating performance.

Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses income before taxes and minority interest as the most comparable GAAP measure on a segment basis and net income as the most comparable GAAP measure on a consolidated basis. The following table presents a reconciliation of income before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate	Consolidated
Three months ended March 31, 2006
Income (loss) before taxes and minority interest	$20.0	$5.4	$2.4	$30.1	$6.5	$7.6	$(7.5)	$(24.6)	$39.9
Interest expense, net(a)	4.0	(0.1)	0.8	9.2	7.0	7.4	3.3	7.5	39.1
Depreciation and amortization	8.1	2.0	4.2	11.4	9.0	8.2	8.4	0.8	52.1
Restructuring and related charges	0.2	—	0.8	0.2	—	—	—	—	1.2
CCA litigation defense costs	0.3	—	—	—	—	—	—	—	0.3
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.9	1.9
Cancelled acquisition and disposal costs	—	—	—	0.6	—	—	—	—	0.6
Inventory write-up reversal	0.8	—	—	—	—	—	—	—	0.8
Gains related to asset sales	(0.1)	—	—	—	—	—	(0.1)	(0.4)	(0.6)
Loss on sale of business	—	—	—	—	—	—	12.1	—	12.1
Foreign exchange loss (gain)	0.1	—	0.4	(0.1)	—	—	(0.3)	2.5	2.6
Other	(0.1)	—	—	—	(1.6)	0.4	—	—	(1.3)
Total Adjusted EBITDA	$33.3	$7.3	$8.6	$51.4	$20.9	$23.6	$15.9	$(12.3)	$148.7
Three months ended March 31, 2005
Income (loss) before taxes and minority interest	$17.2	$6.0	$0.8	$17.0	$3.2	$4.5	$(5.8)	$19.5	$62.4
Interest expense, net(a)	6.6	(0.1)	1.3	12.1	8.5	9.4	4.5	15.0	57.3
Depreciation and amortization	8.5	1.4	5.1	11.7	9.2	7.5	8.9	0.9	53.2
Restructuring and related charges	2.4	—	—	0.5	—	—	—	—	2.9
CCA litigation defense costs	0.3	—	—	—	—	—	—	0.1	0.4
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.2	1.2
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.2	0.2
Inventory write-up reversal	—	—	—	—	—	—	2.8	—	2.8
Foreign exchange (gain) loss	(0.9)	—	(1.4)	1.8	—	—	—	(46.7)	(47.2)
Other	0.1	—	—	(0.1)	—	—	(0.2)	0.2	—
Total Adjusted EBITDA	$34.2	$7.3	$5.8	$43.0	$20.9	$21.4	$10.2	$(9.6)	$133.2

(a)             Includes gains of $10.9 million and $7.6 million for the three months ended March 31, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended March 31,
($ in millions)	2006	2005
Net income	$40.0	$38.3
Income tax (benefit) provision	(3.1)	24.9
Minority interest	3.0	(0.8)
Income before taxes and minority interest	39.9	62.4
Interest expense, net (a)	39.1	57.3
Depreciation and amortization	52.1	53.2
Restructuring and related charges	1.2	2.9
CCA litigation defense costs	0.3	0.4
Systems/organization establishment expenses	1.9	1.2
Cancelled acquisition and disposal costs	0.6	0.2
Inventory write-up reversal	0.8	2.8
Gains related to asset sales	(0.6)	—
Loss on sale of business	12.1	—
Foreign exchange loss (gain)	2.6	(47.2)
Other	(1.3)	—
Total Adjusted EBITDA	$148.7	$133.2

(a)             Includes gains of $10.9 million and $7.6 million for the three months ended March 31, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

5.    ACQUISITIONS:

Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired nine businesses at purchase prices ranging from approximately $3.0 million (a U.S. liquid pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, any goodwill resulting from acquisitions is tested for impairment at least annually.

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Süd-Chemie AG, Munich, Germany. Both businesses have been incorporated into Rockwood’s Clay-based Additives business unit, which is part of the Performance Additives segment. We accounted for the acquisition of these businesses using the purchase method of accounting and have allocated the total estimated purchase price to the assets acquired and liabilities assumed. The balance sheet as of December 31, 2005 and March 31, 2006 reflects a preliminary purchase price allocation based on the preliminary results of an independent asset appraisal and internal review of the fair value of other assets acquired and liabilities assumed. Except for the possible effect of post-closing adjustments, the Company expects to complete its assessment of the fair value of assets acquired during the second quarter of 2006. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Based on the preliminary allocation of total estimated purchase price, goodwill in the transaction totaled $9.9 million as of the acquisition date. This amount has not changed significantly from the preliminary allocation but could change at a subsequent date when we finalize the purchase accounting for this acquisition.

In the first quarter of 2006, the Company recorded adjustments primarily relating to certain previously unidentified fixed assets acquired and an erroneous pension accrual in connection with the Groupe Novasep combination and Dynamit Nobel Acquisition. These adjustments to the Company’s purchase accounting resulted in an increase to property, plant and equipment-net of $10.9 million, an increase to deferred income tax liabilities of $3.7 million, and a decrease to pension liabilities of $4.0 million with a corresponding decrease in goodwill of $11.7 million at March 31, 2006. The effects of the adjustments to the Company’s financial statements for the year ended December 31, 2005 are not material.

6.    INVENTORIES:

Inventories are comprised of the following:

($ in millions)	March 31, 2006	December 31, 2005
Raw materials	$134.1	$141.6
Work-in-process	63.6	75.0
Finished goods	244.8	227.9
Packaging materials	13.6	13.7
	$456.1	$458.2

7.    GOODWILL:

Below are goodwill balances and activity by segment:

($ in millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
Balance, December 31, 2005	$459.5	$109.2	$119.3	$538.8	$151.7	$187.5	$33.2	$1,599.2
Other tax adjustments	—	—	—	(1.0)	—	—	—	(1.0)
Post-closing consideration and other related adjustments	1.7	—	—	—	—	—	—	1.7
Foreign exchange and other	2.9	0.8	1.2	11.4	3.9	5.0	(7.1)	18.1
Balance, March 31, 2006	$464.1	$110.0	$120.5	$549.2	$155.6	$192.5	$26.1	$1,618.0

The adjustments recorded during the first quarter of 2006 as disclosed in Note 5, “Acquisitions,” are recorded in “foreign exchange and other ” as reductions to goodwill within Specialty Chemicals ($4.0 million) and Groupe Novasep ($7.7 million).

8.    OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of March 31, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$339.4	$(66.5)	$272.9	$340.1	$(64.3)	$275.8
Trade names and trademarks	119.4	(11.0)	108.4	114.3	(7.4)	106.9
Customer relationships	197.5	(24.1)	173.4	190.6	(20.9)	169.7
Other	34.4	(6.9)	27.5	32.0	(5.5)	26.5
Total	$690.7	$(108.5)	$582.2	$677.0	$(98.1)	$578.9

Amortization of other intangible assets was $13.0 million and $14.1 million for the three months ended March 31, 2006 and 2005. As of March 31, 2006, the estimated amortization expense for each of the five succeeding years is as follows:

($ in millions) Year ended	Amortization Expense
2006	$47.6
2007	45.8
2008	45.3
2009	45.0
2010	43.9

9.    LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

($ and € in millions)	March 31, 2006	December 31, 2005
Senior secured credit facilities:
Tranche A-1 term loans (€37.2 and €39.1, respectively)	$45.0	$46.1
Tranche A-2 term loans (€161.9 and €170.4, respectively)	195.9	201.0
Tranche E term loans	1,133.6	1,139.3
Tranche F term loans (€272.1 and €273.4, respectively)	329.2	322.5
Revolving short-term loans (€20.0 and $1.0 as of March 31, 2006 and $30.0 million as of December 31, 2005)	25.2	30.0
2011 Notes	273.4	273.4
2014 Notes (€375.0 and $200.0 as of March 31, 2006 and December 31, 2005)	653.8	642.4
Other term loan facilities	59.0	92.7
Capitalized lease obligations (€50.9 and €51.0, respectively)	62.6	61.2
Preferred stock of subsidiary (£12.0 as of March 31, 2006 and December 31, 2005)	20.8	20.6
Other (€12.3 and €12.2, respectively)	14.9	14.6
	2,813.4	2,843.8
Less current maturities	(95.2)	(113.1)
	$2,718.2	$2,730.7

10.    TAXES ON INCOME:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the first quarter of 2006 is (7.8%) which is generally attributable to the tax benefits associated with the sale of Rohner AG. The global effective tax rate associated with first quarter 2006 ordinary operating results was 37.9% (which excluded the Rohner transaction), which is a function of foreign and domestic earnings and their impact on the effective tax rate. In the first quarter of 2006, the Company reduced its worldwide valuation allowances by $24.8 million. As a majority of the reduction in the valuation allowance was the result of a decrease in the net deferred tax assets of Rohner AG, the change in the valuation allowance did not have a significant impact on the effective tax rate during the quarter. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

($ in millions)	Valuation Allowance
Balance as of December 31, 2005	$77.1
Reduction in deferred tax assets of Rohner AG	(26.4)
Increase in income tax expense	0.2
Increase in other comprehensive income	1.7
Expired net operating loss	(0.3)
Balance as of March 31, 2006	$52.3

In the first quarter of 2006, based on the Company’s policy and steady-state analysis, we determined that we did not have sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance recorded in 2004. During the first quarter of 2006, our net deferred tax assets were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

11.    EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106:

	Three months ended March 31,
($ in millions)	2006	2005
Service cost	$2.9	$2.8
Interest cost	5.8	7.0
Expected return on assets	(2.6)	(2.9)
Net amortization of actuarial losses	0.7	0.2
Total pension cost	$6.8	$7.1

12.    EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended March 31,
($ in millions, except per share amounts; shares in thousands)	2006	2005
EPS Numerator—Basic:
Net income	$40.0	$38.3
Less:
Redeemable convertible preferred stock dividends	—	(1.1)
Net income applicable to common shareholders	$40.0	$37.2
EPS Denominator—Basic:
Weighted average number of common shares outstanding	73,779	50,310
Basic earnings per common share	$0.54	$0.74
EPS Numerator—Diluted:
Net income	$40.0	$38.3
EPS Denominator—Diluted:
Weighted average number of common shares outstanding (a)	73,779	50,310
Effect of dilutive stock options and other incentives	1,187	—
Effect of dilutive convertible preferred stock	—	2,422
Weighted average number of common shares outstanding and common stock equivalents	74,966	52,732
Diluted earnings per common share	$0.53	$0.73

(a)             Stock options representing equivalents of 3,880 shares of common stock during the three months ended March 31, 2005 were outstanding but were not included in the computation of diluted earnings per common share because their inclusion would not have had a dilutive effect.

13.    SALE OF ROHNER AG:

In late 2005, Rockwood had decided to substantially downsize the operations of Rohner AG (“Rohner”). This decision was driven by a number of factors, including, in particular, continued capacity utilization issues as a result of the loss of a key customer in 2003 and the inability to replace this lost volume with comparable profitable volume. The downsizing included a review of Rockwood’s strategic options for this business including potential sale or closure. The Company had recorded a full impairment charge at the end of 2005 with respect to Rohner’s long-term assets, primarily property, plant and equipment, totaling $44.7 million due to these actions.

On March 9, 2006, after exploring several alternatives, the Company sold all of the capital stock of Rohner for a nominal price. Until that time, Rohner, located in Pratteln, Switzerland, had been a subsidiary in the Company’s Groupe Novasep segment. Rohner produces chemicals on a custom-synthesis and toll manufacturing basis for the pharmaceutical and agrochemical industries, specializing in transition metal catalysis.

The Company recorded a net pre-tax loss of $12.1 million on the sale of Rohner in the first quarter of 2006, representing consideration given less the remaining net liabilities of Rohner, which have been transferred to the purchaser. The sale agreement contains a potential favorable purchase price adjustment of up to €5.0 million upon the achievement of certain operating targets of Rohner through 2008. The sale agreement also contains a potential unfavorable purchase price adjustment of €1.0 million. The Company has not included these potential purchase price adjustments in its determination of its net loss on the sale of Rohner as these adjustments are not probable at March 31, 2006.

Rockwood has reviewed whether the above activity should result in Rohner being treated as a discontinued operation and concluded that such treatment would not be appropriate as certain products will continue to be produced by other Groupe Novasep entities.

14.    RESTRUCTURING LIABILITY:

The Company recorded $1.2 million and $2.9 million of restructuring charges for the three months ended March 31, 2006 and 2005, respectively. The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

2006 Restructuring Actions:

During the three months ended March 31, 2006, the Company expensed $1.2 million of restructuring charges for miscellaneous restructuring actions, including $0.8 million for the announced restructuring of the Wafer Reclaim business in the Electronics segment. The Company recorded severance and related costs for employees in connection with the closure of the Wafer Reclaim facilities (one each in the U.K. and U.S.). The Wafer Reclaim operating facility in the U.K. was closed in January 2006 and the facility in the U.S. was closed in March 2006. In addition, $0.2 million was recorded in the Specialty Chemicals segment and $0.2 million was recorded in the Performance Additives segment for miscellaneous headcount reductions and the announced closure of the Baulking, United Kingdom facility for our Clay-based Additives business in the Performance Additives segment.

Dynamit Nobel Restructuring and Johnson Matthey Pigments and Dispersions Restructuring

The Company began to assess and formulate specific plans to involuntarily terminate or relocate certain employees and/or exit certain activities of the Dynamit Nobel businesses as of the Dynamit Nobel Acquisition date. This assessment led to certain restructuring measures being taken by the Company as described below.

The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to the Company’s new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and 40 positions were eliminated. All of these employees were selling, general and administrative personnel.

For the 2006 restructuring actions, the Company recorded a restructuring charge of $0.1 million. This charge was utilized in the first quarter of 2006.

Selected information for the 2005 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Total
2005
Liability balance, December 31, 2005	$1.5	$—	$1.5
Restructuring charge	0.3	0.6	0.9
Utilized in 2006	(1.0)	(0.6)	(1.6)
Foreign exchange and other	0.6	0.4	1.0
Liability balance, March 31, 2006	$1.4	$0.4	$1.8

Selected information for the 2004 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
2004
Liability balance, December 31, 2005	$10.6	$1.1	$0.4	$12.1
Restructuring charge in 2006	0.2		-	0.2
Utilized in 2006	(2.3)	(0.1)		(2.4)
Foreign exchange and other	(0.6)	0.1		(0.5)
Liability balance, March 31, 2006	$7.9	$1.1	$0.4	$9.4

15.    COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with the Company’s policy, reserves in connection with such product liability matters do not individually exceed $350,000 and in the aggregate $2.0 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer’s insurance coverage, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Under the terms of the Sale and Purchase Agreement with mg technologies ag (now known as GEA Group Aktiengesellschaft) and its subsidiary MG North America Holdings, Inc., mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and mg technologies. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union (“EU”) and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Systems

The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements, and the Company’s subsidiaries have developed policies and management systems that are intended to identify the

SHE legal requirements applicable to their operations, enhance compliance with such requirements, ensure the safety of the Company’s employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

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

Regulatory Developments

In October 2003, the European Commission adopted a proposal for a new EU framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH which will significantly expand the EU’s regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has over 400 products that might be subject to REACH, which is scheduled to become an EU directive in early 2007; compliance with REACH will be required starting in 2008.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. IPPC requires a consistent application of Best Available Techniques, or BAT, throughout the EU. Generally, by 2007, facilities located within the EU must be operating consistent with BAT. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

The Kyoto Protocol is an amendment to an international treaty on global warming. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential, referred to as greenhouse gases. The Protocol was adopted in 1997 and became effective in February 2005 in over 140 countries that have ratified it. The EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002 and, in doing so, agreed to enact regulation that reduces the emission of greenhouse gases or engage in a trading system covering carbon dioxide emissions by January 1, 2005. Such a system became effective at the start of 2005. The new regulation directly affects our power plants at the Duisburg and Langelsheim sites in Germany, as well as the power plant being operated by a third party on one of our sites. Rockwood and such third party may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions, which could result in increased capital expenditures. The new regulation indirectly affects our other operations in the EU, which may experience higher energy costs from third party providers. The Company continues to evaluate options in order to comply with the Protocol. However, we do not expect this to have a material impact on our cash flow or results of operations.

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

Boksburg East, South Africa and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company’s facilities at Freeport, Texas, Chasse-sur-Rhone, France, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhaussen, Valdosta, and Silver Peak facilities. The Company also operates groundwater remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company has recently completed a soil remediation project at the Company’s facility in St. Cheron and is currently awaiting regulatory approval. The Company also continues to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company is also required to monitor groundwater quality at its facility at Mourenx, France. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Harrisburg facility. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; a former disposal site in Laurel, Maryland; contamination at a closed Specialty Chemicals facility in Houston, Texas;contamination at a former Specialty Chemicals facility in Sunbright, Virginia;, groundwater remediation at Stadeln; and former sites operated by Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag (now known as GEA Group Aktiengesellschaft) and its subsidiary, MG North America Holdings, Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If mg technologies and MG North America Holdings’ responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($121,020 and $907,650 using the March 31, 2006 exchange rate of €1.00 = $1.2102) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

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

Environmental Reserves

The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances insurance recoveries where the remediation costs are being paid directly by the Company’s insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $35.1 million and $44.8 million for known environmental liabilities as of March 31, 2006 and December 31, 2005, respectively, all of which are classified as other non-current liabilities on the Company’s consolidated balance sheets for such periods. Included in the $35.1 million and $44.8 million as of March 31, 2006 and December 31, 2005, respectively, is €6.5 million ($7.8 million using the March 31, 2006 exchange rate of €1.00 = $1.2102) that is discounted using a 5.0% discount rate (undiscounted amount equals $12.0 million), and €1.9 million ($2.3 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.0 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At December 31, 2005, the environmental reserve related to the Rohner facility within our Groupe Novasep segment was $10.5 million. As we announced, Rohner AG was sold in March 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information the Company does not believe the additional amount of potential losses would have a material effect on the Company’s results of operations or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

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

16. RESTATEMENT:

The condensed consolidated statements of cash flows as reported for the three months ended March 31, 2005, contained a classification error in the treatment of costs of property, plant and equipment included in accounts payable.

In accordance with SFAS No. 95, Statement of Cash Flows, these costs should be reported within cash flows from investing activities when paid. The Company was reporting capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, was reporting capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should be disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. As a result, the Company restated the condensed consolidated statement of cash flows for the three months ended March 31, 2005. The restatement does not change the Company’s condensed consolidated statements of operations, the condensed consolidated balance sheets or cash and cash equivalents reported at the end of the period in the condensed consolidated statements of cash flows for any of the periods presented.

The classification error changed cash flow from operating activities and investing activities for the three months ended March 31, 2005 as follows (in millions):

Description	As Originally Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable	$(7.8)	10.6
Net cash (used in) provided by operating activities	(7.4)	11.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(35.7)	(54.1)
Net cash used in investing activities	(35.5)	(53.9)
NON-CASH INVESTING ACTIVITIES:
Net decrease in liabilities for property, plant and equipment	—	(18.4)

The Company also revised the reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA and the disclosures in the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to cash flows from operating and investing activities for the three months ended March 31, 2005.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2005 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences. The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 16, “Restatement.”

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

We are focused on growth, productivity, cost reduction, margin expansion and debt reduction. In connection with this focus, among other things:

•                  we reduced overhead costs and eliminated management redundancies. We have cut costs, reduced overhead and eliminated duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and closed the New

Lebanon, New York manufacturing facility of our Advanced Ceramics segment. In the Wafer Reclaim business in our Electronics segment, we closed a facility in the U.K. in January 2006 and closed a facility in the U.S. in March 2006. We also implemented other restructuring measures in our other segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business;

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

Performance Additives

•                  The growth in demand in certain North American end-use markets, such as construction, favorably impacted our Color Pigments and Services business during the periods presented. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. The Timber Treatment Chemicals business also benefited from high levels of activity in home improvement areas; however, demand for treated wood has been negatively impacted in 2006 by the increasing use of wood substitutes.

•                  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany. We experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005. However, European construction sales in our Color Pigments and Services business increased in the first quarter of 2006 versus the same period in the prior year on higher volumes and selling prices.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use had a positive impact on our Timber Treatment Chemicals business in 2005, which is a leading supplier of these higher margin products. In the Timber Treatment Chemicals business, our ACQ market position is expected to be negatively impacted by a weaker competitive position, in particular market share losses to new competition, competitive pricing pressure and the expiration of the ACQ patent in 2007.

•                  In recent years, we exited a number of lower margin product lines in our Clay-based Additives business, which negatively impacted our net sales. We are now focusing on increasing high margin specialty applications to offset these lost sales. For 2006, the major drivers of expected growth in the Clay-based Additives business is the acquisition of the Süd-Chemie businesses acquired on December 30, 2005 and oilfield sales.

•                  Raw material costs increased in general in the Performance Additives segment in 2005 and continue to trend upward, particularly in the Color Pigments and Services business, the Timber Treatment Chemicals business and the Clay-based Additives business. In the Color Pigments and Services business, selling price increases were initiated in 2005 to partially offset the increases in raw material and energy costs; however, this business was not able to pass on all such cost increases to its customers. Raw material costs are expected to continue to increase in 2006. In the Timber Treatment Chemicals business, increased raw material costs for copper, which are at record highs, and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. Increases in selling prices for ACQ products are not expected to offset higher average raw material costs. In the Clay-based Additives business, price increases were implemented in 2005 in selective product lines and continued in the first quarter of 2006 in a majority of product lines to partially offset raw material and energy cost increases. Our ability to pass on some or all of these increases is uncertain in all businesses.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. In 2005, we experienced increased demand for these products which continued in the first quarter of 2006 and is expected to continue to increase throughout 2006. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific. Our net sales in these markets were up slightly in 2005 and the first quarter of 2006. We are focusing more of our efforts towards increasing high margin specialty products to offset this impact, in particular, thermoplastic elastomers, and less of our efforts in regulated packaging and footwear.

•                  Raw material costs trended upward in 2005; in particular, the Specialty Compounds segment experienced a spike in raw material costs as a result of Hurricanes Katrina and Rita. This is particularly true with respect to polyvinyl chloride (“PVC”) resin and plasticizers, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate (“AOM”), another key raw material used in the production of wire and cable products, increased in 2005. We expect the price of these raw materials to be volatile in 2006. As a result, we entered into a contract with a fixed price that expires in December 2007. Selling price increases were successfully initiated in 2005 to help offset the raw materials price increase, and may continue to be implemented in 2006 to help compensate for the higher raw material costs. However, the ability to pass on some or all of these increases is uncertain.

Electronics

•                  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in the first quarter of 2006 over 2005 and we expect sales to continue to rise in 2006 driven by strong demand for consumer electronics and PC’s. The printed circuit board industry in the United States and Europe continued to decline in 2005 while the market in Asia experienced significant growth. Despite the declines in the United States and Europe, volumes in our electronic chemicals business increased in 2005, and are expected to increase in 2006, particularly in Asia, which provides nearly half of the global market. In the first quarter of 2006, volumes in our electronic chemicals business were up in Asia, the United States and Europe.

•                  The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, in 2005 and continuing into 2006, there has been heavy pricing pressure in certain businesses, particularly wafer reclaim, and, to a lesser extent, photomasks, due to very aggressive competition. We expect that this pricing pressure will continue during the rest of 2006 for the wafer reclaim and photomasks businesses.

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2005, we benefited from a growth in demand for most of the markets and regions we serve, especially in the aerospace and automotive industry which continued in the first quarter of 2006. Despite the less favorable automotive conditions in the U.S., we have been able to sustain sales growth in our global automotive business due to market penetration as our business primarily focuses on the European automobile industry market. Growth in the Surface Treatment business occurred in the first quarter of 2006 and is expected to continue throughout 2006 in most markets as price and volume increases and productivity improvements are expected to offset raw material cost increases.

•                  Demand for our lithium products in the Fine Chemical business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served provided increasing price trends for lithium salts in 2005. Growth in the Fine Chemicals business occurred in the first quarter of 2006 and is expected to continue in 2006 in all market segments, especially driven by lithium salt applications through price increases. Tight supplies in the global market and unfavorable weather conditions at our lithium ponds in Chile have lead to shortages in lithium salts as a raw material and customer demand for lithium carbonate will not be completely satisfied in the short term. During 2005, we experienced price increases related to a key raw material used in producing metal sulfides, which is expected to continue in 2006.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. We experienced an unexpected decrease in volume of our titanium dioxide products in anatase grade in 2005 due, in part, to the lower cost of cotton, which negatively affected demand for synthetic fibers and in turn our products. Volumes in the fiber anatase business increased in the first quarter of 2006 and are expected to continue to increase in 2006 on higher demand and increased market share.

•                  Throughout 2005, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Sales of titanium dioxide products in rutile grade increased in the first quarter of 2006 on higher volumes and selling prices and are expected to continue to increase in 2006 due to general price increases.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year since 2001. Demand for ceramic components in artificial hip joints increased in the first quarter of 2006 and we expect this to continue in 2006.

•                  We experienced some pricing pressure in our electronic products business in 2005, which occurred in the first quarter of 2006 and is expected to continue in 2006. Similarly, sales of ceramic products for use in cutting tool products and mechanical systems were negatively impacted by strong pricing pressure from Asian competitors in 2005, which occurred in the first quarter of 2006 and is expected to continue in 2006. We also experienced lower market growth as these applications are for more mature industries.

Groupe Novasep

•                  Demand for our custom synthesis chemistries and processes depend to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers’ attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide, increased demand for generic drugs and an aging population in the United States.

Global Exposure

We operate a geographically diverse business. Of our 2005 net sales, 51% were shipments to Europe, 33% to North America (predominantly the United States) and 16% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information,” in our 2005 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three month period ended March 31, 2006, the weakening of the euro against the U.S. dollar compared to the same period in 2005, negatively impacted our net sales, gross profit and operating income. The euro was stronger at March 31, 2006 compared to December 31, 2005, which in turn had a negative impact on the “foreign exchange gain (loss), net” component of “other income (expenses)” as a result of accounting for a portion of our euro-denominated debt. The majority of this debt was designated as a net investment hedge as of October 1, 2005. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

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

Energy Costs

In 2005, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America increased in 2005, due in part to political conditions and extreme weather conditions, including Hurricanes Katrina and Rita. Natural gas prices have been relatively stable thus far in 2006. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices rose in the first quarter of 2006.

Income Taxes

The effective tax rate for the first quarter of 2006 was a benefit of (7.8)% and was primarily driven by the tax benefit associated with the sale of Rohner AG. The effective tax rate associated with first quarter 2006 ordinary operating results was 37.9% which excluded the Rohner transaction. In the first quarter of 2006, the worldwide valuation allowance decreased by $24.8 million. As a majority of the reduction in the valuation allowance was the result of a decrease in the net deferred tax assets of Rohner AG, the change in the valuation allowance did not have a significant impact on the effective tax rate during the quarter.

Special Charges and Credits

During the periods presented, we incurred certain special charges, along with certain other items, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition as well as in connection with the IPO. These items include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three months ended March 31, 2006 and 2005.

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

Management’s Uses

We use Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because the items excluded in calculating Adjusted EBITDA have been deemed by management to have little or no bearing on our day-to-day operating performance. It is also the most significant criterion in our calculation of performance-based cash bonuses and our determination of whether certain performance-based stock options vest, both of which are tied to Adjusted EBITDA targets.

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

Limitations

Adjusted EBITDA has limitations as an analytical tool, and should not be viewed in isolation and is not a substitute for U.S. GAAP measures of earnings and cash flows. Material limitations associated with making the adjustments to our earnings and cash flows to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measures, include:

•                  the cash portion of interest expense, net, income tax provision (benefit), and restructuring as well as non-recurring charges related to securities issuance, acquisition activities, and systems/organization establishment, generally represent charges (gains) which may significantly affect funds available to use in our operating, investing and financing activities;

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three months ended March 31, 2006 and 2005), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to net income on a consolidated basis and a reconciliation to income before taxes and minority interest on a segment basis.

	Three months ended March 31,
($ in millions)	2006	2005
Statement of operations data:
Net sales:
Performance Additives	$182.5	$159.5
Specialty Compounds	63.2	58.1
Electronics	49.4	42.8
Specialty Chemicals	228.1	220.0
Titanium Dioxide Pigments	108.2	104.5
Advanced Ceramics	92.7	91.9
Groupe Novasep	88.5	92.9
Total net sales	812.6	769.7

Gross profit	249.7	225.6
	30.7%	29.3%
Selling, general and administrative expenses	157.0	150.2
	19.3%	19.5%
Restructuring charges, net	1.2	2.9
Operating income (loss):
Performance Additives	24.0	23.0
	13.2%	14.4%
Specialty Compounds	5.3	5.9
	8.4%	10.2%
Electronics	3.5	0.7
	7.1%	1.6%
Specialty Chemicals	39.2	30.8
	17.2%	14.0%
Titanium Dioxide Pigments	11.9	11.7
	11.0%	11.2%
Advanced Ceramics	15.1	13.9
	16.3%	15.1%
Groupe Novasep	7.5	(1.5)
	8.5%	-1.6%
Corporate costs	(15.0)	(12.0)
Total operating income	91.5	72.5
Other income (expenses):
Interest expense, net	(39.1)	(57.3)
Foreign exchange (loss) gain, net	(2.6)	47.2
Loss on sale of business	(12.1)	-
Other, net	2.2	-
Income before taxes and minority interest	39.9	62.4
Income tax (benefit) provision	(3.1)	24.9
Income before minority interest	43.0	37.5
Minority interest	(3.0)	0.8
Net income	$40.0	$38.3
Adjusted EBITDA:
Performance Additives	33.3	34.2
	18.2%	21.4%
Specialty Compounds	7.3	7.3
	11.6%	12.6%
Electronics	8.6	5.8
	17.4%	13.6%
Specialty Chemicals	51.4	43.0
	22.5%	19.5%
Titanium Dioxide Pigments	20.9	20.9
	19.3%	20.0%
Advanced Ceramics	23.6	21.4
	25.5%	23.3%
Groupe Novasep	15.9	10.2
	18.0%	11.0%
Corporate costs	(12.3)	(9.6)
Total Adjusted EBITDA	$148.7	$133.2

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended March 31, 2006 versus 2005
		%	FX
($ in millions)	Total	Change	Effect (a)	Organic
Statement of operations data:
Net sales:
Performance Additives	$23.0	14.4%	$(4.1)	$27.1
Specialty Compounds	5.1	8.8	(1.0)	6.1
Electronics	6.6	15.4	(1.8)	8.4
Specialty Chemicals	8.1	3.7	(14.0)	22.1
Titanium Dioxide Pigments	3.7	3.5	(10.2)	13.9
Advanced Ceramics	0.8	0.9	(7.4)	8.2
Groupe Novasep	(4.4)	(4.7)	(8.4)	4.0
Total net sales	42.9	5.6	(46.9)	89.8
Gross profit	24.1	10.7	(14.6)	38.7
Selling, general and administrative expenses	6.8	4.5	(8.9)	15.7
Restructuring charges	(1.7)			(1.7)
Total operating expenses	5.1	3.3	(8.9)	14.0
Operating income (loss):
Performance Additives	1.0	4.3	(0.3)	1.3
Specialty Compounds	(0.6)	(10.2)	—-	(0.6)
Electronics	2.8	400.0	(0.1)	2.9
Specialty Chemicals	8.4	27.3	(2.4)	10.8
Titanium Dioxide Pigments	0.2	1.7	(1.1)	1.3
Advanced Ceramics	1.2	8.6	(1.3)	2.5
Groupe Novasep	9.0	600.0	(0.8)	9.8
Corporate costs	(3.0)	25.0	0.3	(3.3)
Total	19.0	26.2	(5.7)	24.7
Other income (expenses):
Interest expense, net	18.2	(31.8)	2.2	16.0
Foreign exchange (loss) gain, net	(49.8)
Loss on sale of business	(12.1)
Other	2.2
Income (loss) before taxes and
minority interest:
Performance Additives	2.8
Specialty Compounds	(0.6)
Electronics	1.6
Specialty Chemicals	13.1
Titanium Dioxide Pigments	3.3
Advanced Ceramics	3.1
Groupe Novasep	(1.7)
Corporate costs	(44.1)
Total	(22.5)
Income tax (benefit) provision	(28.0)
Net income before minority interest	5.5
Minority interest	(3.8)
Net income	1.7
Adjusted EBITDA:
Performance Additives	$(0.9)	(2.6)%	$(0.6)	$(0.3)
Specialty Compounds	—	—	(0.1)	0.1
Electronics	2.8	48.3	(0.3)	3.1
Specialty Chemicals	8.4	19.5	(3.1)	11.5
Titanium Dioxide Pigments	—	—	(1.9)	1.9
Advanced Ceramics	2.2	10.3	(2.1)	4.3
Groupe Novasep	5.7	55.9	(1.4)	7.1
Corporate costs and eliminations	(2.7)	28.1	0.2	(2.9)
Total Adjusted EBITDA	$15.5	11.6%	$(9.3)	$24.8

(a)             The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Overview

Net sales increased $42.9 million in the first quarter of 2006 compared with the same period in the prior year as a result of general strong demand and the favorable impact of the acquisition of the Süd-Chemie businesses on December 30, 2005. This increase was partially offset by the impact of currency changes ($46.9 million) primarily due to the weakening of the euro against the U.S. dollar for the three month period ended March 31, 2006 compared to the same period in 2005. See further discussion by segment below.

Operating income increased $19.0 million in the first quarter of 2006 compared with the same period in the prior year primarily in the Specialty Chemicals, Groupe Novasep and Electronics segments (aggregating $20.2 million) on higher sales, partially offset by higher raw material and energy costs.

Adjusted EBITDA increased $15.5 million in the first quarter of 2006 compared with the same period in the prior year primarily due to the impact of the sales increases noted above, partially offset by higher raw material and energy costs.

Net income increased $1.7 million in the first quarter of 2006 compared with the same period in the prior year primarily due to the reasons noted above along with a favorable tax treatment on the Rohner AG sale, partially offset by a decrease in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt and higher raw material and energy costs.

Net sales

Performance Additives.   Net sales for our Performance Additives segment increased $23.0 million over the prior year period primarily due to higher volumes and selling prices, partially offset by the impact of currency changes ($4.1 million). Volumes were up primarily in the Clay-based Additives, Color Pigments and Services and Water Treatment Chemicals businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased oilfield sales. Volumes were up in the Color Pigments and Services business primarily from higher demand for construction products in both North America and Europe. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products. Higher selling prices of $4.3 million were primarily reported in the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $5.1 million over the prior year period primarily due to the impact of higher selling prices ($4.7 million) to offset higher raw material costs, partially offset by lower sales volumes and the impact of currency changes ($1.0 million). Lower volumes of automotive and footwear products were partially offset by stronger sales volumes in our wire and cable compounds and medical applications businesses.

Electronics.   Net sales for our Electronics segment increased $6.6 million over the prior year period primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in Asia, the United States and Europe on sales to the printed circuit board and semiconductor markets. This increase was partially offset by lower volumes in the Wafer Reclaim business and the impact of currency changes ($1.8 million).

Specialty Chemicals.   Net sales for our Specialty Chemicals segment increased $8.1 million over the prior year period, primarily on higher volumes and prices in both the Surface Treatment and Fine Chemicals businesses. Sales in the Surface Treatment business were favorably impacted by growth in all markets, particularly in aerospace, automotive and steel applications. Strong lithium applications, particularly sales of butyllithium and specialty products to the pharmaceutical industry, continued to have a favorable impact on sales in the Fine Chemicals business. The increase in sales was partially offset by the impact of currency changes ($14.0 million).

Titanium Dioxide Pigments.   Net sales for our Titanium Dioxide Pigments segment increased $3.7 million over the prior year period. The increase was primarily due to increased volumes and higher selling prices of our titanium dioxide products in rutile and anatase grade, as well as volume increases in our functional additives products related to the introduction of new applications. The increase in sales was partially offset by the impact of currency changes ($10.2 million).

Advanced Ceramics.   Net sales for our Advanced Ceramics segment increased $0.8 million over the prior year period. The increase was due to increased sales in all businesses, particularly from increased volumes of medical products, mechanical systems, mechanical applications and electronic applications. In addition, a better product mix of Piezo applications had a favorable impact on sales. This was partially offset by selling price declines of $0.8 million primarily in Piezo and electronic applications and the impact of currency changes ($7.4 million).

Groupe Novasep.    Net sales for our Groupe Novasep segment decreased $4.4 million over the prior year primarily due to the impact of  currency changes ($8.4 million), partially offset by increased volumes and a favorable product mix.

Gross profit

Gross profit increased $24.1 million over the prior year primarily due to the sales increases noted above. This was partially offset by raw material cost increases, including $7.3 million in the Performance Additives segment, including the impact of record high copper costs in our Timber Treatment Chemicals business, $4.3 million in the Specialty Compounds segment primarily due to PVC resin and AOM cost increases and $4.1 million in the Titanium Dioxide Pigments segment. In addition, higher energy and manufacturing costs partially offset the increase in gross profit.

Gross profit as a percentage of net sales was 30.7% in the first quarter of 2006 versus 29.3% in the first quarter of 2005 due to the reasons noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $6.8 million primarily due to higher Corporate costs to meet the requirements of being a public equity company as well as external and internal audit costs of Section 404 of Sarbanes-Oxley. In addition, higher SG&A costs in a number of our segments were related to increased sales volumes. The impact of currency changes decreased SG&A by $8.9 million over the prior year. SG&A expenses as a percentage of net sales were 19.3% in the first quarter of 2006 as compared to 19.5% for the first quarter of 2005.

Restructuring charge, net

We recorded $1.2 million of restructuring charges in the first quarter of 2006 for miscellaneous restructuring actions in the Electronics, Performance Additives and Specialty Chemicals segments for miscellaneous headcount reductions and facility closures. We recorded $2.9 million of restructuring charges in the first quarter of 2005 for miscellaneous restructuring actions in the Performance Additives segment for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and in the Specialty Chemicals segment for miscellaneous headcount reductions (See Note 14, “Restructuring Liability,” for further detail).

Operating income

Performance Additives.   Operating income increased $1.0 million over the prior year period primarily from increased sales volumes, higher selling prices of $4.3 million and lower restructuring charges of $2.2 million. This increase was partially offset by higher raw material costs ($7.3 million), particularly record high copper costs in the Timber Treatment Chemicals business that are at record highs and higher energy and raw material costs in the Color Pigments and Services business. Higher manufacturing costs of $4.7 million and the impact of currency changes ($0.3 million) had an unfavorable impact on operating income.

Specialty Compounds.   Operating income decreased $0.6 million primarily due to higher PVC resin and AOM raw material costs of $4.2 million, higher manufacturing costs and lower sales volumes. This decrease was partially offset by higher selling prices of $4.7 million.

Electronics.   Operating income increased $2.8 million primarily due to increased sales volumes of $5.3 million, primarily due to growth in Asia, the United States and Europe to the printed circuit board and semiconductor markets. This was partially offset by increased selling, general and administrative expenses of $1.2 million, higher manufacturing costs of $0.9 million and increased restructuring costs of $0.8 million.

Specialty Chemicals.   Operating income for our Specialty Chemicals segment increased $8.4 million primarily due to higher sales volumes and selling prices in both the Surface Treatment and Fine Chemicals businesses. This was partially offset by higher selling, general and administrative expenses of $3.0 million related to the increased sales volumes and the impact of currency changes ($2.4 million).

Titanium Dioxide Pigments.   Operating income for our Titanium Dioxide Pigments segment increased $0.2 million versus the prior year period primarily due to increased volumes and higher selling prices of our titanium dioxide products in anatase and rutile grade, as well as volume increases in our functional additives products. This was partially offset by higher raw material costs of $4.1 million and the impact of currency changes ($1.1 million).

Advanced Ceramics.   Operating income for our Advanced Ceramics segment increased $1.2 million over the prior year period primarily due to increased sales in all businesses, particularly from higher volumes of medical products, mechanical systems, mechanical applications and electronic applications. In addition, a better mix of Piezo applications had a favorable impact on results. This increase was partially offset by the impact of currency changes ($1.3 million) and selling price declines primarily in Piezo and electronic applications.

Groupe Novasep.   Operating income increased $9.0 million over the prior year period primarily due to losses incurred in the first quarter of 2005 related to capacity utilization issues at the Rohner plant. As we announced, Rohner AG was sold in March 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

Corporate.   Operating loss at Corporate increased $3.0 million primarily due to higher Corporate costs to meet the requirements of being a public equity company as well as external and internal audit costs of Section 404 of Sarbanes-Oxley.

Other income (expenses)

Interest expense, net.   Interest expense, net, decreased $18.2 million in the first quarter of 2006 compared to the same period in 2005. The first quarter of 2006 and 2005 included a gain of $10.9 million and $7.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.3 million and $2.9 million, respectively, of amortization expense related to deferred financing costs. The remaining decrease of $14.3 million was primarily due to lower interest expense related to debt repaid with IPO proceeds.

Foreign exchange gain (loss), net.   In the first quarter of 2006, we had foreign exchange losses of $2.6 million compared to foreign exchange gains of $47.2 million recorded in the first quarter of 2005. The euro strengthened from the beginning of the first quarter of 2006 to the end of the first quarter of 2006 causing a loss related to the unhedged portion of our euro-denominated debt at one of our U.K. subsidiaries. In the prior year, foreign exchange gains were recorded reflecting the non-cash currency impact on our euro-denominated debt on our U.S. and U.K. subsidiaries balance sheets due to the weaker euro as of March 31, 2005 versus December 31, 2004.

We have designated the portion of our euro-denominated debt that is recorded on our U.S. subsidiaries balance sheet (€684.2 million or $828.0 million using the March 31, 2006 exchange rate of €1.00 = $1.2102) as a net investment hedge as of October 1, 2005. As a result, foreign currency gains and losses resulting from changes in the U.S. dollar to the euro are now recorded in accumulated other comprehensive income within stockholders’ equity and are not reported in the statement of operations as long as the hedge remains effective. We also have €161.9 million (or $195.9 million using the March 31, 2006 exchange rate of €1.00 = $1.2102) of euro-denominated debt on our U.K. subsidiaries’ balance sheet at March 31, 2006 that is not designated as a net investment hedge.

Loss on sale of business.   In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million for the three months ended March 31, 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

Other, net.   For the three months ended March 31, 2006, we recorded $2.2 million of income primarily related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment ($1.6 million) and gains related to fixed asset sales ($0.6 million).

Provision for income taxes

The effective income tax rate for the first quarter of 2006 and 2005 was (7.8)% and 39.9%, respectively. The 2006 rate included a tax benefit of $21.8 million related to the favorable tax treatment on the sale of Rohner AG. However, this tax benefit is a one-time item and will not be reported in subsequent quarters of 2006. Absent a reversal of the U.S. valuation allowance in accordance with the Company’s policy, we expect a more normalized effective tax rate for the remainder of 2006 comparable to the first quarter of 2005, which will be dependent on the mix of foreign and domestic earnings. The effective tax rate in the first quarter of 2005 was favorably impacted by the reversal of $4.9 million of valuation allowances related to U.S. federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as the impact of foreign tax rate differentials.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net income and net loss in the three months ended March 31, 2006 and 2005, respectively.

Net income

Net income for the first quarter of 2006 was $40.0 million as compared to net income of $38.3 million for the first quarter of 2005 for the reasons described above.

Adjusted EBITDA

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $0.9 million over the prior year period primarily due to higher raw material costs of $7.3 million, particularly record high copper costs in the Timber Treatment Chemicals business and higher energy and raw material costs in the Color Pigments and Services business. Higher manufacturing costs of $4.7 million and the impact of currency changes ($0.6 million) also had an unfavorable impact on Adjusted EBITDA. This decrease was partially offset by increased sales volumes and higher selling prices of $4.3 million.

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment was flat over the prior year period as higher selling prices of $4.7 million were offset by higher raw material costs of $4.2 million, primarily due to PVC resin and AOM cost increases, higher manufacturing costs and lower sales volumes.

Electronics.   Adjusted EBITDA for our Electronics segment increased $2.8 million primarily due to increased sales volumes of $5.3 million, primarily in growth in Asia, the United States and Europe to the printed circuit board and semiconductor markets. This was partially offset by increased selling, general and administrative expenses of $1.2 million, higher manufacturing costs of $0.9 million, the impact of currency changes ($0.3 million) and lower selling prices of $0.2 million.

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $8.4 million over the prior period primarily due to higher sales volumes and selling prices in both the Surface Treatment and Fine Chemicals businesses. This was partially offset by higher selling, general and administrative expenses of $3.0 million related to the increased sales volumes and the impact of currency changes ($3.1 million).

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment was flat as increased volumes and higher selling prices were offset by higher raw material costs of $4.1 million and the impact of currency changes ($1.9 million).

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $2.2 million over the prior year period primarily due to increased sales in all businesses, particularly from higher volumes of medical products, mechanical systems, mechanical applications and electronic applications. In addition, a better product mix of Piezo applications had a favorable impact on results. This increase was partially offset by the impact of currency changes ($2.1 million) and selling price declines primarily in Piezo and electronic applications.

Groupe Novasep.   Adjusted EBITDA for our Groupe Novasep segment increased $5.7 million over the prior year period primarily due to losses in the first quarter of 2005 related to capacity utilization issues at the Rohner plant. As we announced, Rohner AG was sold in March 2006 (see Note 13, “Sale of Rohner AG,” for further detail). This increase was partially offset by the impact of currency changes ($1.4 million).

Corporate.   Adjusted EBITDA loss at Corporate increased $2.7 million primarily due to higher Corporate costs to meet the requirements of being a public equity company as well as external and internal audit costs of Section 404 of Sarbanes-Oxley.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended March 31,
($ in millions)	2006	2005
Net income	$40.0	$38.3
Income tax (benefit) provision	(3.1)	24.9
Minority interest	3.0	(0.8)
Income before taxes and minority interest	39.9	62.4
Interest expense, net (a)	39.1	57.3
Depreciation and amortization	52.1	53.2
Restructuring and related charges	1.2	2.9
CCA litigation defense costs	0.3	0.4
Systems/organization establishment expenses	1.9	1.2
Cancelled acquisition and disposal costs	0.6	0.2
Inventory write-up reversal	0.8	2.8
Gains related to asset sales	(0.6)	—
Loss on sale of business	12.1	—
Foreign exchange loss (gain)	2.6	(47.2)
Other	(1.3)	—
Total Adjusted EBITDA	$148.7	$133.2

(a)             Includes gains of $10.9 million and $7.6 million for the three months ended March 31, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at March 31, 2006 exchange rates.

Operating Activities.   Net cash provided by operating activities was $47.6 million and $11.0 million for the three months ended March 31, 2006 and 2005, respectively. Net cash from operating activities increased in 2006 from higher Adjusted EBITDA and a lower increase in operating working capital in the first quarter of 2006.

Investing Activities.   Net cash used in investing activities was $43.1 million and $53.9 million for the three months ended March 31, 2006 and 2005, respectively. Investing activities for the three months ended March 31, 2006 and 2005 primarily was comprised of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2006 were lower primarily from decreased capital expenditures in the Advanced Ceramics segment related to the expansion of our medical products production facility.

Financing Activities.   Net cash (used in) provided by financing activities was ($62.2) million and $169.1 million for the three months ended March 31, 2006 and 2005, respectively. Net cash used in financing activities in the first quarter of 2006 was primarily due to the repayment of long-term debt. Activity in the first quarter of 2005 primarily represented $175.0 million, net borrowed against our senior secured revolving credit facility for short-term liquidity needs.

Liquidity

On August 22, 2005, we completed an IPO of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. As a result, we received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million).

For the three month period ended March 31, 2005, interest expense on the debt paid off with IPO proceeds was $11.9 million.

Our primary source of liquidity has been and will continue to be cash generated from operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons. See Item 1A, “Risk Factors,” in our 2005 Form 10-K.

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2006 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “General,” above, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and available borrowings under our revolving credit facility were to be insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions. Also, see Item 1A, “Risk Factors,” in our 2005 Form 10-K.

As of March 31, 2006, we had actual total indebtedness of $2,813.4 million.

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €37.2 million (or approximately $45.0 million at March 31, 2006) and tranche A-2 term loans in an aggregate principal amount of €161.9 million (or approximately $195.9 million at March 31, 2006), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                  tranche E term loans in an aggregate principal amount of $1,133.6 million at March 31, 2006, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.00% or (ii) ABR plus 0.75%;

•                  tranche F term loans in an aggregate principal amount of €272.1 million (or approximately $329.2 million at March 31, 2006) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 2.75%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of March 31, 2006, we had €20.0 million ($24.2 million) and $1.0 million outstanding under this facility and had outstanding letters of credit of $22.5 million that reduced our availability under the credit facility. As of May 12, 2006, we had €60.0 million ($77.4 million using the May 12, 2006 exchange rate of €1.00 = $1.29) outstanding under this facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on March 31, 2006 of €1.00=$1.2102. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and tranche A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche F term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal amount of the former tranche C term loans and tranche D term loans, respectively, with the remainder due at the final maturity date.

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

2011 Notes and 2014 Notes.   The Company’s 2011 Notes had an aggregate principal amount of $273.4 million at March 31, 2006, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($453.8 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. In connection with the IPO, $101.6 million, or 27%, of the 2011 Notes were redeemed. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of Euro notes and 7.500% in the case of U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem up to 35% of the initial aggregate principal amount of the 2011 Notes at a redemption price equal to 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date at any time prior to May 15, 2006, with the net proceeds of one or more equity offerings. Thereafter, the Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity.

The Company’s 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under “Covenant Compliance”); pay dividends or make other equity distributions or repurchase capital stock (as described below under “Covenant Compliance”); make investments or other restricted payments (as described below under “Covenant Compliance”); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

Covenant compliance.   In addition to the affirmative and restrictive covenants, the Company’s senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

•                  a maximum total leverage ratio: for the twelve-month period ended March 31, 2006, net debt to Adjusted EBITDA must be less than 6.50 to 1; for such period, our ratio equaled 4.74 to 1; and

•                  a minimum interest coverage ratio: for the twelve-month period ended March 31, 2006, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.75 to 1; for such period, our ratio equaled 2.96 to 1.

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

The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four fiscal quarter period ending March 31, 2006, the fixed charge coverage ratio equaled 2.96 to 1. These covenants are material terms of the indentures governing the 2011 Notes and 2014 Notes.

We were in compliance with all of the above covenants as of March 31, 2006 and December 31, 2005.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Three months ended March 31,
	2006	2005
($ in millions)
Net cash provided by operating activities	$47.6	$11.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	37.3	57.7
Current portion of income tax provision	12.4	6.7
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	47.7	53.3
Restructuring and related charges	1.2	2.9
CCA litigation defense costs	0.3	0.4
Systems/organization establishment expenses	1.9	1.2
Cancelled acquisition and disposal costs	0.6	0.2
Bad debt provision	(0.6)	(0.2)
Other	0.3	—
Total Adjusted EBITDA	$148.7	$133.2

Assumed debt.   Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under nine euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €23.8 million ($28.8 million) as of March 31, 2006. These term loans mature between 2006 and 2019 and bear annual interest rates ranging between 1.00% and 4.27% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under three term loan facilities denominated in other foreign currencies, including Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $2.2 million as of March 31, 2006 ($33.9 million of these term loans were paid in January 2006). These term loans mature in 2008 and bear annual interest rates ranging between 2.50% and 5.50%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €10.8 million ($13.1 million) and $9.0 million ($22.1 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Groupe Novasep subsidiary level totaling €4.8 million ($5.8 million) maturing in 2010 and interest rates of EURIBOR plus 1.25%. The remaining amount of assumed debt of €14.6 million ($17.6 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

“Assumed debt” includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2005 Form 10-K. There have been no significant changes to these contractual obligations as of March 31, 2006.

Capital Expenditures

Rockwood’s capital expenditures in 2005 and the first quarter of 2006 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Advanced Ceramics, Specialty Chemicals, Titanium Dioxide Pigments and Groupe Novasep segments. Capital expenditures in our Advanced Ceramics segment primarily related to expanding our medical products production facility. In our Specialty Chemicals segment, we made a significant investment in connection with Lithium production. Capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment.

For the three months ended March 31, 2006 and 2005, our capital expenditures, excluding capital leases, were $29.8 million and $35.7 million ($45.6 million and $54.1 million on a cash basis), respectively. The capital expenditures of Rockwood have averaged $115.4 million ($199.2 million in 2005, $112.8 million in 2004 and $34.3 million in 2003) per year over the last three years.

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

Foreign currency related transactions

As of March 31, 2006, $1,173.4 million of the debt outstanding is denominated in euros.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2005 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2006.

Commitments and Contingencies

See Note 15, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

Acquisitions

See Note 5, “Acquisitions,” for a discussion of the acquisition of the Süd-Chemie businesses on December 30, 2005.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

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

A discussion and analysis of the Company’s market risk is included in the Company’s Form 10-K. There have been no significant changes to these market risks as of March 31, 2006.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006.

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

As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and as part of the preparation of this Quarterly Report on Form 10-Q, the Company determined that its condensed consolidated statement of cash flows included in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated. The restatement, which has been made in this Quarterly Report on Form 10-Q, was due to a classification error in the statement of cash flows regarding the treatment of acquisition costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should be reported within cash flows from investing activities when paid. The Company was reporting capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, was reporting capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should be disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. We also revised the reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA and the disclosures in the “Liquidity and Capital Resources” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to cash flows from operating and investing activities for these periods.

This restatement was a result of a material weakness in internal control over financial reporting as the control over the proper classification of acquisition costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities did not operate effectively during 2005. Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we enacted additional procedures in the preparation and review of the consolidated statement of cash flows to properly capture this information. We believe that as of March 31, 2006 we have remediated this weakness.

Other than as described above, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s global tax department has been established and staffed at our corporate headquarters and the tax software system that we implemented has significantly strengthened the income tax accounting function. However, as these actions were implemented late in 2005, some of the planned improvements in internal control in this area have not been fully implemented. During 2006, we have begun to fully implement and train our accounting personnel worldwide in our new income tax accounting software system. Additionally, we have begun to continue to improve the design, documentation and implementation of our controls to ensure that our employees enhance their understanding and knowledge of the significant applicable tax matters which affect the Company in an effort to further strengthen the financial reporting process related to income taxes.

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

PART II — OTHER INFORMATION

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

Item 1A.   Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2005 Form 10-K. There have been no significant changes to these risk factors as of March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

During the three months ended March 31, 2006, no matters were submitted to a vote of security holders.

Item 5.   Other Information.

As discussed in Note 16, “Restatement,” the condensed consolidated statement of cash flows for the three months ended March 31, 2005 was restated as a result of a classification error in the treatment of acquisition costs of property, plant and equipment. As a result, we will also restate the condensed consolidated statements of cash flows for the six month period ended June 30, 2005 and the nine month period ended September 30, 2005. The restatements for these periods will be reported when the Form 10-Q’s for the six months ended June 30, 2006 and for the nine months ended September 30, 2006 are filed. The effects of this matter on the consolidated financial statements as of and for the year ended December 31, 2005 are not material.

The classification errors will be reported as follows (in millions) in the condensed consolidated statements of cash flows:

For the six months ended June 30, 2005:

Description	As Originally Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable	$29.4	$43.2
Accrued expenses and other liabilities	(58.2)	(56.4)
Net cash provided by operating activities	62.9	78.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(76.8)	(92.4)
Net cash used in investing activities	(76.6)	(92.2)
NON-CASH INVESTING ACTIVITIES:
Net decrease in liabilities for property, plant and equipment	—	(15.6)

For the nine months ended September 30, 2005:

Description	As Originally Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable	$20.6	$35.2
Accrued expenses and other liabilities	(21.3)	(19.6)
Net cash provided by operating activities	182.6	198.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(123.0)	(139.3)
Net cash used in investing activities	(138.9)	(155.2)
NON-CASH INVESTING ACTIVITIES:
Net decrease in liabilities for property, plant and equipment	—	(16.3)

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

32.2

Section 1350 Certification of Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman of the Board and Chief Executive Officer
Date: May 15, 2006

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 15, 2006