Form 10-Q
period 2006-09-30
Rockwood Holdings, Inc.
filed 2006-11-14
CIK 1315695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 73,784,632 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	$827.0	$771.7	$2,495.4	$2,358.8
COST OF PRODUCTS SOLD	579.7	538.2	1,729.5	1,636.7
GROSS PROFIT	247.3	233.5	765.9	722.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	159.5	143.8	478.8	451.5
RESTRUCTURING CHARGES, net	1.7	2.9	3.9	8.7
MANAGEMENT SERVICES AGREEMENT TERMINATION FEE	—	10.0	—	10.0
OPERATING INCOME	86.1	76.8	283.2	251.9
OTHER INCOME (EXPENSES):
Interest expense, net	(60.8)	(55.4)	(147.7)	(177.6)
Loss on early extinguishment of debt	—	(26.6)	—	(26.6)
Foreign exchange gain, net	4.8	2.1	7.7	116.1
Loss on sale of business	—	—	(12.1)	—
Other, net	0.3	—	2.7	—
Net	(55.7)	(79.9)	(149.4)	(88.1)
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	30.4	(3.1)	133.8	163.8
INCOME TAX PROVISION	12.4	10.8	34.5	52.5
NET INCOME (LOSS) BEFORE MINORITY INTEREST	18.0	(13.9)	99.3	111.3
MINORITY INTEREST	3.4	0.6	(0.8)	2.3
NET INCOME (LOSS)	$21.4	$(13.3)	$98.5	$113.6

Per share data:
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.29	$(0.25)	$1.34	$2.02
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.29	$(0.25)	$1.31	$1.98

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	73,782	61,845	73,781	54,197
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	74,915	61,845	75,001	55,092

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70.0	$102.2
Accounts receivable, net	522.2	484.2
Inventories	494.0	458.2
Deferred income taxes	8.4	12.2
Prepaid expenses and other current assets	48.3	68.1
Total current assets	1,142.9	1,124.9
PROPERTY, PLANT AND EQUIPMENT, net	1,502.7	1,402.4
GOODWILL	1,681.9	1,599.2
OTHER INTANGIBLE ASSETS, net	586.1	583.0
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $22.2 and $13.5, respectively	52.5	56.6
OTHER ASSETS	59.5	44.0
TOTAL ASSETS	$5,025.6	$4,810.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$268.8	$295.7
Income taxes payable	25.6	18.9
Accrued compensation	103.3	92.0
Restructuring liability	8.6	13.6
Accrued expenses and other current liabilities	232.3	191.1
Senior secured revolving credit facility	—	30.0
Long-term debt, current portion	98.2	83.1
Total current liabilities	736.8	724.4
LONG-TERM DEBT	2,716.7	2,730.7
PENSION AND RELATED LIABILITIES	374.1	361.6
DEFERRED INCOME TAXES	34.7	27.2
OTHER LIABILITIES	98.7	106.3
Total liabilities	3,961.0	3,950.2
MINORITY INTEREST	28.0	25.2

STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par value, 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at September 30, 2006; 400,000 shares authorized, 73,873 shares issued and 73,779 shares outstanding at December 31, 2005)	0.7	0.7
Paid-in capital	1,151.8	1,151.7
Accumulated other comprehensive income	154.6	52.0
Accumulated deficit	(269.1)	(367.6)
Treasury stock, at cost	(1.4)	(1.4)
Other	—	(0.7)
Total stockholders’ equity	1,036.6	834.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,025.6	$4,810.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2006	2005
		As restated
		See Note 16
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98.5	$113.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.2	154.7
Deferred financing costs amortization	7.2	8.3
Loss on early extinguishment of debt (including $13.4 million of non- cash write-offs on deferred financing costs)	—	26.6
Foreign exchange gain, net	(7.7)	(116.1)
Non-cash interest expense on pay-in-kind loans	—	24.1
Loss on sale of business, net of cash	11.3	—
Gains related to asset sales	(0.7)	—
Fair value adjustment of derivatives	(6.4)	(12.6)
Bad debt provision	0.6	0.8
Deferred income taxes	10.3	18.5
Minority interest	0.8	(2.3)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(20.1)	(15.0)
Inventories, including inventory write-up reversal	(28.1)	(23.1)
Prepaid expenses and other assets	18.7	(4.9)
Accounts payable	(27.0)	35.2
Income taxes payable	17.3	10.7
Accrued expenses and other liabilities	6.8	(19.6)
Net cash provided by operating activities	246.7	198.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(13.4)	—
Post closing purchase price consideration	—	(16.1)
Capital expenditures, excluding capital leases	(146.4)	(139.3)
Proceeds on sale of property, plant and equipment	4.0	0.2
Net cash used in investing activities	(155.8)	(155.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	—	435.7
Proceeds from senior secured credit facilities	170.2	331.0
Repayment of senior secured credit facilities	(242.7)	(338.4)
Long-term debt repayments from IPO proceeds	—	(370.7)
Payments on other long-term debt	(48.2)	(26.2)
Redemption of redeemable convertible preferred stock from IPO proceeds	—	(38.5)
Costs related to early extinguishment of debt	—	(13.2)
Net cash used in financing activities	(120.7)	(20.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.4)	(0.9)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32.2)	22.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102.2	111.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70.0	$133.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$116.9	$128.6
Income taxes paid, net of refunds	$11.2	$24.9
NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital leases	$4.1	$4.9
Decrease in liabilities for property, plant and equipment	$(16.4)	$(16.3)

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

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag and MG North America Holdings, Inc. (the “Dynamit Nobel Acquisition”).  The businesses acquired are focused on highly specialized markets and consist of: white pigments, surface treatment and lithium chemicals, ceramics and pharmaceutical intermediates.

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior-year balances have been reclassified to conform to current year presentation.

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

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, (5) Groupe Novasep, which includes sensitive chemistry, highly potent active ingredients and chiral technologies for the synthesis of pharmaceutical compounds and purification and separation process equipment, systems and studies, (6) Specialty Compounds, which consists of plastic compounds, and (7) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each.  Prior to the IPO, KKR and DLJMB had provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the IPO, the parties agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

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

Derivatives—The Company accounts for derivatives based on Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See “Comprehensive Income” section of Note 1 for the impact of the Company’s net investment hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

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

Comprehensive income is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2006	2005	2006	2005
Net income (loss)	$21.4	$(13.3)	$98.5	$113.6
Foreign currency translation	(4.8)	(5.4)	79.3	(125.0)
Intercompany foreign currency transactions	(12.0)	(5.3)	89.4	(167.1)
Net investment hedge, net of tax	12.5	(10.3)	(70.7)	20.9
Reduction of minimum pension liability, net of tax	—	—	4.6	—
Total comprehensive income (loss)	$17.1	$(34.3)	$201.1	$(157.6)

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of September 30, 2006 and December 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at September 30, 2006 to be reclassified into earnings during the subsequent twelve months.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €684.3 million or $867.3 million based on the September 30, 2006 exchange rate of €1.00 = $1.2674). As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of September 30, 2006. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at September 30, 2006 to be reclassified into earnings during the subsequent twelve months.

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

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. These costs are recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in APB 25. The Company is applying SFAS 123R on a modified prospective basis. In accordance with SFAS 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date it first filed its registration statement with the Securities and Exchange Commission (“SEC”), and for any awards modified, repurchased or cancelled after this date. See Note 2, “Share-Based Payment (SFAS No. 123R),” and Note 3, “Stock-Based Compensation,” for further details of the impact of adopting this standard.

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

SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

The Company will adopt the following in the future as they are required:

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance on how registrants should quantify financial statement misstatements.  Prior to SAB 108, there were two methods most commonly used to quantify misstatements:  the “rollover” method, which focused primarily on the income statement impact of misstatements, and the “iron curtain” method, which focused primarily on the balance sheet impact of misstatements.  Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., dual approach) when evaluating the materiality of financial statement errors.  SAB 108 is effective for the Company for its financial statements for the year ended December 31, 2006.  The adoption of this SAB is not expected to have an impact on the Company’s financial statements for the year ended December 31, 2006.

In September 2006, SFAS No. 157, Fair Value Measurements, was issued.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements.  This statement is effective for the Company as of January 1, 2008.  The Company is currently evaluating the impact this statement will have on its financial statements.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R), was issued.  This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  In addition, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 also has expanded the disclosure requirements for pension plans and other postretirement plans.  This statement provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the end of the year ending December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008.  The Company is currently evaluating the impact this statement will have on its financial statements.

The Company will adopt the following in the first quarter of 2007:

In June 2006, a final consensus was reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).  The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  This Issue affirms that the presentation of taxes in the income statement should be on either a gross (included in revenues and costs) or a net (excluded from revenues) basis and that this is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22.  In addition, if such taxes are significant and reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements.  The Company will adopt this EITF in the first quarter of 2007.  The Company currently records taxes collected from customers and remitted to governmental authorities on a net basis.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company will adopt this interpretation in the first quarter of 2007 and is currently evaluating the impact it will have on its financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  It continues to permit the application of three alternative methods of accounting for planned maintenance activities: direct expense, built-in-overhaul and deferral methods.  In addition, this FSP requires disclosure of the method of accounting for planned maintenance activities selected.  The Company will adopt this FSP in the first quarter of 2007 and does not expect its adoption to have a material impact on its financial statements.

2.     SHARE-BASED PAYMENT (SFAS NO. 123R):

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

As noted above under “Recent Accounting Pronouncements,” the Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. As a result, the Company is recording compensation cost for the unvested portion of awards issued after February 2005 and for any awards modified, repurchased or cancelled after this date. In the three and nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.1 million and $0.2 million, respectively. The incremental stock-based compensation expense caused income before taxes and minority interest to decrease by $0.1 million, net income to decrease by less than $0.1 million and basic and diluted earnings per share to decrease by less than $0.01 per share for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the incremental stock-based compensation expense caused income before taxes and minority interest to decrease by $0.2 million, net income to decrease by $0.1 million and basic and diluted earnings per share to decrease by less than $0.01 per share.

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

	Three months	Nine months
	ended	ended
($ in millions, except per share amounts)	September 30, 2005	September 30, 2005
Net (loss) income, as reported	$(13.3)	$113.6
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.6)
Pro forma net (loss) income	(13.5)	113.0
Redeemable convertible preferred stock dividends	(2.0)	(4.3)
Pro forma net (loss) income applicable to common shareholders	$(15.5)	$108.7

(Loss) earnings per common share, as reported:
Basic	$(0.25)	$2.02
Diluted	$(0.25)	$1.98

Pro forma (loss) earnings per common share:
Basic	$(0.25)	$2.01
Diluted	$(0.25)	$1.97

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

Restricted Stock—Restricted stock of the Company can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. During the third quarter of 2006, the Company granted 1,207 shares of restricted stock which vest over five years. The compensation cost related to this restricted stock caused income before taxes and minority interest to decrease by less than $0.1 million and net income to decrease by less than $0.1 million for the three and nine months ended September 30, 2006.  The weighted average grant date fair value of the restricted shares granted in the third quarter of 2006 was $20.70. As of September 30, 2006, there was less than $0.1 million of unrecognized compensation cost related to restricted stock awards determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 4.9 years.

Stock Purchase—Eligible employees and directors can purchase shares of the Company’s common stock at prices as determined by its board of directors. Under the Plan, the Company sold 4,106 shares during the three and nine months ended September 30, 2006 at the fair market value of the stock ($20.70 per share) based on the closing price of the stock on the New York Stock Exchange on the date of purchase for gross proceeds of approximately $0.1 million.

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

Stock Options—Stock options granted under the Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest as follows: time options granted prior to 2004 vest 10% in year one, 10% year two, 25% year three, 25% year four and 30% year five; time options granted in 2004 and after vest in installments of 20% on each of the first five anniversaries of the grant date. Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. In October 2004, the performance targets were modified as a result of the Dynamit Nobel Acquisition. Certain option holders have “company-wide performance targets,” for which targets are based on the achievement by the Company of certain implied equity values. Other option holders have “divisional performance targets,” for which targets are based on a particular division’s achievement of annual or cumulative Adjusted EBITDA.

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

The compensation cost charged against income under the Plan in accordance with SFAS No. 123R in the three and nine months ended September 30, 2006 for share-based compensation programs was less than $0.1 million and $0.1 million, respectively, before taxes.

The fair value of stock options granted in the three and nine months ended September 30, 2006 and 2005 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected term (in years)	7.2	6.9	6.8	6.9
Expected volatility	35%	35%	35%	35%
Risk-free rate	4.8%	4.2%	4.8%	4.2%
Expected dividends	N/A	N/A	N/A	N/A

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

As of September 30, 2006, there was $0.4 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

As of January 1, 2006 and September 30, 2006, the number of nonvested stock options determined in accordance with SFAS No. 123R was 53,800 and 47,814, respectively, and the weighted-average grant date fair value of nonvested stock options was $8.68 and $9.14, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was less than $0.1 million. Cash received from option exercises during the first nine months of 2006 was less than $0.1 million. The total tax benefit realized from options exercised in the first nine months of 2006 was less than $0.1 million. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0.2 million and $0.3 million respectively.

A summary of the status of the Company’s options granted pursuant to the Plan at September 30, 2006 and changes during the period ended on that date is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2005	3,863	$14.69
Granted	27	21.87
Exercised	(2)	14.61
Forfeited	(42)	18.76
Outstanding at September 30, 2006	3,846	$14.69	6.51	$20.3

Options exercisable at September 30, 2006	1,779	$14.62	5.91	$9.5

Weighted-average fair value of options granted during the period	$9.92

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

The Company recorded no compensation cost in the historical statements of operations related to the Subsidiary Plan prior to 2006. The time options qualified as a fixed plan in accordance with APB Opinion 25 prior to 2006. The performance options do not qualify as a fixed plan and therefore are accounted for as a variable plan. In accordance with FASB Interpretation No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock—An Interpretation of APB Opinion No. 25, as the triggering events were not probable, no compensation cost was recorded as of September 30, 2006 in accordance with SFAS No. 123R.

The compensation cost charged against income under the Subsidiary Plan for the time options in accordance with SFAS No. 123R in the three and nine months ended September 30, 2006 for share-based compensation programs was less than $0.1 million and $0.1 million, respectively, before taxes.

There were no options granted or exercised in the first nine months of 2006 under the Subsidiary Plan. The fair value of options granted in 2005 was estimated on the date of grant using the Black-Scholes option pricing model.

As of September 30, 2006, there was €0.9 million ($1.1 million using a September 30, 2006 exchange rate of €1.00 = $1.2674) of unrecognized compensation cost related to nonvested stock options under the Subsidiary Plan, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

A summary of the status of the options granted by Groupe Novasep at September 30, 2006 and changes during the period ended on that date is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(‘000)		(years)	(in millions)
Outstanding at December 31, 2005	22	€211.00
Granted	—	—
Exercised	—	—
Forfeited	(2)	211.00
Outstanding at September 30, 2006	20	€211.00	9.08	€—

Options exercisable at September 30, 2006	—	€—	—	€—

Weighted-average fair value of options granted during the period	€—

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate	Consolidated
Three months ended September 30, 2006
Net sales	$225.5	$192.4	$111.2	$95.6	$87.2	$62.1	$53.0	$—	$827.0
Adjusted EBITDA	49.0	31.3	23.2	25.8	13.9	8.2	9.6	(13.4)	147.6
Three months ended September 30, 2005
Net sales	$202.6	$170.7	$106.6	$95.3	$92.0	$57.6	$46.9	$—	$771.7
Adjusted EBITDA	40.8	36.9	21.5	24.5	12.3	6.6	7.7	(10.3)	140.0
Nine months ended September 30, 2006
Net sales	$685.6	$587.7	$330.4	$286.3	$260.0	$191.4	$154.0	$—	$2,495.4
Adjusted EBITDA	151.1	107.4	65.9	75.0	49.6	24.1	27.9	(38.5)	462.5
Nine months ended September 30, 2005
Net sales	$642.3	$520.3	$320.3	$283.6	$279.9	$177.8	$134.6	$—	$2,358.8
Adjusted EBITDA	133.2	118.3	64.5	70.0	35.3	21.3	20.5	(29.4)	433.7

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate (a)	Eliminations (b)	Consolidated
Identifiable assets as of:
September 30, 2006	$1,774.9	$1,028.4	$687.9	$717.9	$358.0	$234.0	$349.1	$267.6	$(392.2)	$5,025.6
December 31, 2005	1,501.6	1,011.5	644.8	653.3	396.7	221.9	323.6	258.1	(201.4)	4,810.1

(a)   This includes $63.1 million and $39.7 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at September 30, 2006 and December 31, 2005, respectively.

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

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the acquisition of the specialty chemicals and advanced materials businesses of Dynamit Nobel and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income before taxes and minority interest to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

•                  Systems/organization establishment expenses.  For the three and nine months ended September 30, 2006, expenses of $3.2 million and $7.3 million, respectively, were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system. For the three and nine months ended September 30, 2005, expenses of $1.4 million and $3.3 million, respectively, were recorded related to the integration of the businesses acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. We estimate non-recurring costs of approximately $0.7 million are remaining to complete initial Sarbanes-Oxley compliance.

•                  Restructuring and related charges.  Restructuring charges of $1.7 million and $2.9 million were recorded in the three months ended September 30, 2006 and 2005, respectively, and $3.9 million and $9.2 million (which includes $0.5 million of charges recorded in the second quarter of 2005 in cost of products sold in the condensed consolidated statements of operations) in the nine months ended September 30, 2006 and 2005, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 14, “Restructuring Liability,” for further details).

•                  Loss on sale of business.  In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million for the nine months ended September 30, 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

•                  Inventory write-up reversal.  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the Groupe Novasep combination in 2004, the acquisition of the Süd-Chemie businesses in 2005 and an acquisition in the Advanced Ceramics segment in 2006, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $0.9 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively, as the inventory was sold in the normal course of business

•                  Chromated copper arsenate (CCA) litigation defense costs.  Costs of $0.3 million and income of $0.1 million were recorded in the three months ended September 30, 2006 and 2005, respectively, and costs of $0.8 million and $1.4 million were recorded in the nine months ended September 30, 2006 and 2005, respectively, primarily attorney fees related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                  Cancelled acquisition and disposal costs.  Costs of $0.4 million for the three months ended September 30, 2006 and costs of $1.3 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively, were recorded in connection with non-consummated acquisitions and dispositions.

•                  Foreign exchange gain (loss), net.  During the periods presented, the Company recorded foreign exchange gains and (losses) related to our long-term debt and other non-operating transactions. These amounts primarily reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound.  For the three months ended September 30, 2006 and 2005, gains of $4.8 million and $2.1 million, respectively, were recorded.  For the nine months ended September 30, 2006 and 2005, gains of $7.7 million and $116.1 million, respectively, were recorded.  The decrease in the nine months ended September 30, 2006 from the same period in the prior year was primarily due to the designation of the majority of the Company’s euro-denominated debt as a net investment hedge in October 2005 whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for the portion of the hedge that remains effective.

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

•                  Other.  In the nine month period ended September 30, 2006, the Company recorded $2.1 million of income primarily related to the correction of an immaterial error reported in the first quarter of 2006 related to a previously unrecorded asset in the Titanium Dioxide segment of $1.6 million.

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

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate	Consolidated
Three months ended September 30, 2006
Income (loss) before taxes and minority interest	$26.6	$14.4	$6.5	$8.9	$1.9	$(1.1)	$6.1	$(32.9)	$30.4
Interest expense, net (a)	9.7	3.7	7.3	7.8	3.8	7.1	0.1	21.3	60.8
Depreciation and amortization	11.7	11.8	9.5	8.3	8.2	1.9	3.7	1.0	56.1
Restructuring and related charges	0.6	0.3	—	0.6	—	—	0.2	—	1.7
CCA litigation defense costs	—	0.3	—	—	—	—	—	—	0.3
Systems/organization establishment expenses	(0.2)	0.6	—	0.4	—	0.3	—	2.1	3.2
Cancelled acquisition and disposal costs	0.1	—	—	—	—	—	—	0.3	0.4
Losses (gains) related to asset sales	0.3	0.1	—	(0.1)	—	—	—	(0.3)	—
Foreign exchange loss (gain), net	0.2	—	—	—	—	—	(0.5)	(4.5)	(4.8)
Other	—	0.1	(0.1)	(0.1)	—	—	—	(0.4)	(0.5)
Total Adjusted EBITDA	$49.0	$31.3	$23.2	$25.8	$13.9	$8.2	$9.6	$(13.4)	$147.6
Three months ended September 30, 2005
Income (loss) before taxes and minority interest	$25.0	$19.2	$4.9	$8.2	$(0.8)	$5.3	$2.9	$(67.8)	$(3.1)
Interest expense, net (a)	5.2	6.9	7.8	8.3	4.0	(0.7)	1.5	22.4	55.4
Depreciation and amortization	9.8	7.9	8.8	7.4	9.1	1.4	4.2	0.9	49.5
Restructuring and related charges	0.5	1.5	—	0.6	0.2	—	0.1	—	2.9
CCA litigation defense costs	—	—	—	—	—	—	—	(0.1)	(0.1)
Systems/organization establishment expenses	—	0.3	—	—	—	—	—	1.1	1.4
Management services agreement termination fee (c)	—	—	—	—	—	—	—	10.0	10.0
Loss on early extinguishment of debt (c)	—	1.1	—	—	—	0.6	0.3	24.6	26.6
Foreign exchange loss (gain), net	0.3	—	—	—	(0.2)	—	(1.3)	(0.9)	(2.1)
Other	—	—	—	—	—	—	—	(0.5)	(0.5)
Total Adjusted EBITDA	$40.8	$36.9	$21.5	$24.5	$12.3	$6.6	$7.7	$(10.3)	$140.0
Nine months ended September 30, 2006
Income (loss) before taxes and minority interest	$81.8	$60.2	$18.3	$25.3	$3.3	$10.6	$13.8	$(79.5)	$133.8
Interest expense, net (a)	32.1	11.3	21.5	23.3	10.9	7.0	0.9	40.7	147.7
Depreciation and amortization	34.8	32.1	27.8	24.7	24.3	6.2	12.3	3.0	165.2
Restructuring and related charges	1.1	1.1	—	0.6	—	—	1.1	—	3.9
CCA litigation defense costs	—	0.8	—	—	—	—	—	—	0.8
Systems/organization establishment expenses	(0.1)	1.0	—	0.7	—	0.3	—	5.4	7.3
Cancelled acquisition and disposal costs	1.0	—	—	—	—	—	—	0.3	1.3
Inventory write-up reversal	—	0.8	—	0.1	—	—	—	—	0.9
(Gains) losses related to asset sales	0.3	—	—	—	(0.3)	—	—	(0.7)	(0.7)
Loss on sale of business	—	—	—	—	12.1	—	—	—	12.1
Foreign exchange loss (gain), net	0.4	0.1	—	—	(0.7)	—	(0.2)	(7.3)	(7.7)
Other	(0.3)	—	(1.7)	0.3	—	—	—	(0.4)	(2.1)
Total Adjusted EBITDA	$151.1	$107.4	$65.9	$75.0	$49.6	$24.1	$27.9	$(38.5)	$462.5
Nine months ended September 30, 2005
Income (loss) before taxes and minority interest	$69.0	$66.3	$12.9	$20.7	$(7.0)	$17.2	$4.4	$(19.7)	$163.8
Interest expense, net (a)	27.0	20.6	24.1	26.4	11.8	(0.8)	4.0	64.5	177.6
Depreciation and amortization	33.8	24.6	27.5	22.2	27.1	4.3	12.5	2.7	154.7
Restructuring and related charges (b)	1.6	4.7	—	0.6	0.2	—	2.1	—	9.2
CCA litigation defense costs	—	1.3	—	—	—	—	—	0.1	1.4
Systems/organization establishment expenses	—	0.3	—	—	—	—	—	3.0	3.3
Cancelled acquisition and disposal costs	—	0.2	—	—	—	—	—	0.4	0.6
Inventory write-up reversal	—	—	—	—	3.1	—	—	—	3.1
Management services agreement termination fee (c)	—	—	—	—	—	—	—	10.0	10.0
Loss on early extinguishment of debt (c)	—	1.1	—	—	—	0.6	0.3	24.6	26.6
Foreign exchange loss (gain), net	1.8	(0.8)	—	0.1	0.1	—	(2.8)	(114.5)	(116.1)
Other	—	—	—	—	—	—	—	(0.5)	(0.5)
Total Adjusted EBITDA	$133.2	$118.3	$64.5	$70.0	$35.3	$21.3	$20.5	$(29.4)	$433.7

(a)     Includes losses of $9.1 million and gains of $6.4 million for the three months ended September 30, 2006 and 2005, respectively, and gains of $6.4 million and $12.6 million for the nine months ended September 30, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)     Includes inventory writedowns of $0.5 million recorded in cost of products sold in the nine months ended September 30, 2005.

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

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Süd-Chemie AG, Munich, Germany. Both businesses have been incorporated into Rockwood’s Clay-based Additives business unit, which is part of the Performance Additives segment. We accounted for the acquisition of these businesses using the purchase method of accounting and have allocated the total estimated purchase price to the assets acquired and liabilities assumed. The allocation of the purchase price to the identifiable assets acquired was completed in the third quarter of 2006.  The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $9.8 million as of September 30, 2006.

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

6.     INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2006	2005
Raw materials	$160.6	$141.6
Work-in-process	65.0	75.0
Finished goods	255.4	227.9
Packaging materials	13.0	13.7
	$494.0	$458.2

7.     GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Total
Balance, December 31, 2005	$538.8	$459.5	$151.7	$187.5	$33.2	$109.2	$119.3	$1,599.2
Acquisitions	—	—	—	5.4	—	—	—	5.4
Other tax adjustments	(2.7)	—	—	(0.5)	—	—	—	(3.2)
Post-closing consideration and other related adjustments	—	(0.9)	—	—	—	—	—	(0.9)
Foreign exchange and other (a)	38.8	14.3	11.2	14.4	(5.8)	5.3	3.2	81.4
Balance, September 30, 2006	$574.9	$472.9	$162.9	$206.8	$27.4	$114.5	$122.5	$1,681.9

(a) Foreign exchange and other primarily consists of foreign currency changes and the adjustments described below.

The adjustments recorded during the first quarter of 2006 as disclosed in Note 5, “Acquisitions,” are recorded in “foreign exchange and other,” as reductions to goodwill within Specialty Chemicals ($4.0 million) and Groupe Novasep ($7.7 million).

8.     OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of September 30, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$353.9	$(83.7)	$270.2	$340.1	$(64.3)	$275.8
Trade names and trademarks	124.4	(13.5)	110.9	114.3	(7.4)	106.9
Customer relationships	208.5	(35.3)	173.2	190.6	(20.9)	169.7
Other	52.8	(21.0)	31.8	47.2	(16.6)	30.6
Total	$739.6	$(153.5)	$586.1	$692.2	$(109.2)	$583.0

(a) The increase since December 31, 2005 is primarily due to foreign currency changes.

Amortization of other intangible assets was $16.1 million and $12.6 million for the three months ended September 30, 2006 and 2005, respectively, and $45.2 million and $39.3 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the estimated aggregate amortization expense for each of the five succeeding years is as follows:

($ in millions)	Amortization
Year ended	Expense
2006	$60.5
2007	60.6
2008	59.6
2009	52.6
2010	51.7

9.     LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	September 30,	December 31,
($ and € in millions)	2006	2005
Senior secured credit facilities:
Tranche A-1 term loans (€35.2 and €39.1, respectively)	$44.6	$46.1
Tranche A-2 term loans (€153.4 and €170.4, respectively)	194.4	201.0
Tranche E term loans	1,127.8	1,139.3
Tranche F term loans (€270.7 and €273.4, respectively)	343.1	322.5
Revolving short-term loans	—	30.0
2011 Notes	273.4	273.4
2014 Notes (€375.0 and $200.0 as of September 30, 2006 and December 31, 2005)	675.3	642.4
Other term loan facilities	54.2	92.7
Capitalized lease obligations (€50.4 and €51.0, respectively)	63.9	61.2
Preferred stock of subsidiary (£12.0 as of September 30, 2006 and December 31, 2005)	22.5	20.6
Other (€12.4 and €12.2, respectively)	15.7	14.6
	2,814.9	2,843.8
Less current maturities	(98.2)	(113.1)
	$2,716.7	$2,730.7

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2006, the Company had approximately $60.6 million of letters of credit and other bank guarantees, of which $36.0 million will expire in less than one year, $0.2 million will expire in 2-3 years, $7.9 million will expire in 4-5 years and $16.5 million will expire after five years. This amount includes outstanding letters of credit of $25.9 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

10.     TAXES ON INCOME:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the first nine months of 2006 and 2005 was 25.8% and 32.1%, respectively. The 2006 rate included a tax benefit of $21.8 million related to the favorable treatment on the sale of Rohner AG. The 2005 rate was favorably impacted by the reversal of $20.3 million of valuation allowances related to U.S. federal income generated.  The effective tax rate for the third quarter of 2006 is 40.8%, which is primarily a function of foreign and domestic earnings and their impact on the effective tax rate.  The Company recorded an income tax provision of $10.8 million in the third quarter of 2005 on a pre-tax loss of $3.1 million. Included in the tax provision in the third quarter of 2005 was the recording of a valuation allowance of $8.3 million on deferred tax assets for U.S. net operating loss carry-forwards.

In the nine months ended September 30, 2006, the Company reduced its worldwide valuation allowances by $16.2 million. The reduction in the valuation allowance was the result of a decrease in the net deferred tax assets of Rohner AG offset by an increase in the U.S. net deferred tax assets. The change in the valuation allowance for the third quarter of 2006 impacted the effective tax rate by $5.1 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2005	$77.1
Reduction in deferred tax assets of Rohner AG	(26.4)
Increase as reflected in income tax expense	6.0
Increase as reflected in other comprehensive income	4.5
Expired net operating loss	(0.3)
Balance as of September 30, 2006	$60.9

In the third quarter of 2006, based on the Company’s policy and steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance recorded in 2004. During the first nine months of 2006, the Company’s net deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

11.     EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2006	2005	2006	2005
Service cost	$2.4	$2.9	$7.7	$8.4
Interest cost	5.7	5.9	17.1	18.7
Expected return on assets	(2.0)	(2.2)	(6.6)	(7.6)
Net amortization of actuarial losses	0.6	0.2	2.0	0.6
Net periodic benefit cost	6.7	6.8	20.2	20.1
Special termination benefit cost	—	0.3	—	0.3
Impact of curtailment/settlement	0.5	1.2	0.5	1.2
Total pension cost	$7.2	$8.3	$20.7	$21.6

The curtailment/settlement costs for the three and nine months ended September 30, 2006 relate to settlements in the Rockwood UK Retirement Plan within the Performance Additives segment.  The special termination benefit cost for the three and nine months ended September 30, 2005 relates to the closing of the Baulking, United Kingdom facility in the Clay-based Additives business within the Performance Additives segment.  The curtailment/settlement costs for the three and nine months ended September 30, 2005 also relate to the closing of the Baulking facility and to pension costs incurred in connection with converting a specific defined benefit plan to a defined contribution plan in the Electronics segment.

12.     EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts; shares in thousands)	2006	2005	2006	2005
EPS Numerator - Basic:
Net income (loss)	$21.4	$(13.3)	$98.5	$113.6
Less:
Redeemable convertible preferred stock dividends	—	(2.0)	—	(4.3)
Net income (loss) applicable to common shareholders	$21.4	$(15.3)	$98.5	$109.3

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,782	61,845	73,781	54,197

Basic earnings (loss) per common share	$0.29	$(0.25)	$1.34	$2.02

EPS Numerator - Diluted:
Net income (loss)	$21.4	$(13.3)	$98.5	$113.6
Less:
Redeemable convertible preferred stock dividends	—	(2.0)	—	(4.3)
Net income (loss) applicable to common shareholders	$21.4	$(15.3)	$98.5	$109.3

EPS Denominator - Diluted:
Weighted average number of common shares outstanding (a)	73,782	61,845	73,781	54,197
Effect of dilutive stock options and other incentives	1,133	—	1,220	895
Weighted average number of common shares outstanding and common stock equivalents	74,915	61,845	75,001	55,092

Diluted earnings (loss) per common share	$0.29	$(0.25)	$1.31	$1.98

(a)           Stock options, warrants and restricted stock representing equivalents of 4,838 shares of common stock during the three months ended September 30, 2005 were outstanding but were not included in the computation of diluted earnings per common share because their inclusion would not have had a dilutive effect.  As a result, diluted loss per share for this period is equal to basic loss per share.

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

The Company recorded a net pre-tax loss of $12.1 million on the sale of Rohner in the first quarter of 2006, representing consideration given less the remaining net liabilities of Rohner, which have been transferred to the purchaser. The sale agreement contains a potential favorable purchase price adjustment of up to €5.0 million upon the achievement of certain operating targets of Rohner through 2008. The sale agreement also contains a potential unfavorable purchase price adjustment of €1.0 million. The Company has not included these potential purchase price adjustments in its determination of its net loss on the sale of Rohner as these adjustments were not probable at September 30, 2006.

Rockwood has reviewed whether the above activity should result in Rohner being treated as a discontinued operation and concluded that such treatment would not be appropriate as certain products will continue to be produced by other Groupe Novasep entities.

In addition, in connection with this downsizing, the Company had recorded for the year ended December 31, 2005 a minority interest charge of $13.9 million related to a guarantee, in an amount up to €55.0 million, entered into in May 2005 by one of our wholly-owned subsidiaries that is the 78.6% owner of Groupe Novasep SAS, of loans made by a Groupe Novasep SAS subsidiary to Rohner.  At the time of the guarantee, the Company concluded the likelihood of having to fulfill this guarantee obligation was remote based on the limited term of the guarantee, the fact that the Company indirectly controlled the subsidiary receiving the guarantee and the expectation of continuing operations at Rohner.  In connection with the preparation of the Company’s 2005 financial statements, the Company concluded that it was probable that it would have to fulfill this guarantee obligation. Accordingly, the Company recorded the minority interest charge, based on the 21.4% minority interest in Groupe Novasep SAS not held by the Company. In October 2006, this guarantee obligation was settled for €35.0 million. As a result, minority interest income of approximately $3.3 million ($5.5 million before taxes) was recorded in the third quarter of 2006 as the final negotiated guarantee settlement was less than the amount that was originally contractually agreed upon.

14.     RESTRUCTURING LIABILITY:

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

The Company recorded $1.7 million and $2.9 million of restructuring charges for the three months ended September 30, 2006 and 2005, respectively, and $3.9 million and $8.7 million of restructuring charges for the nine months ended September 30, 2006 and 2005, respectively. In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in the second quarter of 2005 related to the restructuring of the Wafer Reclaim business in the Electronics segment.

2006 Restructuring Activities:

During the nine months ended September 30, 2006, the Company expensed $3.9 million of restructuring charges for miscellaneous restructuring actions, including $1.1 million for the announced restructuring of the Wafer Reclaim business in the Electronics segment. The Company recorded severance and related costs for employees in connection with the closure of two Wafer Reclaim facilities. The Company closed a Wafer Reclaim facility in the U.K. in January 2006 and one of the facilities in the U.S. in March 2006. In the Performance Additives segment, $1.1 million was recorded for miscellaneous headcount reductions and the announced closure of the Baulking, United Kingdom facility for our Clay-based Additives business. In addition, $1.1 million was recorded in the Specialty Chemicals segment and $0.6 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions.

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

Selected information for the 2006 restructuring actions follows:

Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2006
Liability balance, December 31, 2005	$—	$—	$—
Restructuring charge in 2006	0.3	0.5	0.8
Utilized in 2006	(0.3)	(0.5)	(0.8)
Foreign exchange and other	—	—	—
Liability balance, September 30, 2006	$—	$—	$—

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2005
Liability balance, December 31, 2005	$1.5	$-	$1.5
Restructuring charge in 2006	0.9	1.1	2.0
Utilized in 2006	(1.3)	(1.3)	(2.6)
Foreign exchange and other	(0.4)	0.2	(0.2)
Liability balance, September 30, 2006	$0.7	$—	$0.7

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, December 31, 2005	$10.6	$1.1	$0.4	$12.1
Restructuring charge in 2006	1.0	0.1	—	1.1
Utilized in 2006	(5.0)	(1.0)	—	(6.0)
Foreign exchange and other	0.7	—	—	0.7
Liability balance, September 30, 2006	$7.3	$0.2	$0.4	$7.9

Restructuring reserves by segment are as follows:

	September 30,	December 31,
($ in millions)	2006	2005
Specialty Chemicals	$3.8	$4.9
Performance Additives	0.8	1.1
Titanium Dioxide Pigments	0.3	0.3
Advanced Ceramics	—	0.5
Groupe Novasep	—	0.2
Specialty Compounds	—	—
Electronics	0.1	0.7
Corporate	3.6	5.9
	$8.6	$13.6

At September 30, 2006 and December 31, 2005, restructuring reserves of $8.6 million and $13.6 million are included in the Condensed Consolidated Balance Sheets in restructuring liabilities.

15.     COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. Reserves in connection with such product liability matters do not individually exceed $500,000 and in the aggregate $3.0 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer’s insurance coverage, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Regulatory Developments

In October 2003, the European Commission adopted a proposal for a new EU framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH which will significantly expand the EU’s regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Substances that are not registered within the prescribed deadlines will not be permitted to be manufactured or marketed within the EU.  As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has over 400 products that might be subject to REACH, which is scheduled to become an EU directive in early 2007; compliance with REACH will be required starting in 2008.

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

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag (now known as GEA Group Aktiengesellschaft) and its subsidiary, MG North America Holdings, Inc. (now known as GEA North America, Inc.), are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of the Dynamit Nobel Acquisition, if notified within ten years. In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($126,740 and $950,550 using the September 30, 2006 exchange rate of €1.00 = $1.2674) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

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

Environmental Reserves

The Company has established reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances insurance recoveries where the remediation costs are being paid directly by the Company’s insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $36.5 million and $44.8 million for known environmental liabilities as of September 30, 2006 and December 31, 2005, respectively, all of which are classified as other non-current liabilities on the Company’s consolidated balance sheets for such periods. Included in the $36.5 million and $44.8 million as of September 30, 2006 and December 31, 2005, respectively, is €6.5 million ($8.2 million using the September 30, 2006 exchange rate of €1.00 = $1.2674) that is discounted using a 5.0% discount rate (undiscounted amount equals $12.6 million), and €1.9 million ($2.4 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.1 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At December 31, 2005, the environmental reserve related to the Rohner facility within our Groupe Novasep segment was $10.5 million. As discussed, Rohner AG was sold in March 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

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

16.     RESTATEMENT:

The condensed consolidated statements of cash flows as reported for the nine months ended September 30, 2005, contained a classification error in the treatment of costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should be reported within cash flows from investing activities when paid. The Company was reporting capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, was reporting capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should be disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. As a result, the Company restated the condensed consolidated statement of cash flows for the nine months ended September 30, 2005. The restatement does not change the Company’s condensed consolidated statements of operations, the condensed consolidated balance sheets or cash and cash equivalents reported at the end of the period in the condensed consolidated statements of cash flows for any of the periods presented.

The classification error changed cash flow from operating activities and investing activities for the nine months ended September 30, 2005 as follows (in millions):

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

The Company also revised the reconciliation of net cash provided by operating activities to Adjusted EBITDA and the disclosures in the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to cash flows from operating and investing activities for the nine months ended September 30, 2005.

17.     SUBSEQUENT EVENTS:

In October 2006, Rohm and Haas Company and Chemical Specialties, Inc. (“CSI”), a wholly owned subsidiary of the Company, announced their plans to form a joint venture company to provide an extensive range of advanced wood treatment technologies and services to the global wood treatment industry.  The joint venture would bring together the wood biocides business of Rohm and Haas and the wood protection chemicals business of CSI. Further details of this announced joint venture are included in a Form 8-K filed by the Company on October 12, 2006. The parties executed a definitive agreement in November 2006 and expect the transaction to close in early January 2007. This transaction is subject to government review.

In October 2006, the Company announced that it was considering divesting the Groupe Novasep segment. The Company is currently evaluating its alternatives.

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

We are focused on growth, productivity, cost reduction, margin expansion and debt reduction. In connection with this focus, among other things:

•                  We have cut costs, reduced overhead and eliminated duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and closed the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business.  In the Wafer Reclaim business in our Electronics segment, we closed a facility in the U.K. in January 2006 and closed one of our facilities in the U.S. in March 2006. In our Groupe Novasep segment, we sold our Rohner AG operation located in Pratteln, Switzerland in March 2006. We also implemented other restructuring measures in our other segments;

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2005, we benefited from a growth in demand for most of the markets and regions we serve, especially in the aerospace and automotive industry which has continued in 2006. Despite the less favorable automotive conditions in the U.S., we have been able to sustain sales growth in our global automotive business due to market penetration as our business primarily focuses on the European automobile industry market. Growth in the Surface Treatment business occurred in the first nine months of 2006 and is expected to continue this year in most markets as price and volume increases and productivity improvements are expected to offset raw material cost increases.

•                  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served provided increasing price trends for lithium salts in 2005. Growth in the Fine Chemicals business has occurred in the first nine months of 2006 and is expected to continue this year in most market segments, especially driven by lithium salt applications through price increases. Tight supplies in the global market and unfavorable weather conditions at our lithium ponds in Chile early this year have lead to shortages in lithium salts as a raw material and customer demand for lithium carbonate will not be completely satisfied. During 2005, we experienced price increases related to key raw materials used in producing metal sulfides.  In the first nine months of 2006, prices for some raw materials have increased further.  Raw material prices are expected to be volatile throughout the remainder of the year.

Performance Additives

•                  Although the growth in demand in certain North American end-use markets, such as construction, has slowed, sales in our Color Pigments and Services business in North America have increased on higher construction volumes and selling price increases that were necessary to recover raw material and energy cost increases. Generally, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color

Pigments and Services business line. The Timber Treatment Chemicals business also benefited from high levels of activity in home improvement areas; however, demand for treated wood has been negatively impacted in 2006 by the increasing use of wood substitutes and a slowdown in the construction market.

•                  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market. We experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005.  European construction sales in our Color Pigments and Services business decreased slightly in the first nine months of 2006 versus the same period in the prior year as the lower volumes were partially offset by higher selling prices necessary to recover raw material and energy cost increases.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use had a positive impact on our Timber Treatment Chemicals business in 2005, which is a leading supplier of these higher margin products. However, in the Timber Treatment Chemicals business, our ACQ market position has been negatively impacted by market share losses to competition and competitive pricing pressure. In addition, the expiration of the ACQ patent in 2007 could have a negative impact on our ACQ market position, sales and margins.

•                  Our Clay-based Additives business supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets.  For 2006, the major drivers of expected growth in the Clay-based Additives business have been the acquisition of Süd-Chemie’s Rheological Additives and carbonless clay businesses, which closed on December 30, 2005, continued strength in oilfield sales and growth in additives for water-based coatings.

•                  Raw material costs increased in general in the Performance Additives segment in 2005 and continue to trend upward. In the Color Pigments and Services business, selling price increases were initiated in 2005 to partially offset the increases in raw material and energy costs.  In the first nine months of 2006, selling price increases continued to be implemented to offset raw material and energy cost increases.  For the first nine months of 2006 in the Timber Treatment Chemicals business, there have been increased raw material costs for copper, which have been at record highs in 2006, compared to the same period in 2005, and mono-ethanolamine, primary components in the ACQ production process.  These increased raw material costs were not passed on to customers in 2006.  In the Clay-based Additives business, price increases were implemented in 2005 in selective product lines and continued in 2006 in a majority of product lines to partially offset energy and raw material cost increases.

•                  In October 2006, Rohm and Haas Company and Chemical Specialties, Inc. (CSI), a wholly owned subsidiary of the Company,  announced their plans to form a joint venture company to provide an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The joint venture would bring together the wood biocides business of Rohm and Haas and the wood protection chemicals business of CSI. Further details of this announced joint venture are included in a Form 8-K filed by the Company on October 12, 2006. The parties executed a definitive agreement in November 2006 and expect the transaction to close in early January 2007. This transaction is subject to government review.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. We experienced an unexpected decrease in volume of our titanium dioxide products in anatase grade in 2005 due, in part, to the lower cost of cotton, which negatively affected demand for synthetic fibers and in turn our products. However, volumes in the fiber anatase business have increased in the first nine months of 2006 and are expected to continue to increase.

•                  Throughout 2005, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Sales of titanium dioxide products in rutile grade increased in the first nine months of 2006 on higher selling prices and are expected to be above the prior year level for the full year.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year from 2001 through 2005. However, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals.  As a result, this demand has stabilized.

•                  Sales of ceramic products for use in cutting tool products and mechanical systems were negatively impacted by pricing pressure from Asian competitors in 2005 and 2006 and is expected to continue.  In addition, selling prices in our electronic products business as well as for some Piezo applications were lower in the first nine months of 2006 and are expected to continue to be lower for the remainder of this year.

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

•                  In October 2006, the Company announced that it was considering divesting the Groupe Novasep segment.  The Company is currently evaluating its alternatives.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. In 2005, we experienced increased demand for these products.  Volumes for these wire and cable products have stabilized in 2006.  Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.

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

•                  Raw material costs trended upward in 2005; in particular, the Specialty Compounds segment experienced a spike in raw material costs as a result of Hurricanes Katrina and Rita. The price of ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, increased in 2005.   As a result, we entered into a contract with a fixed price for AOM purchases that expires in December 2007. Prices for these raw materials were higher in the first nine months of 2006 compared to the same period in 2005. Selling price increases were successfully initiated in 2005 to help offset the raw materials price increase and have continued in 2006 to help compensate for the higher raw material costs. However, the ability to pass on some or all of these increases is uncertain.

Electronics

•                  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2006 over the same period in 2005 and we expect sales to continue to rise in 2006 driven by strong demand for consumer electronics, cell phones and PC’s. The printed circuit board industry in the United States and Europe continued to decline in 2005 while the market in Asia experienced significant growth. Despite the declines in the United States and Europe, volumes in our electronic chemicals business increased in 2005, and are expected to continue to increase throughout 2006, particularly in Asia, which provides nearly half of the global market. In the first nine months of 2006, volumes in our electronic chemicals business were up in all regions.

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

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the nine month period ended September 30, 2006, the average exchange rate of the euro against the U.S. dollar was lower compared to the same period in 2005 and negatively impacted our net sales, gross profit and operating income. For the three months ended September 30, 2006, the average exchange rate of the euro against the U.S. dollar was higher compared to the same period in 2005 and had a positive impact on our net sales, gross profit and operating income.  The euro was stronger at September 30, 2006 compared to December 31, 2005. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

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

Energy Costs

In 2005, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America increased in 2005, due in part to political conditions and extreme weather conditions, including Hurricanes Katrina and Rita. Natural gas prices have been relatively stable thus far in 2006. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices rose in the first nine months of 2006.

Income Taxes

The effective tax rate for the third quarter of 2006 was 40.8% which is primarily a function of foreign and domestic earnings and their impact on the effective rate.  In the third quarter of 2006, the worldwide valuation allowance increased by $3.2 million. The increase in the valuation allowance was primarily due to an increase of $5.1 million in deferred tax assets associated with the Company’s losses partially offset by a reduction of $1.9 million in other comprehensive income. The $5.1 million increase in the valuation allowance for the third quarter of 2006 impacted the effective tax rate.

Special Charges and Credits

During the periods presented, we incurred certain special charges, along with certain other items, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition as well as in connection with the IPO. These items include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and nine months ended

September 30, 2006 and 2005.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three and nine months ended September 30, 2006 and 2005), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to net income on a consolidated basis and a reconciliation to income before taxes and minority interest on a segment basis.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Statement of operations data:
Net sales:
Specialty Chemicals	$225.5	$202.6	$685.6	$642.3
Performance Additives	192.4	170.7	587.7	520.3
Titanium Dioxide Pigments	111.2	106.6	330.4	320.3
Advanced Ceramics	95.6	95.3	286.3	283.6
Groupe Novasep	87.2	92.0	260.0	279.9
Specialty Compounds	62.1	57.6	191.4	177.8
Electronics	53.0	46.9	154.0	134.6
Total net sales	827.0	771.7	2,495.4	2,358.8

Gross profit	247.3	233.5	765.9	722.1
	29.9%	30.3%	30.7%	30.6%
Selling, general and administrative expenses	159.5	143.8	478.8	451.5
	19.3%	18.6%	19.2%	19.1%
Restructuring charges, net	1.7	2.9	3.9	8.7
Management services agreement termination fee	—	10.0	—	10.0
Operating income (loss):
Specialty Chemicals	36.6	30.5	114.5	97.8
	16.2%	15.1%	16.7%	15.2%
Performance Additives	18.2	27.2	71.7	87.2
	9.5%	15.9%	12.2%	16.8%
Titanium Dioxide Pigments	13.7	12.7	38.1	37.0
	12.3%	11.9%	11.5%	11.6%
Advanced Ceramics	16.7	16.5	48.6	47.2
	17.5%	17.3%	17.0%	16.6%
Groupe Novasep	5.9	3.0	25.4	4.9
	6.8%	3.3%	9.8%	1.8%
Specialty Compounds	6.0	5.2	17.6	17.0
	9.7%	9.0%	9.2%	9.6%
Electronics	5.7	3.4	14.5	5.9
	10.8%	7.2%	9.4%	4.4%
Corporate costs	(16.7)	(21.7)	(47.2)	(45.1)
Total operating income	86.1	76.8	283.2	251.9
Other income (expenses):
Interest expense, net	(60.8)	(55.4)	(147.7)	(177.6)
Loss on early extinguishment of debt	—	(26.6)	—	(26.6)
Foreign exchange gain, net	4.8	2.1	7.7	116.1
Loss on sale of business	—	—	(12.1)	—
Other, net	0.3	—	2.7	—
Income (loss) before taxes and minority interest	30.4	(3.1)	133.8	163.8
Income tax provision	12.4	10.8	34.5	52.5
Income (loss) before minority interest	18.0	(13.9)	99.3	111.3
Minority interest	3.4	0.6	(0.8)	2.3
Net income (loss)	$21.4	$(13.3)	$98.5	$113.6
Adjusted EBITDA:
Specialty Chemicals	49.0	40.8	151.1	133.2
	21.7%	20.1%	22.0%	20.7%
Performance Additives	31.3	36.9	107.4	118.3
	16.3%	21.6%	18.3%	22.7%
Titanium Dioxide Pigments	23.2	21.5	65.9	64.5
	20.9%	20.2%	19.9%	20.1%
Advanced Ceramics	25.8	24.5	75.0	70.0
	27.0%	25.7%	26.2%	24.7%
Groupe Novasep	13.9	12.3	49.6	35.3
	15.9%	13.4%	19.1%	12.6%
Specialty Compounds	8.2	6.6	24.1	21.3
	13.2%	11.5%	12.6%	12.0%
Electronics	9.6	7.7	27.9	20.5
	18.1%	16.4%	18.1%	15.2%
Corporate costs	(13.4)	(10.3)	(38.5)	(29.4)
Total Adjusted EBITDA	$147.6	$140.0	$462.5	$433.7

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended September 30, 2006 versus 2005				Change: Nine months ended September 30, 2006 versus 2005
		%	FX			%	FX
($ in millions)	Total	Change	Effect (a)	Organic (b)	Total	Change	Effect (a)	Organic (b)
Statement of operations data:
Net sales:
Specialty Chemicals	$22.9	11.3%	$5.2	$17.7	$43.3	6.7%	$(9.0)	$52.3
Performance Additives	21.7	12.7	2.3	19.4	67.4	13.0	(2.1)	69.5
Titanium Dioxide Pigments	4.6	4.3	4.8	(0.2)	10.1	3.2	(5.6)	15.7
Advanced Ceramics	0.3	0.3	3.7	(3.4)	2.7	1.0	(3.5)	6.2
Groupe Novasep	(4.8)	(5.2)	3.7	(8.5)	(19.9)	(7.1)	(4.8)	(15.1)
Specialty Compounds	4.5	7.8	0.9	3.6	13.6	7.6	0.2	13.4
Electronics	6.1	13.0	0.8	5.3	19.4	14.4	(1.2)	20.6
Total net sales	55.3	7.2	21.4	33.9	136.6	5.8	(26.0)	162.6

Gross profit	13.8	5.9	6.1	7.7	43.8	6.1	(8.6)	52.4
Selling, general and administrative expenses	15.7	10.9	4.0	11.7	27.3	6.0	(5.3)	32.6
Restructuring charges, net	(1.2)			(1.2)	(4.8)			(4.8)
Management services agreement termination fee	(10.0)			(10.0)	(10.0)			(10.0)
Total operating expenses	4.5	2.9	4.0	0.5	12.5	2.7	(5.3)	17.8
Operating income (loss):
Specialty Chemicals	6.1	20.0	0.6	5.5	16.7	17.1	(1.6)	18.3
Performance Additives	(9.0)	(33.1)	—	(9.0)	(15.5)	(17.8)	(0.3)	(15.2)
Titanium Dioxide Pigments	1.0	7.9	0.5	0.5	1.1	3.0	(0.6)	1.7
Advanced Ceramics	0.2	1.2	0.8	(0.6)	1.4	3.0	(0.6)	2.0
Groupe Novasep	2.9	96.7	0.2	2.7	20.5	418.4	(0.5)	21.0
Specialty Compounds	0.8	15.4	0.1	0.7	0.6	3.5	0.1	0.5
Electronics	2.3	67.6	—	2.3	8.6	145.8	—	8.6
Corporate costs	5.0	23.0	(0.1)	5.1	(2.1)	(4.7)	0.2	(2.3)
Total	9.3	12.1	2.1	7.2	31.3	12.4	(3.3)	34.6
Other income (expenses):
Interest expense, net	(5.4)	9.7	1.2	(6.6)	29.9	(16.8)	3.6	26.3
Loss on early extinguishment of debt	26.6				26.6
Foreign exchange gain, net	2.7				(108.4)
Loss on sale of business	—				(12.1)
Other, net	0.3				2.7
Income (loss) before taxes and minority interest:
Specialty Chemicals	1.6				12.8
Performance Additives	(4.8)				(6.1)
Titanium Dioxide Pigments	1.6				5.4
Advanced Ceramics	0.7				4.6
Groupe Novasep	2.7				10.3
Specialty Compounds	(6.4)				(6.6)
Electronics	3.2				9.4
Corporate costs	34.9				(59.8)
Total	33.5				(30.0)
Income tax provision	1.6				(18.0)
Net income (loss) before minority interest	31.9				(12.0)
Minority interest	2.8				(3.1)
Net income (loss)	$34.7				$(15.1)
Adjusted EBITDA:
Specialty Chemicals	$8.2	20.1%	$1.0	$7.2	17.9	13.4%	$(2.0)	$19.9
Performance Additives	(5.6)	(15.2)	0.4	(6.0)	(10.9)	(9.2)	(0.5)	(10.4)
Titanium Dioxide Pigments	1.7	7.9	1.1	0.6	1.4	2.2	(0.9)	2.3
Advanced Ceramics	1.3	5.3	1.1	0.2	5.0	7.1	(0.9)	5.9
Groupe Novasep	1.6	13.0	0.5	1.1	14.3	40.5	(1.0)	15.3
Specialty Compounds	1.6	24.2	0.2	1.4	2.8	13.1	0.1	2.7
Electronics	1.9	24.7	0.1	1.8	7.4	36.1	(0.2)	7.6
Corporate costs and eliminations	(3.1)	(30.1)	(0.2)	(2.9)	(9.1)	(31.0)	0.1	(9.2)
Total Adjusted EBITDA	$7.6	5.4%	$4.2	$3.4	$28.8	6.6%	$(5.3)	$34.1

(a)     The foreign exchange effect was calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

(b)     Includes the impact of acquisitions and divestitures.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Overview

Net sales increased $55.3 million in the third quarter of 2006 compared with the same period in the prior year as a result of general strong demand, higher selling prices and the favorable impact of the acquisition of the Süd-Chemie businesses on December 30, 2005.  In addition, sales were favorably impacted by the positive impact of currency changes of $21.4 million primarily due to the strengthening of the euro against the U.S. dollar for the three month period ended September 30, 2006 compared to the same period in 2005. See further discussion by segment below.

Operating income increased $9.3 million in the third quarter of 2006 compared with the same period in the prior year primarily in the Specialty Chemicals, Groupe Novasep and Electronics segments. The impact of higher overall sales and the management services agreement termination fee of $10.0 million recorded in the third quarter of 2005 was partially offset by higher raw material and energy costs and higher depreciation and amortization expense.  The positive impact of currency changes of $2.1 million had a favorable impact on operating earnings.

Adjusted EBITDA increased $7.6 million in the third quarter of 2006 compared with the same period in the prior year primarily due to the impact of the sales increases noted above, partially offset by higher raw material and energy costs.  The positive impact of currency changes of $4.2 million had a favorable impact on Adjusted EBITDA.

Net income increased $34.7 million in the third quarter of 2006 compared with the same period in the prior year primarily due to the impact of the sales increases noted above, and the loss on early extinguishment of debt and the management services agreement termination fee of $26.6 million and $10.0 million, respectively, recorded in the third quarter of 2005.  This increase was partially offset by higher raw material and energy costs and higher depreciation and amortization expense.

Net sales

Specialty Chemicals.  Net sales for our Specialty Chemicals segment increased $22.9 million over the prior year period, primarily on higher volumes and selling prices ($3.1 million) in the Surface Treatment business, higher selling prices ($6.5 million) in the Fine Chemicals business and the positive impact of currency changes of $5.2 million.  Net sales in the Surface Treatment business were favorably impacted by growth in all markets, particularly in steel and general industrial applications.  In the Fine Chemicals business, higher selling prices for lithium salts and strong demand for lithium applications, particularly sales of specialty products to the pharmaceutical industry, continued to have a favorable impact on sales.

Performance Additives.  Net sales for our Performance Additives segment increased $21.7 million over the prior year period primarily due to higher selling prices and volumes and the positive impact of currency changes of $2.3 million.  Higher selling prices of $5.3 million were primarily reported in the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs. Volumes were up in the Clay-based Additives and Water Treatment Chemicals businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased coatings and inks and oilfield sales. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products.  Lower volumes in Europe in our Color Pigments and Services business and lower volumes of ACQ products in our Timber Treatment Chemicals business had a negative impact on sales.

Titanium Dioxide Pigments.  Net sales for our Titanium Dioxide Pigments segment increased $4.6 million over the prior year period due to the positive impact of currency changes of $4.8 million. Net sales were negatively impacted by lower volumes of our titanium dioxide products in rutile grade and lower volumes of our functional additives products.  This was partially offset by higher selling prices from our functional additives products.

Advanced Ceramics.  Net sales for our Advanced Ceramics segment increased $0.3 million over the prior year period. The positive impact of currency changes of $3.7 million and increased volumes of mechanical and electronic applications were partially offset by lower volumes of medical products and selling price declines of $1.5 million primarily in Piezo and electronic applications.

Groupe Novasep.  Net sales for our Groupe Novasep segment decreased $4.8 million over the prior year. This decline was primarily the result of the sale of Rohner AG in March 2006 and was partially offset by the positive impact of currency changes of $3.7 million.  Rohner AG was sold in March 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

Specialty Compounds.  Net sales for our Specialty Compounds segment increased $4.5 million over the prior year period primarily due to higher selling prices of $3.5 million to offset higher raw material costs, a favorable product mix, and the positive impact of currency changes of $0.9 million.  This increase was partially offset by lower sales volumes in wire and cable, automotive and footwear applications.

Electronics.  Net sales for our Electronics segment increased $6.1 million over the prior year period primarily due to higher volumes in our Electronic Chemicals businesses in all regions on sales to the printed circuit board and semiconductor markets and the positive impact of currency changes of $0.8 million. This increase was partially offset by lower volumes in the Wafer Reclaim business primarily due to the closure of our U.K. facility in January 2006 and the closure of one of our U.S. facilities in March 2006.

Gross profit

Gross profit increased $13.8 million over the prior year primarily due to the sales increases noted above and the positive impact of currency changes of $6.1 million. This increase was partially offset by raw material cost increases, particularly from the impact of higher average costs of copper in our Timber Treatment Chemicals business in the Performance Additives segment, higher costs for zinc in the Titanium Dioxide Pigments segment, higher zinc and phosphoric acid costs in the Specialty Chemicals segment and PVC resin and AOM cost increases in the Specialty Compounds segment. In addition, higher energy costs partially offset the increase in gross profit.

Gross profit as a percentage of net sales was 29.9% in the third quarter of 2006 versus 30.3% in the third quarter of 2005 primarily due to the raw material and energy cost increases noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $15.7 million primarily due to higher selling costs due to higher sales, higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, higher incentive compensation and the impact of currency changes ($4.0 million).  SG&A expenses as a percentage of net sales were 19.3% in the third quarter of 2006 as compared to 18.6% for the third quarter of 2005.

Restructuring charge, net

We recorded $1.7 million of restructuring charges in the third quarter of 2006 for miscellaneous restructuring actions in the Performance Additives, Electronics, Specialty Chemicals and Advanced Ceramics segments for miscellaneous headcount reductions and facility closures. We recorded $2.9 million of restructuring charges in the third quarter of 2005 for miscellaneous restructuring actions, primarily in the Performance Additives segment for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and in the Specialty Chemicals and Advanced Ceramics segments for miscellaneous headcount reductions (See Note 14, “Restructuring Liability,” for further detail).

Management services agreement termination fee

In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Operating income

Specialty Chemicals.  Operating income for our Specialty Chemicals segment increased $6.1 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $0.6 million.  This increase was partially offset by higher raw material costs of $5.2 million related to zinc and phosphoric acid cost increases and increased depreciation and amortization costs of $1.9 million.

Performance Additives.  Operating income decreased $9.0 million over the prior year period primarily from higher raw material costs of $9.3 million, particularly copper costs in the Timber Treatment Chemicals business which have been significantly higher, increased depreciation and amortization costs of $3.9 million primarily related to the acquisition of the Süd-Chemie businesses on December 30, 2005 and higher energy costs of $1.2 million.  Lower volumes in Europe in our Color Pigments and Services business and lower volumes of ACQ products in our Timber Treatment Chemicals business also had a negative impact on results.  The above decreases in operating income were partially offset by increased sales in other businesses and decreased restructuring costs of $1.2 million.

Titanium Dioxide Pigments.  Operating income for our Titanium Dioxide Pigments segment increased $1.0 million versus the prior year period primarily due to cost reductions, higher selling prices from our functional additives products and the positive impact of currency changes of $0.5 million. This increase was partially offset by higher energy costs of $3.0 million for natural gas and electricity, higher raw material costs of $1.3 million and higher depreciation and amortization costs of $0.7 million.

Advanced Ceramics.  Operating income for our Advanced Ceramics segment increased $0.2 million from the prior year period.  The positive impact of currency changes of $0.8 million, productivity improvements and increased sales volumes of mechanical and electronic applications were partially offset by selling price declines of $1.5 million primarily in Piezo and electronic applications, higher depreciation and amortization costs of $0.9 million, lower volumes of medical products and higher energy costs of $0.7 million.

Groupe Novasep.  Operating income increased $2.9 million over the prior year period primarily due to losses incurred in the third quarter of 2005 related to capacity utilization issues at the Rohner plant, which was sold in March 2006.

Specialty Compounds.  Operating income increased $0.8 million over the prior year period primarily due to the impact of higher selling prices of $3.5 million and a favorable product mix. This increase was partially offset by lower sales volumes, higher PVC resin and AOM raw material costs of $2.7 million, increased systems/organization establishment expenses of $0.3 million and higher depreciation and amortization expenses of $0.5 million.

Electronics.  Operating income increased $2.3 million primarily due to increased sales volumes in our Electronic Chemicals business in all regions on sales to the printed circuit board and semiconductor markets and lower depreciation and amortization costs of $0.5 million.  In addition, operating income benefited from previously announced restructurings in the Wafer Reclaim business.  This increase was partially offset by increased raw material costs of $0.9 million.

Corporate.   Operating loss at Corporate decreased $5.0 million primarily due to the management agreement termination fee of $10.0 million incurred in the third quarter of 2005.  This decrease was partially offset by higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Other income (expenses)

Interest expense, net.  Interest expense, net, increased $5.4 million in the third quarter of 2006 compared to the same period in 2005. The third quarter of 2006 and 2005 included losses of $9.1 million and gains of $6.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.5 million and $2.7 million, respectively, of amortization expense related to deferred financing costs.  Cash interest expense in the third quarter of 2006 and 2005 was $49.2 million and $59.1 million, respectively.  The decrease in cash interest expense of $9.9 million was primarily due to lower interest expense related to debt repaid with IPO proceeds.

Loss on early extinguishment of debt.  In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Foreign exchange gain, net.  In the third quarter of 2006, we had foreign exchange gains of $4.8 million compared to foreign exchange gains of $2.1 million recorded in the third quarter of 2005.

Provision for income taxes

The effective income tax rate for the third quarter of 2006 was 40.8% which is primarily a function of foreign and domestic earnings and their impact on the effective rate.  An income tax provision of $12.4 million was recorded in the third quarter of 2006 on pre-tax income of $30.4 million. The worldwide valuation allowance increased by $3.2 million in the third quarter of 2006.  The increase was primarily due to an increase of $5.1 million in deferred tax assets associated with the Company’s losses in the U.S. partially offset by a reduction of $1.9 million in other comprehensive income.  The $5.1 million increase in the valuation allowance impacted the effective tax rate.  We recorded an income tax provision of $10.8 million in the third quarter of 2005 on a pre-tax loss of $3.1 million. Included in the tax provision in the third quarter of 2005 was the recording of a valuation allowance of $8.3 million on deferred tax assets for U.S. net operating loss carry-forwards. In accordance with our accounting policy as described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” we recorded a full valuation allowance on the net deferred tax assets in the U.S.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net income and net loss in the three months ended September 30, 2006 and 2005, respectively.  Minority interest for the three months ended September 30, 2006 includes minority interest income of approximately $3.3 million ($5.5 million before taxes) related to the settlement of a guarantee associated with the Rohner sale (See Note 13, “Sale of Rohner AG,” for further detail).

Net income (loss)

Net income for the third quarter of 2006 was $21.4 million as compared to a net loss of $13.3 million for the third quarter of 2005 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $8.2 million over the prior year period due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $1.0 million. This increase was partially offset by higher raw material costs of $5.2 million related to zinc and phosphoric acid cost increases.

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $5.6 million over the prior year period primarily from higher raw material costs of $9.3 million, particularly from continued higher copper costs in the Timber Treatment Chemicals business and higher energy costs of $1.2 million. Lower European volumes in our Color Pigments and Services business and lower volumes of ACQ products in our Timber Treatment Chemicals business had a negative impact on results.  The above decreases were partially offset by increased sales in other businesses.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $1.7 million over the prior year period primarily due to cost reductions and higher selling prices from our functional additives products and the positive impact of currency changes of $1.1 million.  This increase was partially offset by higher raw material costs of $1.3 million as well as higher energy costs of $3.0 million for natural gas and electricity.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $1.3 million over the prior year period primarily due to the positive impact of currency changes of $1.1 million.  Productivity improvements and increased sales volumes of mechanical and electronic applications were partially offset by selling price declines of $1.5 million primarily in Piezo and electronic applications, lower volumes of medical products and higher energy costs of $0.7 million.

Groupe Novasep.   Adjusted EBITDA for our Groupe Novasep segment increased $1.6 million over the prior year period primarily due to losses incurred in the third quarter of 2005 related to capacity utilization issues at the Rohner plant, which was sold in March 2006. Favorable currency changes of $0.5 million had a positive impact on Adjusted EBITDA.

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $1.6 million over the prior year period primarily due to the impact of higher selling prices of $3.5 million and a favorable product mix, partially offset by higher PVC resin and AOM raw material costs of $2.7 million. This increase was partially offset by lower sales volumes.

Electronics.   Adjusted EBITDA for our Electronics segment increased $1.9 million primarily due to increased sales volumes in our Electronic Chemicals business in all regions on sales to the printed circuit board and semiconductor markets.  In addition, Adjusted EBITDA benefited from previously announced restructurings in the Wafer Reclaim business.  This increase was partially offset by increased raw material costs of $0.9 million.

Corporate.   Adjusted EBITDA loss at Corporate increased $3.1 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Overview

Net sales increased $136.6 million in the first nine months of 2006 compared with the same period in the prior year as a result of general strong demand, higher selling prices and the favorable impact of the acquisition of the Süd-Chemie businesses on December 30, 2005. This increase was partially offset by the negative impact of currency changes ($26.0 million) primarily due to the weakening of the euro against the U.S. dollar for the nine month period ended September 30, 2006 compared to the same period in 2005. See further discussion by segment below.

Operating income increased $31.3 million in the first nine months of 2006 compared with the same period in the prior year primarily in the Specialty Chemicals, Groupe Novasep and Electronics segments on higher sales and the management services agreement termination fee of $10.0 million recorded in the third quarter of 2005. This increase was partially offset by higher raw material and energy costs.

Adjusted EBITDA increased $28.8 million in the first nine months of 2006 compared with the same period in the prior year primarily due to the impact of the sales increases noted above, partially offset by higher raw material and energy costs and the negative impact of currency changes ($5.3 million).

Net income decreased $15.1 million in the first nine months of 2006 compared with the same period in the prior year primarily due to a decrease in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt and higher raw material and energy costs. This was partially offset by increased net sales and the favorable tax treatment on the Rohner AG sale. In October 2005, we designated the majority of our euro-denominated debt as a net investment hedge whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for as long as the hedge remains effective.  Net income for the nine months ended September 30, 2005 also included the loss on early extinguishment of debt and the management services agreement termination fee of $26.6 million and $10.0 million, respectively.

Net sales

Specialty Chemicals.  Net sales for our Specialty Chemicals segment increased $43.3 million over the prior year period, primarily on higher volumes and selling prices ($7.9 million) in the Surface Treatment business and higher selling prices ($14.0 million) in the Fine Chemicals business. Net sales in the Surface Treatment business were favorably impacted by growth in all markets, particularly in general industrial and steel applications. In the Fine Chemicals business, strong demand for lithium applications, particularly sales of butyllithium, specialty products to the pharmaceutical industry and lithium battery products, continued to have a favorable impact on sales. Unfavorable weather conditions at our lithium ponds in Chile in early 2006 had a negative impact on sales.  The increase in sales was partially offset by the negative impact of currency changes of $9.0 million.

Performance Additives.  Net sales for our Performance Additives segment increased $67.4 million over the prior year period primarily due to higher volumes and selling prices, partially offset by the negative impact of currency changes of $2.1 million. Volumes were up primarily in the Clay-based Additives and Water Treatment Chemicals businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased coatings and inks and oilfield sales. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products and surface water products.  Higher selling prices of $14.1 million were reported in all businesses, particularly the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs.  Lower volumes in Europe in our Color Pigments and Services business and lower volumes of ACQ products in our Timber Treatment Chemicals business had a negative impact on sales year over year.

Titanium Dioxide Pigments.  Net sales for our Titanium Dioxide Pigments segment increased $10.1 million over the prior year period. The increase was primarily due to increased volumes and higher selling prices of our titanium dioxide products in anatase grade, increased selling prices of our titanium dioxide products in rutile grade, as well as volume and price increases in our functional additives products. The increase in sales was partially offset by the negative impact of currency changes of $5.6 million.

Advanced Ceramics.  Net sales for our Advanced Ceramics segment increased $2.7 million over the prior year period. The increase was due to increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications.  This increase was partially offset by lower volumes of medical products and selling price declines of $3.8 million primarily in Piezo and electronic applications and the negative impact of currency changes of $3.5 million.

Groupe Novasep.  Net sales for our Groupe Novasep segment decreased $19.9 million over the prior year period primarily due to the sale of Rohner AG in March 2006 and the negative impact of currency changes of $4.8 million.

Specialty Compounds.  Net sales for our Specialty Compounds segment increased $13.6 million over the prior year period primarily due to the impact of higher selling prices of $11.8 million to offset higher raw material costs and a favorable product mix, partially offset by lower sales volumes. Lower volumes of wire and cable, automotive and footwear products were partially offset by stronger sales volumes of our medical applications products.

Electronics.  Net sales for our Electronics segment increased $19.4 million over the prior year period primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. This increase was partially offset by lower volumes in the Wafer Reclaim business primarily due to the closure of our U.K. facility in January 2006 and the closure of one of our U.S. facilities in March 2006 and the negative impact of currency changes of $1.2 million.

Gross profit

Gross profit increased $43.8 million over the prior year period primarily due to the sales increases noted above. This was partially offset by raw material cost increases, particularly from the impact of record high copper costs in our Timber Treatment Chemicals business in the Performance Additives segment, higher zinc and slag costs in the Titanium Dioxide segment, PVC resin and AOM cost increases in the Specialty Compounds segment and higher zinc and phosphoric acid costs in the Specialty Chemicals segment. In addition, higher energy costs and the impact of currency changes ($8.6  million) partially offset the increase in gross profit.

Gross profit as a percentage of net sales was 30.7% in the first nine months of 2006 versus 30.6% in the first nine months of 2005 due to the reasons noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $27.3 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation. In addition, higher SG&A costs in a number of our segments were related to increased sales volumes. The impact of currency changes decreased SG&A by $5.3 million over the prior year. SG&A expenses as a percentage of net sales were 19.2% in the first nine months of 2006 as compared to 19.1% for the first nine months of 2005.

Restructuring charge, net

We recorded $3.9 million of restructuring charges in the first nine months of 2006 for miscellaneous restructuring actions in the Electronics, Performance Additives, Specialty Chemicals and Advanced Ceramics segments for miscellaneous headcount reductions and facility closures. We recorded $8.7 million of restructuring charges in the first nine months of 2005 for miscellaneous restructuring actions in the Performance Additives segment for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business, in the Specialty Chemicals segment for miscellaneous headcount reductions and in the Electronics segment relating to the wafer reclaim restructuring (See Note 14, “Restructuring Liability,” for further detail). In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in the second quarter of 2005 related to the restructuring of the Wafer Reclaim business in our Electronics segment.

Management Services Agreement Termination Fee

In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Operating income

Specialty Chemicals.  Operating income for our Specialty Chemicals segment increased $16.7 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and lower restructuring costs of $0.5 million. This increase was partially offset by higher selling, general and administrative expenses of $8.2 million primarily related to the increased sales volumes, higher raw material costs of $7.9 million primarily related to zinc and phosphoric acid, higher energy costs of $1.2 million and the negative impact of currency changes of $1.6 million.  In addition, operating earnings in 2005 benefited from a receipt of $1.9 million related to a customer contract termination.

Performance Additives.  Operating income decreased $15.5 million over the prior year period primarily from higher raw material costs of $27.0 million, particularly copper costs in the Timber Treatment Chemicals business that have been at record highs and higher energy costs of $5.6 million.  Lower European construction volumes in our Color Pigments and Services business, lower volumes of ACQ products in our Timber Treatment Chemicals business and higher depreciation and amortization costs of $7.5 million primarily related to the acquisition of the Süd-Chemie businesses on December 30, 2005 also had an unfavorable impact on operating income. The above decreases in operating income were partially offset by increased sales and lower restructuring costs of $3.6 million.

Titanium Dioxide Pigments.  Operating income for our Titanium Dioxide Pigments segment increased $1.1 million over the prior year period due to increased volumes and higher selling prices of our titanium dioxide products in anatase grade, increased selling prices of our titanium dioxide products in rutile grade, as well as volume and price increases in our functional additives products.  This increase was partially offset by increased energy costs of $6.9 million for natural gas and electricity, higher raw material costs of $5.8 million related to cost increases for zinc and slag as well as the negative impact of currency changes of $0.6 million.

Advanced Ceramics.  Operating income for our Advanced Ceramics segment increased $1.4 million over the prior year period primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications.  This increase was partially offset by lower volumes of medical products and selling price declines of $3.8 million primarily in Piezo and electronic applications, higher energy costs of $2.0 million, increased depreciation and amortization costs of $2.5 million and the negative impact of currency changes of $0.6 million.

Groupe Novasep.  Operating income increased $20.5 million over the prior year period primarily due to losses incurred in the first nine months of 2005 related to capacity utilization issues at the Rohner plant, which was sold in March 2006. Lower depreciation and amortization costs of $2.8 million had a positive impact on operating income.  This increase was partially offset by the pre-tax loss of $12.1 million related to the sale of Rohner AG in March 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

Specialty Compounds.  Operating income increased $0.6 million primarily due to the impact of higher selling prices of $11.8 million to offset higher raw material costs and a favorable product mix.  This increase was partially offset by higher PVC resin and AOM raw material costs of $9.5 million, increased depreciation and amortization costs of $1.9 million, higher energy costs of $0.8 million and lower sales volumes.

Electronics.  Operating income increased $8.6 million over the prior year period primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. Lower restructuring costs of $1.0 million also had a favorable impact on operating income. This increase was partially offset by increased selling, general and administrative expenses of $2.1 million related to increased volumes.

Corporate.   Operating loss at Corporate decreased $2.1 million primarily due to the management termination agreement termination fee of $10.0 million incurred in the third quarter of 2005.  This decrease was partially offset by higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Other income (expenses)

Interest expense, net.  Interest expense, net, decreased $29.9 million in the first nine months of 2006 compared to the same period in 2005. The first nine months of 2006 and 2005 included gains of $6.4 million and $12.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $7.2 million and $8.3 million, respectively, of amortization expense related to deferred financing costs.  The remaining change of $35.0 million was primarily due to lower interest expense related to debt repaid with IPO proceeds.

Loss on early extinguishment of debt.  In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Foreign exchange gain, net.  In the first nine months of 2006, we had foreign exchange gains of $7.7 million compared to foreign exchange gains of $116.1 million recorded in the first nine months of 2005. In the nine months ended September 30, 2005, foreign exchange gains were recorded reflecting the non-cash currency impact on our euro-denominated debt on our U.S. and U.K. subsidiaries balance sheets due to the weaker euro at September 30, 2005 versus December 31, 2004. On October 1, 2005, we designated the majority of this debt as a net investment hedge (the euro-denominated debt that is recorded on our U.S. subsidiaries’ balance sheet of €684.3 million or $867.3 million using the September 30, 2006 exchange rate of €1.00 = $1.2674). As a result, foreign currency gains and losses resulting from changes in the U.S. dollar to the euro are now recorded in accumulated other comprehensive income within stockholders’ equity and are not reported in the statement of operations for as long as the hedge remains effective. We also have €161.9 million (or $205.2 million using the September 30, 2006 exchange rate of €1.00 = $1.2674) of euro-denominated debt on our U.K. subsidiaries’ balance sheet at September 30, 2006 that is not designated as a net investment hedge.

Loss on sale of business.  In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million for the nine months ended September 30, 2006 (see Note 13, “Sale of Rohner AG,” for further detail).

Other, net.  For the nine months ended September 30, 2006, we recorded $2.7 million of income primarily related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment ($1.6 million) and gains related to asset sales ($0.7 million).

Provision for income taxes

The effective income tax rate for the first nine months of 2006 and 2005 was 25.8% and 32.1%, respectively. The 2006 rate included a tax benefit of $21.8 million related to the favorable tax treatment on the sale of Rohner AG. The effective tax rate in the first nine months of 2005 was favorably impacted by the reversal of $20.3 million of valuation allowances related to U.S. federal income generated.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net income and net loss in the nine months ended September 30, 2006 and 2005, respectively.  Minority interest for the nine months ended September 30, 2006 includes minority interest income of approximately $3.3 million ($5.5 million before taxes) related to the settlement of a guarantee associated with Rohner (See Note 13, “Sale of Rohner AG,” for further detail).

Net income

Net income for the first nine months of 2006 was $98.5 million as compared to net income of $113.6 million for the first nine months of 2005 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $17.9 million over the prior year period primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses. This increase was partially offset by higher selling, general and administrative expenses of $8.2 million primarily related to the increased sales volumes, higher raw material costs of $7.9 million primarily related to zinc and phosphoric acid, higher energy costs of $1.2 million and the negative impact of currency changes of $2.0 million.  In addition, operating earnings in 2005 benefited from a receipt of $1.9 million related to a customer contract termination.

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $10.9 million over the prior year period primarily from higher raw material costs of $27.0 million, particularly copper costs in the Timber Treatment Chemicals business that have been at record highs and higher energy costs of $5.6 million.  Lower construction volumes in our Color Pigments and Services business in Europe and lower volumes of ACQ products in our Timber Treatment Chemicals business also had an unfavorable impact on results. The decrease in Adjusted EBITDA was partially offset by increased sales.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $1.4 million over the prior year period due to increased volumes and higher selling prices of our titanium dioxide products in anatase grade, increased selling prices of our titanium dioxide products in rutile grade, as well as volume and price increases in our functional additives products.  This increase was partially offset by increased energy costs of $6.9 million for natural gas and electricity, higher raw material costs of $5.8 million related to cost increases for zinc and slag and the negative impact of currency changes of $0.9 million.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $5.0 million over the prior year period primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications.  This increase was partially offset by lower volumes of medical products and selling price declines of $3.8 million primarily in Piezo and electronic applications, higher energy costs of $2.0 million and the negative impact of currency changes of $0.9 million.

Groupe Novasep.   Adjusted EBITDA for our Groupe Novasep segment increased $14.3 million over the prior year period primarily due to losses in the first nine months of 2005 related to capacity utilization issues at the Rohner plant.  This increase was partially offset by the impact of currency changes ($1.0 million).

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $2.8 million due to the impact of higher selling prices of $11.8 million to offset higher raw material costs and a favorable product mix. This increase was partially offset by higher PVC resin and AOM raw material costs of $9.5 million, higher energy costs of $0.8 million and lower sales volumes.

Electronics.   Adjusted EBITDA for our Electronics segment increased $7.4 million primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets.  This increase was partially offset by increased selling, general and administrative expenses of $2.1 million related to increased volumes.

Corporate.   Adjusted EBITDA loss at Corporate increased $9.1 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Net income (loss)	$21.4	$(13.3)	$98.5	$113.6
Income tax provision	12.4	10.8	34.5	52.5
Minority interest	(3.4)	(0.6)	0.8	(2.3)
Income (loss) before taxes and minority interest	30.4	(3.1)	133.8	163.8
Interest expense, net (a)	60.8	55.4	147.7	177.6
Depreciation and amortization	56.1	49.5	165.2	154.7
Restructuring and related charges (b)	1.7	2.9	3.9	9.2
CCA litigation defense costs	0.3	(0.1)	0.8	1.4
Systems/organization establishment expenses	3.2	1.4	7.3	3.3
Cancelled acquisition and disposal costs	0.4	—	1.3	0.6
Inventory write-up reversal	—	—	0.9	3.1
Management services agreement termination fee (c)	—	10.0	—	10.0
Loss on early extinguishment of debt (c)	—	26.6	—	26.6
Gains related to asset sales	—	—	(0.7)	—
Loss on sale of business	—	—	12.1	—
Foreign exchange gain, net	(4.8)	(2.1)	(7.7)	(116.1)
Other	(0.5)	(0.5)	(2.1)	(0.5)
Total Adjusted EBITDA	$147.6	$140.0	$462.5	$433.7

(a)     Includes losses of $9.1 million and gains of $6.4 million for the three months ended September 30, 2006 and 2005, respectively, and gains of $6.4 million and $12.6 million for the nine months ended September 30, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)     Includes inventory writedowns of $0.5 million recorded in cost of products sold in the nine months ended September 30, 2005.

(c)     In connection with the IPO in August 2005, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was incurred in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at September 30, 2006 exchange rates.

Operating Activities.   Net cash provided by operating activities was $246.7 million and $198.9 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash from operating activities increased in 2006 primarily from lower interest expense and higher Adjusted EBITDA.

Investing Activities.   Net cash used in investing activities was $155.8 million and $155.2 million for the nine months ended September 30, 2006 and 2005, respectively. Investing activities for the nine months ended September 30, 2006 and 2005 primarily was comprised of capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2006 was higher primarily due to an acquisition in the Advanced Ceramics segment in the second quarter of 2006. This was partially offset by post closing purchase price consideration paid in the nine months ended September 30, 2005 related to the Dynamit Nobel Acquisition.

Financing Activities.   Net cash used in financing activities was $120.7 million and $20.3 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in financing activities for the nine months ended September 30, 2006 and 2005 primarily represented scheduled payments of long-term debt.   Financing activities for the nine months ended September 30, 2005 included proceeds received from the IPO and the subsequent issuance of common stock, and the repayment of long-term debt and redeemable convertible preferred stock.

Liquidity

On August 22, 2005, we completed an IPO of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. As a result, we received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). For the three and nine months ended September 30, 2005, interest expense on the debt paid off with IPO proceeds was $9.3 million and $33.2 million, respectively.  Pre-tax charges related to the write-off of deferred financing costs associated with debt repaid with IPO proceeds were approximately $13.4 million.  This amount is reported in “loss on early extinguishment of debt” in the Condensed Consolidated Statement of Operations.

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

As of September 30, 2006, we had actual total indebtedness of $2,814.9 million.

Senior secured credit facilities.  The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €35.2 million (or approximately $44.6 million at September 30, 2006) and tranche A-2 term loans in an aggregate principal amount of €153.4 million (or approximately $194.4 million at September 30, 2006), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                  tranche E term loans in an aggregate principal amount of $1,127.8 million at September 30, 2006, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.00% or (ii) ABR plus 0.75%;

•                  tranche F term loans in an aggregate principal amount of €270.7 million (or approximately $343.1 million at September 30, 2006) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 2.75%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of September 30, 2006, we had no borrowings outstanding under this facility and had outstanding letters of credit of $25.9 million that reduced our availability under the credit facility. As of November 10, 2006, we had €15.0 million ($19.3 million using the November 10, 2006 exchange rate of €1.00 = $1.2841) outstanding under this facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on September 30, 2006 of €1.00=$1.2674. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test.

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

2011 Notes and 2014 Notes.   The Company’s 2011 Notes had an aggregate principal amount of $273.4 million at September 30, 2006, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($475.3 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. In connection with the IPO, $101.6 million, or 27%, of the 2011 Notes were redeemed. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of Euro notes and 7.500% in the case of U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the Company’s senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

•                  a maximum total leverage ratio: for the twelve-month period ended September 30, 2006, net debt to Adjusted EBITDA must be less than 6.00 to 1; for such period, our ratio equaled 4.53 to 1; and

•                  a minimum interest coverage ratio: for the twelve-month period ended September 30, 2006, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.75 to 1; for such period, our ratio equaled 3.11 to 1.

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

The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four fiscal quarter period ending September 30, 2006, the fixed charge coverage ratio equaled 3.11 to 1. These covenants are material terms of the indentures governing the 2011 Notes and 2014 Notes.

We were in compliance with all of the above covenants as of September 30, 2006 and December 31, 2005.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Nine months ended September 30,
($ in millions)	2006	2005
Net cash provided by operating activities	$246.7	$198.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	33.2	16.7
Current portion of income tax provision	24.2	34.0
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	146.9	157.8
Restructuring and related charges	3.9	9.2
CCA litigation defense costs	0.8	1.4
Systems/organization establishment expenses	7.3	3.3
Cancelled acquisition and disposal costs	1.3	0.6
Inventory write-up reversal	0.9	3.1
Management services agreement termination fee	—	10.0
Bad debt provision	(0.6)	(0.8)
Other	(2.1)	(0.5)
Total Adjusted EBITDA	$462.5	$433.7

Assumed debt.   Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under nine euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €21.6 million ($27.4 million) as of September 30, 2006. These term loans mature between 2008 and 2019 and bear annual interest rates ranging between 1.00% and 5.47% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under three term loan facilities denominated in other foreign currencies, including Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $2.9 million as of September 30, 2006 ($33.9 million of these term loans were paid in January 2006). These term loans mature in 2008 and bear annual interest rates ranging between 2.50% and 5.50%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt totaling €8.7 million ($11.0 million) and $7.2 million ($18.2 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is additional indebtedness at the Groupe Novasep subsidiary level totaling €4.6 million ($5.8 million) maturing in 2010 and interest rates of EURIBOR plus 1.25%. The remaining amount of assumed debt at the Groupe Novasep level of €15.0 million ($19.1 million) consists of capital leases with maturity dates ranging from 2006 to 2013.

“Assumed debt” includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2005 Form 10-K. There have been no significant changes to these contractual obligations as of September 30, 2006.

Capital Expenditures

Rockwood’s capital expenditures in 2005 and the first nine months of 2006 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Advanced Ceramics, Specialty Chemicals, Titanium Dioxide Pigments and Groupe Novasep segments. Capital expenditures in our Advanced Ceramics segment primarily related to expanding our medical products production facility. In our Specialty Chemicals segment, we made a significant investment in connection with Lithium production. Capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment.

For the nine months ended September 30, 2006 and 2005, our capital expenditures on a cash basis were $146.4 million and $139.3 million, respectively. Capital expenditures for each of our reporting segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate	Consolidated
Nine months ended September 30, 2006	$34.3	$19.6	$24.5	$23.4	$27.2	$4.1	$5.0	$8.3	$146.4
Nine months ended September 30, 2005	24.7	16.5	24.5	36.2	25.1	3.0	3.0	6.3	139.3

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

Foreign currency related transactions

As of September 30, 2006, $1,181.2 million of the debt outstanding is denominated in euros, excluding the impact of the cross-currency swaps that convert U.S. dollar fixed-rate debt into euro fixed-rate debt.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2005 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2006.

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

A discussion and analysis of the Company’s market risk is included in the Company’s 2005 Form 10-K. There have been no significant changes to these market risks as of September 30, 2006.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006.

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

As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and as part of the preparation of the Quarterly Report on Form 10-Q for the three months ended March 31, 2006, the Company determined that its condensed consolidated statement of cash flows included in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated. The restatement, which has been made in this Quarterly Report on Form 10-Q, was due to a classification error in the statement of cash flows regarding the treatment of acquisition costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should be reported within cash flows from investing activities when paid. The Company was reporting capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, was reporting capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should be disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. We also revised the reconciliation of net cash provided by operating activities to Adjusted EBITDA and the disclosures in the “Liquidity and Capital Resources” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to cash flows from operating and investing activities for these periods.

This restatement was a result of a material weakness in internal control over financial reporting as the control over the proper classification of acquisition costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities did not operate effectively during 2005. Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we enacted additional procedures in the preparation and review of the consolidated statement of cash flows to properly capture this information. We believe that as of March 31, 2006 we had remediated this weakness.

We have implemented a new consolidation software system in the third quarter of 2006 to further improve the timeliness and accuracy of the consolidation process.  Among other things, this new system significantly minimizes the amount of financial information being gathered outside the consolidation software system and significantly decreases the amount of manual calculations being performed.  There have been no other significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are currently performing the system and process evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. The requirements of Section 404 will initially apply to us in connection with our annual report on Form 10-K for the year ended December 31, 2006. In connection with our preliminary evaluation, we have identified other areas of internal controls that we have improved or are currently improving, such as our income tax accounting function, internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses.

The Company’s global tax department has been established and staffed at our corporate headquarters and the tax software system that we implemented has significantly strengthened the income tax accounting function.  During 2006, we have continued to implement and train our accounting personnel worldwide in our new income tax accounting software system. Additionally, we have continued to improve the design, documentation and implementation of our controls to ensure that our employees enhance their understanding and knowledge of the significant applicable tax matters which affect the Company in an effort to further strengthen the financial reporting process related to income taxes.

We are currently performing the testing necessary to permit the management certification and auditor attestation required to comply with Section 404 in 2006. As we complete the evaluation and testing required by Section 404, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future.

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

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2005 Form 10-K.  There have been no significant changes to these risk factors as of September 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

As discussed in Note 16, “Restatement,” the condensed consolidated statement of cash flows for the nine months ended September 30, 2005 was restated as a result of a classification error in the treatment of acquisition costs of property, plant and equipment.  The effects of this matter on the consolidated financial statements as of and for the year ended December 31, 2005 are not material.

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
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: November 14, 2006

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: November 14, 2006