Form 10-K
period 2006-12-31
Rockwood Holdings, Inc.
filed 2007-03-16
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes  ☐ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 was $826,162,522

As of March 9, 2007, there were 73,786,132 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by April 30, 2007.

TABLE OF CONTENTS

FORM 10-K

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

General

Rockwood is a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood was incorporated in Delaware in September 2000 in connection with an acquisition of certain specialty chemical businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty compounds, iron oxide pigments, timber treatment chemicals, clay-based additives, pool and spa chemicals, and electronic chemicals used in the semiconductor and printed circuit board industries.

On July 31, 2004, we acquired the specialty chemicals and advanced materials businesses of Dynamit Nobel which focused on titanium dioxide pigments, surface treatment and lithium chemicals, advanced ceramics and custom synthesis. Through this acquisition, we have created a further diversified portfolio of distinct specialty chemicals and advanced materials businesses, combining two companies with similar service-driven cultures focused on high margins; expertise in inorganic chemistry; stable profitability; growth platforms; and proven management teams. In addition, we believe the Dynamit Nobel Acquisition bolstered our leading competitive positions by enhancing our ability to develop innovative products and solutions for our customers, expanding our technological knowledge and further reducing our exposure to any particular raw material or end-use market.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including construction, life sciences (including pharmaceutical and medical markets), electronics and telecommunications, metal treatment and general industrial and consumer products markets. No single end-use market accounted for more than 16% of our 2006 net sales.

We have a number of growth businesses, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues. Our high margins, strong cash flow generation, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in 88 manufacturing facilities in 25 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2006 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information,” in the accompanying consolidated financial statements for further details.

On August 22, 2005, we completed an initial public offering (“IPO”) of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. Net proceeds of approximately $435.7 million were primarily used to reduce indebtedness.

On January 9, 2007, we completed the sale of our Groupe Novasep subsidiary that was one of our reportable segments, which included the former Dynamit Nobel custom synthesis business. As a result, our consolidated financial statements have been reclassified to reflect the former Groupe Novasep segment as a discontinued operation for all periods presented. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further details.

We operate our business through the following six business segments: (1) Specialty Chemicals; (2) Performance Additives;

(3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Specialty Compounds; and (6) Electronics. The following table sets forth for each of our six segments net sales of such segment, and the percentage of our net sales for the year ended December 31, 2006, as well as our principal products and our principal end-use markets. For financial information about each segment, see Note 4, “Segment Information.”

	2006 Net Sales		Principal Products	Principal End-Use Markets
Segment	$ in	% of
	Millions	Total
Specialty Chemicals	$918.3	31%	• Lithium compounds and	• Automotive— Pre-coating
			chemicals	metal treatment and car body
			• Metal surface treatment	pre-treatment
			chemicals including corrosion	• Steel and metal working
			protection/prevention oils	• Life sciences (pharmaceutical
			• Synthetic metal sulfides	synthesis and polymers)
			• Maintenance chemicals	• Polymerization initiators for
elastomers
• Aerospace
• Mobile batteries
• Disc brakes
• Aircraft industry

Performance Additives	$766.3	26%	• Iron oxide pigments	• Residential and commercial

			• Wood protection products	construction, coatings and
plastics
			• Inorganic chemicals	• Coatings
			• Synthetic and organic	• Personal care, paper
			thickeners	manufacturing, foundries
			• Branded specialty pool, spa	• Pool products distributors,
			performance chemicals,	private and public lakes,
			algaecides and aquatic	ponds and reservoirs
herbicides

Titanium Dioxide Pigments	$441.1	15%	• Titanium dioxide pigments	• Synthetic fibers for clothing
			• Barium compounds	• Plastics
			• Zinc compounds	• Paper
			• Flocculants	• Paints and coatings
• Pharmaceutical contrast media
• Water treatment

Advanced Ceramics	$389.6	13%	• Ceramic-on-ceramic ball head	• Medical (hip replacement
			and liner components used in	surgery)
			hip joint prostheses systems	• Mechanical systems
			• Ceramic tapes	• Electronics
• Cutting tools
• Other ceramic components

Specialty Compounds	$251.0	8%	• High specification compounds	• Voice and data transmission
			such as PVC and TPE	cables, food and beverage
packaging, medical
applications, footwear and automotive

Electronics	$208.9	7%	• High purity chemicals and	• Semi-conductors and printed
			printed circuit board	circuit board manufacturing
chemicals
• Photo-imaging masks
• Recycling and repair service

	$2,975.2	100%

Our Competitive Strengths

Leading Market Positions. We believe we hold leading market positions within many of our businesses. For example, we believe that based on our 2006 net sales, we have leading market positions for the following products in our segments:

Operating Segment	Products	Market Positions
Specialty Chemicals	• Lithium compounds and chemicals	#1 globally
	• Metal surface treatment chemicals and related services	A leading global producer

Performance Additives	• Synthetic iron oxide pigments	One of top 3 globally
	• Wood protection products	One of top 3 globally

Titanium Dioxide Pigments	• Anatase titanium dioxide pigment for the	A leading global producer
synthetic fiber manufacturing industry
	• Zinc- and barium-based pigments	A leading global producer

Advanced Ceramics	• Ceramic-on-ceramic ball head and liner	#1 globally
components used in hip joint prostheses systems
	• Ceramics cutting tools	#1 in Europe

Specialty Compounds	• Value-added thermoplastics compounds for use in	#1 in North America
high-end data and video communication wire and
cable

Specialty businesses in niche markets with significant barriers to entry.   We believe that nearly all of our businesses operate in niche markets protected by significant barriers to entry. We believe that many of our customers would experience significant disruption and costs if they were to switch to another supplier because of the following:

•                  Customized products and solutions. We develop and manufacture products that meet specific customers’ performance requirements. For example, our Performance Additives segment provides specialized pigments and color formulations to specific customers by producing synthetic iron oxide pigments in a wide range of colors, grades and physical forms to serve the construction, paints and coatings and specialty applications markets. Our Specialty Chemicals segment provides lithium compounds that are tailored to specific customer applications, including lithium batteries, pharmaceuticals and high performance greases.

•                  Technological know-how and expertise. We use our technological know-how to improve and develop innovative products to meet our customers’ specific requirements and needs. For example, our Performance Additives segment developed a proprietary chemical formulation known as Clearwood that acts as a fungicide, insecticide and water repellant to improve the performance of wood windows and doors. In addition, in our Advanced Ceramics segment, we produce ceramic-on-ceramic ball head and liner components used in FDA-approved hip prostheses systems medical devices in the United States and are expanding our focus to additional applications including knee joint and intervertebral disc replacements.

•                  Significant switching costs. Many of our products have been pre-qualified for use by our customers. We believe that many of our customers would experience significant disruption and costs if they were to switch to another supplier. For example, in our Titanium Dioxide Pigments segment, our specialty titanium dioxide pigments represent a small portion of the production cost of our customers’ products; however, we believe that switching to a new supplier by a customer would require a significant period of production downtime.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. Of our 2006 net sales, 49% were shipments to Europe, 34% to North America (predominantly the United States) and 17% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 9% of such net sales. Our largest end-use market represented approximately 16% of such net sales.

The following chart provides a breakdown of our 2006 net sales by end-use markets:

Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including: the medical applications sector through our Specialty Compounds and Advanced Ceramics segments; and the pharmaceutical sector through our Specialty Chemicals segment.

Limited exposure to raw materials and energy prices. We have a broad raw material base consisting primarily of inorganic (nonpetrochemical) materials, most of which are readily available and whose prices follow their own individual supply and demand relationships and have historically shown little correlation to each other. Our largest and second largest raw material purchases represented approximately 1.7% and 1.5% of our 2006 net sales, respectively, while our top ten raw material purchases represented less than 10% of our 2006 net sales. Further, our exposure to energy prices is limited as energy costs accounted for approximately 3% of our 2006 net sales.

Leading technologies and strong brand names. We believe we are recognized as an innovative industry leader in many of our businesses due to our technological know-how and strong customer focus. We identify, commercialize and market new products, which we develop internally or with third parties, as well as license or otherwise acquire. We believe that a number of our products and business brands have gained strong recognition, including the following:

•                  Specialty Chemicals—Ardrox, which provides a complete range of globally recognized products specifically developed for use in aircraft maintenance programs, ranging from daily cleaning to complete aircraft overhaul;

•                  Specialty Chemicals—Our Gardo products (such as Gardoclear and Gardobond), which provide complete process solutions for all steps of the chemical treatment of metal surfaces, are often tailored for individual customers and their applications;

•                  Performance Additives—Granufin, our patented iron oxide granulated pigment, which provides significant advantages in terms of product handling, color consistency and ease of use when used with our Granumat dispensing system;

•                  Performance Additives—Preserve and Preserve Plus, our environmentally advanced ACQ timber treatment products, which we introduced as alternatives to traditional arsenic-based chemicals such as CCA;

•                  Performance Additives—Garamite, our clay-based additive, which is used in the manufacture of fiberglass composites and provides production efficiencies and enhanced performance of the end-product;

•                  Performance Additives—Cloisite, a clay mineral known as nanoclay, which is used in the production of certain plastics;

•      Titanium Dioxide Pigments—Hombitan, which is recognized as the world’s #1 anatase titanium dioxide pigment for the synthetic fiber manufacturing industry; and

•                  Advanced Ceramics—Biolox, our hip joint replacement components made of advanced ceramic materials.

Experienced and proven management team with significant equity interests. We have an experienced management team with a proven record of financial and operational excellence. Since joining us in 2001, Seifi Ghasemi, our chairman and chief executive officer, and Robert Zatta, our senior vice president and chief financial officer, together with other members of our senior management team, have been responsible for instilling a culture of ownership and introducing several initiatives that have resulted in significant improvement in our business including increased growth in net sales, development of new products, cost reductions, working capital improvements, capital expenditure reductions and improved customer relationships. The heads of our business lines have, on average, over 20 years of experience in the specialty chemicals and advanced materials industry and over ten years at their respective businesses. Members of management and certain other employees currently hold approximately 6.0% of the outstanding shares of our common stock on a fully-diluted basis.

Our Business Strategy

Building on these strengths, we plan to continue our existing strategy to grow revenue and cash flow and increase profitability as follows:

Capitalize on expected market growth opportunities. We expect our businesses to benefit from a number of growth trends, including:

•      Specialty Chemicals—increased demand for longer-life lithium-based batteries and lithium compounds in pharmaceuticals.

•                  Performance Additives—a growing trend toward the use of color in concrete paving stones and other home remodeling.

•                  Performance Additives—a growing demand for the use of organic next generation wood preservative products.

•                  Titanium Dioxide Pigments—sales of newly-introduced nano-particle titanium dioxide pigments that are used to provide ultraviolet light protection for plastics and coatings.

•                  Advanced Ceramics—a growing trend toward replacing plastics and metals with high-performance ceramics and increasing use of ceramic substrates for electronics.

Focus on our core businesses. We intend to focus on our core businesses that have leading market positions, growth opportunities and higher margins. We set aggressive performance targets for all of our businesses and will refocus or divest those activities that fail to meet our targets or do not fit our long-term strategies. For example, in early 2007 we divested our Groupe Novasep segment, which focused on the custom synthesis and production of active ingredients for pharmaceuticals and the development of purifications solutions, and the US operations of our wafer reclaim business.

Achieve profitable growth through selective acquisitions. We intend to continue to selectively pursue cash flow accretive acquisitions and strategic alliances in order to strengthen and expand our existing business lines and enter into complementary business lines. For example:

•                  In December 2005, we acquired the rheological additives and carbonless developers businesses of Süd–Chemie AG. This acquisition complements our existing business and allows us to better serve our customers with a broader product line, enhanced technical resources and increased production capability.

•                  In January 2007, we formed a joint venture with Rohm and Haas Company bringing together their wood biocide business and our wood protection business and distribution channels to take advantage of customer desire for the introduction of next generation organic wood preservatives. Our alliance expects to begin commercialization of these products in late 2007.

Although we are not subject to any agreement or binding letter of intent with respect to potential acquisitions, we are engaged in acquisition discussions with other parties

Reduce financial leverage. We intend to reduce our financial leverage. Since our initial public offering, we have reduced our debt and our debt-to-adjusted ebitda ratios. In addition, we expect to use a significant portion of the proceeds from the sale of our Groupe Novasep segment to repay indebtedness. We believe that our strong cash flow generation from organic growth opportunities within our existing markets, cost-reduction programs and productivity gains applied to our businesses and improved working capital management will further reduce our leverage ratios.

Operating Segments

The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

Specialty Chemicals (31% of 2006 net sales)

Our Specialty Chemicals segment, which we acquired in the Dynamit Nobel Acquisition, and which operates under the Chemetall brand name, develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $918.3 million and $842.0 million for the years ended December 31, 2006 and 2005, respectively. Actual net sales for the five months ended December 31, 2004 were $321.1 million and net sales were $759.6 million on a pro forma basis for the year ended December 31, 2004. See Note 4, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

Surface Treatment

We believe that our Surface Treatment business line is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metal-working industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to over 50,000 customers and operates in 29 different locations for production or research and development in over 20 countries. Surface Treatment operates in the following core end-markets: Automotive Technologies, Automotive Components, Cold Forming and Coil Coating, General Industry and Aerospace Technologies.

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

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies and expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development. In 2006, we increased our marketing efforts in Eastern Europe and Asia, especially in China. In addition, during 2006, there was further development and the market introduction of chrome-free technology in the areas of thin organic coating. We currently have a number of joint ventures across Asia, which we believe will provide us with the opportunities to further penetrate these high growth regions. The core-end markets that Surface Treatment operates in are as follows:

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

General Industry. General Industry includes the largest number of customers among the Surface Treatment businesses. The size of these customers varies between small and large. We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants. We have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years. In addition, we started to offer silane or oxsilan-based systems. The markets in general industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets.

Aerospace Technologies. We provide products and services for aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products are used for the interior and exterior cleaning of airplanes. Ardrox products provide a complete range of globally recognized products specifically developed for use in aircraft maintenance programs, ranging from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines. Aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute significantly to growth in the next few years. In 2006, we introduced further variances of low-density sealants in the market place. In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on the glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

Competition

We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2006. We believe that Henkel Surface Technologies is the global market leader, followed by us. The remaining main competitors include Nihon Parkerizing, PPG and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the individual segment and its specific customer mix. Surface Treatment’s largest customers include Daimler Chrysler AG, RNUR (Renault), Arcelor and Volkswagen AG. The composition of the customer base varies widely among product groups and industries served. Automotive Technologies business division serves approximately 20 customers, primarily global OEMs, and the Automotive Components business division serves approximately 500 small to large customers. Cold Forming and Coil Coating business division serves approximately 800 mid size to large customers and the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide. Aerospace Technologies business division serves approximately 4,200 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, special metals and metal sulfides product lines. We believe that our Fine Chemicals business line is the leading global producer of basic and specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

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

Lithium carbonate can be resold or used as a primary raw material for more specialized forms of lithium-based materials. We have developed an integrated, low cost manufacturing capability based on a range of proprietary technologies and advanced equipment, including brine processing technology and aqueous chemistry for a broad variety of lithium salts. In addition to developing and supplying lithium compounds, we provide technical service, including training of customers’ employees, for handling reactive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. Product quality is critical in the life sciences, elastomers and electronics industries. We believe that these services and our ability to handle highly reactive compounds in large quantities serve to build customer loyalty. We plan to continue to focus on the development of new products and applications. Over the last 20 years, the use of lithium products has grown substantially in a variety of applications, such as life sciences and electronics, largely as a result of innovation and product development. Currently, we are in the process of developing lithium compounds for several near- to medium term, new and potentially high growth products for applications such as fuel cells, batteries for electric vehicles or lithium-aluminum alloys.

Fine Chemicals also develops and manufactures advanced metal-based specialty chemicals along two business divisions based on its principal product groups: (1) Metal Sulfides, which develops and manufactures natural and synthetic metal sulfides used in brake pads and clutch facings and cutting and grinding wheels and (2) Special Metals, which develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various pyrotechnical applications including airbag igniters. Fine Chemicals is a major commercial producer of certain cesium compounds, which are used for X-ray image intensifiers and displays for digital X-ray technology. Fine Chemicals also sells accelerators for the rubber industry.

In our metal-based specialty chemicals business, we are well positioned in the field of metal sulfides and special metals, offering a broad range of products and fully integrated production processes, as a result of which we are a single source supplier for many of our customers. Fine Chemicals benefits from a long-standing expertise in handling, processing and developing new specialty metal products. Fluctuations in purity grades of the products can lead to significant losses in customers’ production processes. Fine Chemicals has a reputation among its customers for consistently producing highly customized, quality products. We have had strong sales growth over the past three fiscal years in our metal-based specialty chemicals business, driven by the shift towards synthetic sulfides in brake pads. Currently, we are a major supplier of synthetic metal sulfides for use in brake pads. In addition, we hold several key patents, which, we believe, gives us a competitive advantage in the fast growing synthetic metal sulfides market. In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides, and new cesium products for organic synthesis. We also continuously monitor our customers’ industries for potential new applications for our products and often achieve a sole supplier position by being the first to offer our products to potential new customers. In addition, we plan to expand our business by penetrating growth areas such as the United States and Asia.

We believe that demand for synthetic metal sulfides will increase further in the future as a result of the continuing substitution of asbestos-based friction linings, transition from naturally occurring sulfides to synthetic sulfides worldwide and the transition from drum to disk brakes in Asia and the Americas. We also believe that the market for cesium compounds will grow as a result of new applications being developed in the chemicals industry, the pharmaceutical industry, the defense industry and for the use in catalytic applications. As a result of our competitive strengths as a supplier of cesium products for established markets, we believe we are well positioned to take advantage of this market trend.

Principal Business Divisions

Lithium

Specialities/Life Sciences. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The two principal lithium products are butyllithium and lithium aluminum hydride, in which we believe we have strong market positions. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely together with research and development departments of pharmaceutical companies, especially in the European market in order to develop products and solutions tailored for the customers’ needs. In addition, broad variations of our specialities are designed to produce liquid crystals for flat screens.

Base Chemicals. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications. Our products include (1) lithium carbonate, which is used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in the rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

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

Special Metals. In this business division, we develop and manufacture a unique range of products based on special metal compounds derived from cesium, rubidium, titanium, zirconium and barium. These products are used in highly specialized, technology-driven end-applications such as X-ray diagnostic systems, airbags, television cathode ray tube and vacuum lamps and serve various endmarkets, such as chemical, pharmaceutical, metallurgical, automotive, electronics and pyrotechnical industries.

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

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, Fine Chemicals has a leading market position in its niche markets. It has a leading position in friction materials and is the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides. Most competitors only offer single product lines in this market. Key competitors include: Dow Corning Corporation, Frimeco Productions GmbH, and American Minerals, Inc., in Metal Sulfides division and Cabot Corporation and SAES Getters, S.p.A. in the Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

Customers

Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals’ customers of lithium products include Bayer CropScience, Kraton Polymers U.S. LLC, Energizer Holdings, Inc. and DSM N.V.

Performance Additives (26% of 2006 net sales)

Our Performance Additives segment consists of business lines, which develop and manufacture a range of specialty chemicals that are used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $766.3 million, $680.7 million, and $630.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Performance Additives segment.

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

An important component of Color Pigments and Services’ product innovation has been our granulated pigment, Granufin, which, when used in conjunction with our Granumat dispensing system, offers significant advantages to customers over traditional pigment systems in the coloring of manufactured concrete products, such as ease of handling and consistency in coloring. We believe that Granumat is the leading granulated pigment dispensing system worldwide and is a result of Color Pigments and Services’ research and development focus on process and delivery systems for its products. Our Chameleon dispensing system electronically controls the delivery of color pigments to customers and the supply of pigments into ready-mix concrete when used with our liquid pigment product line.

Our iron oxide pigments joint venture in China provides us with a continuing source of pigments, as well as an important platform to expand Color Pigments and Services’ commercial activities inside the Asia Pacific region. Color Pigments and Services has an agreement pursuant to which an affiliate of W.R. Grace & Co., which sells admixtures and fibers, distributes our liquid pigments and Chameleon dispensing systems to ready-mix and precast producers in the concrete industry. We believe our combined efforts will provide ready mix and precast customers with added value in the form of colored ready mix concrete.

In September 2004, we acquired the assets of the pigments and dispersions business of Johnson Matthey Plc. The pigments and dispersions business produces transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments used in the surface and wood coatings, plastics, building materials and print ink markets. In addition, during 2004 we acquired the assets of a producer of liquid pigments, which included a facility in King of Prussia, Pennsylvania.

Principal Products

Construction Color Pigments and Services. We develop and manufacture principally iron oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. We also expanded our product portfolio into the brick and decorative market segments through a prior acquisition. This also provided us with access to the packaged mortar tolling business. Color Pigments and Services’ major U.S. brand is Davis Colors and its key products include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, microgranulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers. The patent on the granulation technology used in Granufin will expire in the third quarter of 2007. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software.

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

Competition

We believe that there are a significant number of producers of iron oxide pigments across the globe at both the pigment synthesis and finishing levels with whom we compete. We believe these producers include Lanxess Corporation, Elementis plc, Cathay Pigments, Interstar, Yipin Pigments as well as other producers in Japan and China. Competition in this growing segment is based on customer service, product attributes, such as product form and quality, and price. Product quality is critical in the higher end of the business on which Color Pigments and Services focuses as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

Customers

Color Pigments and Services’ key customers include BASF Group, Oldcastle (CRH plc), Pavestone Company, The Sherwin-Williams Company, Degussa, Unilock Ltd. and Xerox Corporation, each of which has been our customer for at least ten years. Color Pigments and Services’ customer base is highly fragmented.

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

Timber Treatment Chemicals also manufactures inorganic chemicals such as nitrates and chlorides for various industrial applications, including chemicals that are added to concrete as curing accelerants and corrosion inhibitors, chemicals that are used for odor control in water treatment, galvanizing fluxes, micronutrients, pesticides, and catalysts used in the manufacture of textile resins. We believe that Timber Treatment Chemicals is a leading provider in North America of new generation alternative timber treatment chemicals, such as ACQ, which does not contain chrome, arsenic or any other chemicals classified as “hazardous” by the EPA. We developed this technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira OY. We have further developed this technology and created our own proprietary line of ACQ products under the brand names Preserve and Preserve Plus. As a result, in February 2001, we signed a licensing agreement with Osmose, Inc., another major producer of timber treatment chemicals, to license our proprietary ACQ technology to Osmose. Our ACQ technology is patent protected in the United States through May 2007.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process, by supplying timber treatment chemicals as well as treatment equipment, along with technical support.

In January 2007, our Timber Treatment Chemicals business and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. Viance is jointly-owned by us and Rohm and Haas and was formed, in part, through the contribution of our global wood protection chemicals business and the contribution by Rohm and Haas of its wood biocides business. We expect this joint venture to take advantage of consumer desire for organic wood protection products and the significant growth potential in the development and commercialization of the next generation of wood protection products. We expect this joint venture to begin commercialization of such products in late 2007. See Note 22, “Subsequent Events,” for further details.

Many of our Timber Treatment products are registered pesticides and subject to extensive regulation. In February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiary, to amend their registrations for CCA to limit use of CCA-treated lumber in most residential settings. In the culmination of that process, in March 2003, the EPA amended the registrations for CCA prohibiting CCA treatment of wood, effective December 31, 2003, for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios, walkways and boardwalks. Similar initiatives were enacted in Canada by the Pest Management Regulatory Agency, which imposed similar limitations on the use of CCA-treated wood. The EPA is currently conducting a risk assessment of CCA-treated wood and results are expected in 2007. The use of ACQ has increased following the industry-wide voluntary transition to non-arsenic chrome-based wood protection products discussed above.

Likewise, in Japan, the use of arsenic-based chemicals, such as those used in the manufacture of CCA wood protection products, is restricted through legislation limiting the levels of arsenic allowed in rainwater runoff from outdoor wood product storage areas. Due in part to the effect of this legislation, we have been able to attain a significant portion of the Japanese timber treatment chemicals market through our ACQ product line. Various types of restrictive legislation, which would further affect the ability to use arsenic-based chemicals are currently being proposed in various jurisdictions in other countries, e.g., Australia. In European Union markets, restrictions were enacted in mid-2004.

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

Competition

We believe that Timber Treatment Chemicals was one of the leading manufacturers of wood protection products in North America in 2006, along with Arch Chemicals, Inc. and Osmose, Inc. BASF Group, Kurt Obermeier GmbH & Co. KG and Rutgers AG are other competitors, particularly in Europe. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few overall competitors. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include

Georgia Pacific, Aljoma Lumber, Inc., BB&S Treated Lumber of New England, Coos Bay Lumber Company, Culpeper, Inc., Koshii Preserving Co. Ltd., Jeld-Wen, Inc., and Sunbelt Forest Products Corporation. Customers of our inorganic chemicals product line include Degussa AG, Rohm and Haas Company, Nalco Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

Clay-based Additives

Our Clay-based Additives business line is a developer and manufacturer of specialty rheology modifiers and additives. These products are used in a wide variety of applications to modify viscosity, thickness and flow characteristics, and keep solids in suspension. End products in which these additives are used include industrial and architectural coatings, oilfield drilling fluids, inks, paper-making, household care products and composites.

During the last several years, this business line has developed a number of new value-added products and applications. One of Clay-based Additives’ recently developed applications is the use of our Laponite ® synthetic clay as a retention aid in the paper-making process. In addition, we are currently developing new products, including anti-static coatings for paper and variants of Laponite ® to replace current types of thickeners in personal care products. Other products recently introduced by Clay-based Additives include Garamite ®, a cost-effective and easy-to-use thickener which provides low volatile organic content compared to traditional additives used in the manufacture of fiberglass composites; and Cloisite ®, used in the manufacture of nanocomposite plastics, which are specially engineered composite materials exhibiting superior mechanical, barrier and fire resistant properties compared to traditional plastics and which result in lighter plastic end products. In 2001, our Clay-based Additives business working with General Motors introduced the first commercial exterior automotive application of a new lightweight nanocomposite material based on Cloisite ® nanoclay on the step assist of the GMC Safari and Chevrolet AstroVan. We continue to develop additional applications for nanocomposite materials with our strategic partners.

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Süd-Chemie AG, which included the Tixogel® organoclays, Optiflo ® associative thickeners and Optigel® activated clay product lines, as well as production facilities in Moosburg, Germany and Louisville, Kentucky. We also purchased Süd-Chemie’s Copisil ® clay product line, which is used in the manufacture of carbonless paper. This acquisition complements our existing businesses and allows us to better serve our customers with a broader product line, enhanced technical resources and increased production capability. See Note 5, “Acquisitions,” for further details.

Principal Products

Coatings and Inks. We offer a comprehensive line of additives which modify the viscosity, flow and suspension properties of coatings and inks, including Claytone® for the manufacture of industrial and special purpose coatings, such as bridge, marine and maintenance paints, and architectural coatings, and Laponite® for the manufacture of automotive coatings. Our Garamite ® additives are used in the manufacture of high solids, low volatile organic content epoxy coatings for industrial applications.

Paper-Making. We serve the paper industry with a product line that includes bentonite retention aids, which are used in the paper-making process to reduce fiber losses and aid in water drainage from the sheet, and an additive, which provides fade-resistant color for carbonless copy paper. We also produce a form of Laponite® which is used in the production of clear, flexible and moisture-resistant films and coatings with conductive, anti-static and anti-sticking properties, that are used in the manufacture of specialty photographic and anti-static papers, ink jet papers and anti-static packaging.

Consumer and Household Care Products. We develop and manufacture a wide range of natural clay-based rheology modifiers, including Gelwhite® and Bentolite®, for the consumer and household care markets. In addition, Laponite® also has functional properties that improve the performance of a wide range of consumer products, such as personal care products, creams, lotions, cosmetics and hard surface household cleaning products for the kitchen and bathroom.

Oilfield. We offer a line of Claytone® organoclays, which are a type of specially treated clays, for use in diesel and synthetic oilfield drilling fluids, which help to control viscosity and flow properties. These additives also help to suspend the cuttings in the fluid, so that they can be expelled from the well efficiently. We recently introduced a Garamite® additive for use in deep well drilling that requires higher performance.

Composites. We developed the Cloisite® range of clays for the manufacture of nanocomposite plastics and composites. While the majority of our customers purchase Cloisite® for developmental products and applications, we have entered into a joint development agreement in the United States with General Motors Corporation in connection with our efforts to develop nanoclays for automotive components, such as external trim and facia. In January 2004, General Motors adopted this technology for the body side molding on the 2004 Chevrolet Impala. Cloisite clays are also being evaluated in a wide range of rubber-based formulations for industrial applications and in other plastic and composite applications. In addition, our Garamite range of clays is used in the manufacture of fiberglass composites.

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and its sales and technical support. Our direct competitors in these markets include Elementis plc, and R.T. Vanderbilt Company, Inc. We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

Customers

We supply major coatings manufacturers such as International Paint Limited, BASF Group, E.I. duPont de Nemours and Company, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Mitsubishi Hi Tec Paper; ink-makers such as Sun Chemical Corporation; and oil drilling and services companies such as M-I SWACO L.L.C. Each of these companies has been our customer for at least ten years.

Water Treatment Chemicals

Our Water Treatment Chemicals business line is a producer of pool and spa specialty chemicals in the United States. This business line also develops and manufactures surface water chemicals. Our pool and spa specialty chemicals, which are primarily non-chlorine based, are all sold under premium brand names as well as private label brands mainly through distributors to pool and spa professionals and retailers that then sell to consumers. The surface water chemicals portion of this business serves the professional aquatic applicator, turf and ornamental, aquaculture, vegetation management, drinking water, industrial process water and agricultural irrigation industries. We also provide professional water management and treatment services for lakes, ponds and reservoirs.

Principal Products

Our pool and spa chemicals are primarily non-chlorine based specialty chemicals such as algaecides, clarifiers, fragrances and foam reducers. Our major pool and spa product lines include GLB Pool & Spa, which offers a comprehensive selection of pool and spa specialty chemicals and sanitizers under the GLB and Rendézvous brand names; Leisure Time, which offers a complete spa water care treatment line; and Robarb, which includes Super Blue, a leading water clarifier with over 30 years of history as a brand. In addition, our Applied Biochemists brand offers a full line of pool chemicals including specialty algaecides for service professionals and the Ultima brand offers several multi-function chemicals for consumers. We also manufacture private label brands for our customers.

Our surface water chemicals include copper-based algaecides and herbicides to control aquatic plant growth, dyes to control aquatic weed and algae growth, and a range of enzyme and microorganism blends for use in ponds, septic and waste water systems. Our surface water treatment product lines include Clearigate which is a patented, environmentally advanced herbicide developed to control nuisance aquatic vegetation especially for the agricultural irrigation market. Our Applied Biochemists brand of surface water treatment chemicals includes specialty algaecides and aquatic herbicides. Cutrine Plus and Cutrine Ultra are liquid algaecides, which can be used in a wide range of applications, and Aquashade is a line of aquatic dyes, which help to control aquatic plant growth in lakes and ponds. Several related formulations are repacked under our brand names to compliment the product line.

Competition

We believe that Water Treatment Chemicals is a leading pool and spa specialty chemicals producer in the United States. Other competitors include Arch Chemicals, Inc. and Biolab, Inc. In the surface water chemicals segment, competitors include Baker Hughes Incorporated and SePro Corporation. Some of our competitors are also customers in other product areas. Competition in these markets is mainly based on brand identity, technical competence, price and customer relationships. In addition, a number of the products in the water treatment chemicals market are subject to governmental environmental regulation, use permits and registration requirements, which can affect the ability of other manufacturers to offer competing products.

Customers

The majority of Water Treatment Chemicals’ sales are through distributors that then sell to mainly local or regional dealers. However, our surface water chemicals division often sells through distributors that sell directly to end users. We also sell directly to some of the larger pool and spa dealers. Pool and spa specialty chemicals customers include Keller Supply Company, Leslie’s Poolmart, Inc. and PoolCorp. Surface water customers include Cygnet Enterprises, Inc. and Helena Chemical Company. Each of these companies has been our customer for at least five years.

Titanium Dioxide Pigments (15% of 2006 net sales)

Our Titanium Dioxide Pigments segment, which we acquired in the Dynamit Nobel Acquisition and which operates under the Sachtleben brand name, is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. Titanium Dioxide Pigments comprises three business lines: (1) Titanium Dioxide; (2) Functional Additives; and (3) Water Chemistry. Our Titanium Dioxide

Pigments segment generated net sales of $441.1 million and $430.5 million for the years ended December 31, 2006 and 2005, respectively. Actual sales for the five months ended December 31, 2004 were $175.7 million and net sales were $422.0 million on a pro forma basis for the year ended December 31, 2004. See Note 4, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment.

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

Principal Products

TiO2 in Anatase Grade. We develop and manufacture high quality anatase TiO2 pigments. These pigments are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. We believe our anatase pigment, sold under the brand name Hombitan®, is a leading global selling TiO2 product for applications in the synthetic fiber industry.

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

Titanium Specialties. Our titanium specialties products primarily include “nano-particles,” which are exceptionally fine-particled, transparent and easy-to-use pigment formulations that are used across a large and diverse range of applications in small volumes. For example, the specialty grade TiO2 products are used as UV-absorbers in sun protection cosmetics. In addition, the new nano-particles form the basis for innovative wood-protection products and innovative color variations, by the paints and coatings industry. Other uses include catalysts, gas cleansing, photocatalysts and intermediates for special ceramics.

Recycling Services. We operate a waste acid recycling plant in Europe in our production facility in Duisburg, Germany. The sulfuric waste acid, which results from the production of TiO2, is recycled and used in the production process. This service is also offered to other TiO2 manufacturers in Europe, and we have a long-term contract with one of our competitors to provide this service.

Competition

Titanium Dioxide’s key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2;(2) DuPont Titanium Technologies, Millennium Chemicals, Inc., Tronox Corporation, Huntsman LLC, and Kemira oyj for rutilebased TiO2; (3) Kemira oyj, Tayca Corporation, Ishihara Corporation and Degussa for TiO2 specialties; and (4) captive capacity of manufacturers for recycling services. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile grade and customer service.

Customers

Titanium Dioxide’s customers include leading manufacturers of paints, such as BASF Group and E.I. duPont de Nemours and Company; fibers, such as Nan Ya Plastics Corporation and Invista Inc.; plastic, such as Ampacet Corporation and Innovene; and paper, such as Munksjo AB and Papierfabrik August Koehler AG.

Functional Additives

Our Functional Additives business line is a leading global manufacturer of barium-based and zinc-based inorganic fine white pigments and additives. The main function of these products is to improve brilliance of colors and shine of coatings, improve the mechanical strength of plastic parts and prevent degradation due to exposure to light. Our Functional Additives business line serves diverse end markets, including the plastics industry, the coatings industry and the pharmaceutical industry.

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

Customers

Functional Additives’ customers include E.I. duPont de Nemours and Company, Ampacet Corporation, BASF Group, Akzo Nobel Coatings and A. Schulman Plastics.

Water Chemistry

We believe that our Water Chemistry business line is a leading manufacturer of polyaluminium chloride, or PAC, and polyaluminium nitrate-based flocculants in Europe. Flocculants are added to water to improve its purity before, during and after its use in industrial, commercial and municipal applications. PAC flocculants are widely used in public, industrial and swimming pool water treatment and as a process agent in the paper industry.

We believe we have achieved a strong market position in Europe due to our comprehensive customer service arrangements, well established brand names, competitive cost structure and innovative products. Customers in this market increasingly prefer full service offers, which include supply of water treatment chemicals together with services. Given this market trend, we believe that our ability to provide full services will help us maintain our market position. We also believe that demand for PAC flocculants will increase as a result of increased demand from the paper industry and moderate growth in public water treatment.

Competition

We believe that our Water Chemistry business line competes in a €190.0 million niche market for inorganic flocculants in Europe. The relevant market is characterized by production overcapacity and is geographically constrained to an approximately 300 mile radius around the production plant because the delivered product contains 80% to 90% water. Key competitors of this business line include Kemira Oyj, Feralco AB, TotalFina Elf and Israel Chemical Ltd.. Competition in the water chemistry market is primarily based on customer service, brand recognition and location.

Customers

Water Chemistry’s customers include Sappi Limited, Akzo Nobel, Brenntag AG, LEIPA Georg Leinfelder GmbH, and Stora Ensooyj.

Advanced Ceramics (13% of 2006 net sales)

Our Advanced Ceramics segment was acquired in the Dynamit Nobel Acquisition and operates under the CeramTec brand name. We believe it is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $389.6 million and $369.6 million for the years ended December 31, 2006 and 2005, respectively. Actual net sales for the five month period ended December 31, 2004 were $146.3 million and net sales were $349.5 million on a pro forma basis for the year ended December 31, 2004. See Note 4, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

Principal Products

Medical. We currently serve the medical applications market with two product groups: ceramic components for hip joint prostheses, such as ball heads and inserts; and ceramic glove formers for high-quality latex gloves. The ceramic components for hip joint prostheses are mainly supplied to orthopedic implant manufacturers in the United States and Europe. Besides their high wear resistance and good friction behavior, high-performance ceramics are biologically inert, making them one of the few materials that are durable and stable enough to withstand the corrosive effects of bodily fluids. As a result, we expect high-performance ceramics will increasingly become more common for medical applications, such as for repair and replacement of hips, knees and other human body parts.

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

Cutting Tools. We develop and manufacture products used in cutting tools, tools and tooling systems. Ceramic material properties such as high melting points, excellent hardness and good wear resistance make ceramics an excellent high-speed cutting tool material. We believe we are a leading supplier of ceramic cutting tools, tools and tooling systems for high speed processing in the automotive, metalworking and mechanical engineering industries, with automotive OEMs and their suppliers being our main customers. The longer life and faster cutting speeds possible with ceramic tools allow customers to save costs by increasing their throughput and reducing the downtimes for replacing the cutting tools.

Mechanical Applications and Systems. We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical applications include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, preforms and friction discs. We primarily supply the general industrial, machinery, metalworking, automotive and textile industries with a large number of products customized to the customer requirements. Mechanical systems include products used in the sanitary fittings and automotive supplier industries in areas where fluids are pumped, compressed or stirred such as bushings, face seal rings, pump components and valve shims and discs. In June 2006, we acquired a business focused on the production of ceramic discs and cartridges for faucets.

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

Customers

Advanced Ceramics’ key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, Siemens AG, De Puy Orthodics, Vishay Europe GmbH, Ideal Standard and Zimmer.

Specialty Compounds (8% of 2006 net sales)

Our Specialty Compounds segment develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties, which are tailored to the specific needs of each intended end-product. These products are grouped into several key end-product areas: wire and cable, consumer performance products, medical applications and regulated packaging. Our Specialty Compounds segment had net sales of $251.0 million, $237.5 million and $200.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Specialty Compounds segment.

Our Specialty Compounds segment focuses on sales of high margin products and operates as a global specialty performance plastic compounding business. We developed and commercialized SmokeGuard, our specialty compound for use in high-end data and video communication wire and cable, which must meet stringent fire retardant and low smoke generation standards. We also developed a compound for beverage closure seals and caps. This compound prevents ozone from attacking the seal and does not affect the taste of water and carbonated beverages, therefore significantly increasing the shelf life of these beverages. We also focus on thermoplastic elastomer, or TPE, compounds in our consumer performance and automotive products areas. A recent success in the TPE area was the development and successful commercialization of a synthetic wine-cork material. In addition to our product offerings, we provide strong, comprehensive customer service and technical expertise by developing innovative products to satisfy our customers’ unique needs.

We have invested in next generation plastic compounding technologies, including the development of fluoropolymer materials and the improvement of our production of zero halogen materials. Specialty Compounds is also working closely with our Clay-based Additives business to create a patented composite material that exhibits superior flame retardancy for wire and cable jacketing and sheathing.

Principal Products

Wire and Cable Compounds. We develop and manufacture low-smoke vinyl alloys, such as SmokeGuard, which are used in high-end data and video communication, fiber optic and fire alarm wire and cable; halogen-free plastics, such as Sentra, which are used in industrial, aerospace, shipboard or oil rig cables as well as in communication cables; and a variety of TPE compounds, such as Garaflex, which are used in flexible cords, tray cables, booster cables, welding cables and automotive wiring. We believe that there is significant growth potential for the wire and cable product line in Europe as a result of the evolution of a common market standard with higher specifications for wire and cable compounds. Unlike in North America, European wire and cable standards dictating certain safety specifications such as fire and smoke resistance have not yet been enacted. However, we anticipate that European legislation mandating specific guidelines for wire and cable will be implemented within the next several years, providing significant new market opportunities for the SmokeGuard and Sentra product lines. In October 2006, we acquired the Megolon division of Scapa Group, plc. Megolon is the tradename for a variety of halogen-free wire and cable products and is the leading brand name for such products in Europe.

Consumer Performance Products. We develop and manufacture custom-made plastic compounds for use in products such as moldings, sealing gaskets, tool handles, writing instruments and ladder feet as well as other TPE-based products. Our product line includes Garaflex, Garaflex V, Garaflex E, GE Series and GM Series. We have also developed a soft-touch compound, Evoprene, that is currently undergoing approval processes for a number of applications, including seals for consumer storage devices. We also develop and manufacture compounds for interior and exterior automotive applications such as airbag covers, steering wheel covers, gear shift knobs and boots, handle grips, body side molding and window gaskets. In addition, we develop and manufacture a broad range of compounds for unit soles, uppers, mid-soles, slippers and heels for the diverse requirements of the footwear market. The applications include industrial boots, deck shoes, casual dress shoes, snow boots, slippers and athletic wear.

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

Competition

Specialty Compounds’ key competitors are Advanced Elastomers Systems, L.P., Colorite Plastics Co., DS Chemie GmbH, European Vinyls Corporation, Georgia Gulf Corporation, Norsk Hydro ASA, PolyOne Corporation, Teknor Apex Company and W.R. Grace & Co., most of which serve only a subset of Specialty Compounds’ markets. We believe that only Teknor Apex is active in all of Specialty Compounds’ markets. Competition in Specialty Compounds occurs primarily on the basis of quality, product innovation and the ability to meet demanding customer and regulatory specifications.

Customers

Specialty Compounds sells products to a wide range of customers. Its major customers include Alcoa Inc., Belden/CDT Inc., BerkTek Consolidated, Coleman Worldwide Corporation, CommScope/Systimax, Inc., Corning Incorporated and Judd Wire Inc. Each of these companies has been our customer for at least ten years.

Electronics (7% of 2006 net sales)

We supply our customers in the semiconductor and printed circuit board industries with chemicals used in the manufacture of semiconductors and printed circuit boards from our Electronic Chemicals business line, photo-imaging masks from our Photomasks business line, and silicon wafer refurbishment services from our Wafer Reclaim business line. Our Electronics segment generated net sales of $208.9 million, $181.8 million and $168.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Electronics segment.

Electronic Chemicals

Our Electronic Chemicals business line is a producer of high purity process chemicals, used in the manufacture of semiconductors, with market positions in Europe and Singapore, as well as chemicals used by printed circuit board manufacturers and photomask manufacturers, with market positions in the United States and Taiwan. In addition, we expanded our manufacturing capabilities for printed circuit board chemicals in China to enable us to supply this expanding market. We also offer related outsourcing services to manage the process chemical needs of semiconductor manufacturers. Electronic Chemicals’ key products include acids, bases, solvents and mixtures used principally for cleaning and etching silicon wafers and printed circuit boards.

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

We believe that Photomasks has achieved its success through its technical abilities and product quality, as well as through customer service and its low cost base. We have achieved high standards of specification, quality, delivery and manufacturing efficiency through our use of statistical process control and other advanced manufacturing techniques. Our business strategy and technology are targeted on mainstream semiconductor manufacturing.

Principal Products

We manufacture photomasks, which are used as master images to transfer integrated circuit detail onto semiconductor wafers during the fabrication of integrated circuits and other types of electronic components, such as thin film magnetic recording heads and optoelectronic devices. All sizes of photomask (e.g., image of the wafer) and reticle (e.g., image of one or more die) are produced in the range from three inches to seven inches. We can produce both traditional chrome (binary) and embedded attenuated phase shift masks. In addition, we refurbish and replace pellicles on photomasks manufactured by us and other photomask manufacturers.

Competition

Photomasks competes primarily with Toppan Photomasks, Inc. and Photronics, Inc. Competition occurs primarily on the basis of technical specification, product quality, delivery performance, price and customer service and support.

Customers

Photomasks’ customer base includes many major semiconductor manufacturers such as Analog Devices, Philips Semiconductors and Freescale, Inc., most of which have been our customers for more than ten years.

Wafer Reclaim

Our Wafer Reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in

Europe and during 2006, the United States. Silicon wafers that have been used to monitor or test semiconductor manufacturing processes are generally reclaimed and reused as test pieces. We estimate that three out of every ten wafers used in an established semiconductor manufacturing facility are test wafers.

We work with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications.

In 2005, we announced a restructuring plan, which included closing our Riddings, U.K. and Providence, Rhode Island facilities. These two facilities were closed in the first quarter of 2006 and our customer base was successfully transferred to our Greasque, France and Prescott, Arizona facilities. In February 2007, we completed the sale of our United States Wafer Reclaim business.

Principal Products

Wafer Reclaim does not manufacture products, but rather is a service business that refurbishes used wafers for global semiconductor manufacturers and returns them for reuse in the testing process. We clean and inspect the wafers, restore surfaces, and remove film from the wafer surface in order to improve the performance of the wafer. We have the ability to reclaim 4” (100mm), 5” (125mm), 6” (150mm), and 8” (200mm) wafers.

Competition

Wafer Reclaim’s primary competitors include Hamada Heavy Industries Limited, Kobe Precision Inc., Mimasu Semiconductor Industry Co. Ltd., Rasa Industries Limited, and Pure Wafer PLC. We also compete to a degree with manufacturers of virgin test wafers. The primary bases of competition for this business line are quality of service and price.

Customers

Wafer Reclaim’s customers include most of the major semiconductor producers including Atmel Corporation, Freescale Semiconductor, Inc., International Rectifier Corporation, Philips Semiconductors, and Tower Semiconductor Ltd. Each of these companies has been our customer for at least ten years.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2006. Raw materials constituted approximately 53% of our 2006 cost of products sold. The table below lists the ten most significant raw materials in 2006 and the principal products for which the materials were used.

Raw Material	Segment	Products

Titanium-bearing slag	Titanium Dioxide Pigments	Titanium dioxide
Copper	Performance Additives	Wood protection products
Zinc/Zinc oxide	Specialty Chemicals, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron oxide
Monoethanolamine	Performance Additives	Wood protection products
Plasticizers	Specialty Compounds	Compounds
Iron oxide	Performance Additives	Iron oxide pigments
PVC resin	Specialty Compounds	Compounds
Quaternary amines	Performance Additives	Organoclays/wood protection products
Ammonium Octa Molybdate (“AOM”)	Specialty Compounds	Compounds
Molybdenum	Specialty Chemicals	Metal Sulfides

Titanium-bearing slag, our largest raw material (in terms of dollars), is the most important raw material used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag primarily from two suppliers under long-term contracts.

As a result of the conversion from CCA to ACQ, in 2005 our principal raw materials for our Timber Treatment Chemical business in our Performance Additives segment shifted from chromic acid to quaternary amines, solvents and copper. In our Timber Treatment Chemical business, we predominately source quaternary amines under a contract that expires in late 2008, with automatic annual renewals subject to termination by either party. We source monoethanolamine used in our Timber Treatment Chemical business from two suppliers under contracts that expire in December 2008, subject to automatic annual renewals except where terminated by either party, and December 2010. Prices under our solvent and quaternary amine contracts are tied to the ethylene price index. We source copper, which is a commodity, from several sources. Prices for our copper purchases are tied to market conditions. However, we expect the commercialization of next generation wood protection products to reduce our exposure to copper prices.

In the Specialty Chemicals segment, zinc and zinc oxide are purchased from a few suppliers in Europe and the United States and we have not experienced any supply shortages. Prices for these purchases are tied to market conditions and have been at historical high levels in 2006. In the Titanium Dioxide segment, zinc is used to produce zinc-based pigments and is purchased from a number of suppliers under long-term contracts. In the Performance Additives segment, zinc oxide is used in the production of tan iron oxide and zinc phosphate. There are no long-term zinc purchase contracts.

Historically, we have received iron oxide from multiple sources and have not experienced any significant supply shortages. Iron oxide is primarily sourced from our plants in the United States, Italy and China, as well as from third parties in China.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires in late 2008 and is subject to quarterly adjustment for the price of tallow, the base component of quaternary amine.

In our Specialty Compounds segment, we use AOM to promote fire retardancy in certain wire and cable products. AOM is supplied under a contract with a fixed price that expires in December 2007. Some of the plasticizers we use in our Specialty Compounds segment are generic and considered a commodity product, while others are specific and considered a specialty product. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments. PVC resin is a commodity product used in our Specialty Compounds segment and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates and energy prices.

In addition, Lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium. Tight supplies in the global market and unfavorable weather conditions at the lithium ponds in Chile in early 2006 led to shortages in lithium salts as a raw material and customer demand for lithium carbonate was not completely satisfied.

Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and medium- or long-term relationships with suppliers. We are not generally dependent on any one supplier for a major part of our raw material requirements, but certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from different facilities and multiple suppliers and utilizing alternative formulations.

Temporary shortages of raw materials may occasionally occur and cause temporary price increases. In recent years, these shortages have not resulted in unavailability of raw materials. However, the continuing availability and price of raw materials are affected by unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and, in the past, such fluctuations have had an adverse impact on the results of operations of our business. For example, the price of copper reached record highs in 2006. The impact of any future raw material shortages on our business as a whole or in specific geographic regions cannot be accurately predicted.

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

Research and Development

We are committed to further investing in our asset base and research effort. Our research and development costs were approximately 1% of our net sales in 2006. We incur certain expenses related to modifications and improvements in current products. In addition, we believe we allocate our research and development resources selectively based on the need and requirements for each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $41.5 million, $43.5 million and $19.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2004 amount includes only five months of costs of $8.9 million from the Dynamit Nobel businesses acquired on July 31, 2004.

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

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2006	2005	2004
Net sales:
United States	$965.3	$903.3	$741.0
Germany	1,140.6	1,062.6	443.6
Rest of Europe	577.6	535.5	330.8
Rest of World	291.7	240.7	127.1
	$2,975.2	$2,742.1	$1,642.5

The significant increase in net sales in 2005 from 2004 is primarily due to the acquisitions made in 2004. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2006	2005
Long-lived assets:
United States	$228.8	$232.5
Germany	700.3	595.6
Rest of Europe	277.5	247.5
Rest of World	168.3	162.0
	$1,374.9	$1,237.6

Sales and Marketing

We sell our products and services globally. We sell our products and services primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such the as Color Pigments and Services, Clay-based Additives and Water Treatment Chemicals of our Performance Additives segment and the Electronic Chemicals business line of our Electronics segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 28, 2007, our in-house sales forces consisted of approximately 1,650 personnel worldwide.

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

FDA Regulation

Our Advanced Ceramics segment and to a lesser extent, our Specialty Chemicals segment, are also subject to regulation by the FDA with respect to certain products we produce, including pharmaceutical intermediates and ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

Premarket Approval. While we are not required to seek FDA approvals for our pharmaceutical intermediates, the customers to whom we supply such products may be subject to FDA approval requirements prior to testing a new drug on humans as well as marketing a new drug for commercial use in the United States. Our customers with FDA approval for the finished drug may also be required to obtain FDA approval of design, manufacturing or labeling changes to the pharmaceutical intermediates used in their finished products.

Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval, or PMA, which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic-on-ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA’s PMA requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic-on-ceramic ball head and liner components. Also, any other medical devices which our Advanced Ceramics segment seeks to produce in the future, such as knee replacement products, would likely require FDA approval.

Compliance Requirements. Once on the market, drug manufacturers and medical device manufacturers are subject to numerous postmarket regulations.

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

The FDA’s inspectional authority extends to component suppliers. Pursuant to this authority, the FDA has the ability to conduct inspections at our facilities at which we manufacture our ceramic-on-ceramic ball head and liner components.

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

Safety, Health and Environmental Matters

See Note 21, “Commitments and Contingencies,” for a discussion of our safety, health and environmental matters.

Employees

As of February 28, 2007, we had approximately 9,525 employees, with 66% located in Europe, 21% in the United States and the remaining 13% located in the rest of the world. Of our employees, approximately 3,000, or 31%, are subject to either collective bargaining agreements or other similar arrangements.

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2006, we had $2,838.7 million of indebtedness outstanding and total stockholders’ equity of $1,120.5 million. This high level of indebtedness could have important negative consequences to us and you, including:

•                     we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•                     we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•                     some of our debt, including borrowings under the senior secured credit facilities, have variable rates of interest, which will expose us to the risk of increased interest rates;

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

Our cash interest expense for the year ended December 31, 2006 was $193.2 million. At December 31, 2006, we had $1,771.4 million of variable rate debt. After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $411.2 million. A 1% increase in the average interest rate would increase future interest expense by approximately $4.1 million per year. As of December 31, 2006, our debt service for 2007, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, was expected to be $322.2 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Contractual Obligations” for years beyond 2007.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our indirect, wholly-owned subsidiary, Rockwood Specialties Group, Inc.’s (“Group” or “Group’s”) senior secured credit facilities and the indentures governing the 2011 Notes and the 2014 Notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. As of December 31, 2006, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $186.5 million, after giving effect to $26.5 million of letters of credit issued on our behalf and outstanding borrowings of $37.0 million under the revolving credit facility. In addition, the term loans and the availability under the revolving credit facility under the senior secured credit facilities may be increased by up to $250.0 million in aggregate, subject to certain exemptions and provided that Group procures lender commitments for such increase. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Group’s senior secured credit agreement and indentures governing the 2011 Notes and 2014 Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section for further details. In addition, Group’s senior secured credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. The restrictions and financial covenants contained in Group’s senior secured credit agreement and indentures governing the 2011 Notes and 2014 Notes could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

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

The process of combining or acquiring businesses with Rockwood involves risks. We may face difficulty completing the integration of the new operations, technologies, products and services of acquisitions or combinations, and may incur unanticipated expenses related to those integrations. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Failure to successfully manage and integrate acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of any future acquisition or combination to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations.

Net Loss—We have experienced losses in the past and may experience losses in the future and cannot be certain that our net operating loss carryforwards will continue to be available to offset our tax liability.

We have incurred net losses in the past (e.g., a net loss of $216.1 million was incurred in 2004) and we may incur net losses in the future. We may not generate cash flow sufficient to meet debt service obligations and other capital requirements, such as working capital and maintenance capital expenditures.

As of December 31, 2006, we had deferred tax assets of $164.4 million related to worldwide net operating loss carryforwards. Additionally at December 31, 2006 we had a total valuation allowance of $100.1 million. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our net sales and cost of products sold is now denominated in euros. Approximately 48% of our 2006 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in euros, which as of December 31, 2006 equaled an aggregate of
€889.8 million ($1,174.4 million based on the Friday, December 29, 2006 exchange rate of €1.00 = $1.3199), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York increased from $1.00 = €1.065 on December 31, 2000 to $1.00 = €0.7576 on Friday, December 29, 2006. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results of operations between financial periods. As of December 31, 2006, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $8.9 million the U.S. dollar equivalent of our total euro-denominated debt of €889.8 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers, such as fires, explosions and accidents. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. Other hazards include piping and storage tank leaks and ruptures, mechanical failure, employee exposure to hazardous substances, chemical spills and other discharges or releases of toxic or hazardous substances or gases and inclement weather and natural disasters.

These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. For example, our subsidiaries were named as defendants in a wrongful death suit filed by the family of an employee who was fatally injured in an accident in our Clay-based Additives facility in Gonzales, Texas. While we are unable to predict the outcome of this case and other such cases, if determined adversely to us, we may not have adequate insurance to cover such claims and, if not, we may not have sufficient cash flow to pay for such claims. Such outcomes could adversely affect our customer goodwill, cash flow and results of operations.

Raw Materials—Fluctuations in costs of our raw materials or, our access to supplies of our raw materials could adversely affect our results of operations.

Although no single raw material represented more than 3% of our cost of products sold in 2006, raw material costs generally account for a high percentage of our total costs of products sold. In 2006, raw materials constituted approximately 53% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future.

In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment is our largest raw material (in terms of dollars) and is sourced primarily from two suppliers. If one of our suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or unfavorable weather conditions at the lithium ponds, as we experienced in early 2006, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2006 constituted approximately 5% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and continued to increase in North America in 2006, due in part to global political conditions and weather conditions. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable. Rising energy costs may also increase our raw material costs. If energy prices fluctuate significantly, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected. In addition, rising energy costs also negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal and, in some circumstances, revocation. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2006, our capital expenditures for safety, health and environmental matters (SHE) were approximately $35.3 million. For 2007, we estimate capital expenditures for compliance with SHE laws to be at similar levels. We may be materially impacted in the future by the Registration, Evaluation and Authorization of Chemicals, or REACH, program proposed by the EU, which requires compliance beginning in June 2007.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2006, we had approximately $37.0 million in reserves for estimated environmental liabilities.

Under the sale and purchase agreement regarding the Dynamit Nobel acquisition, GEA Group Aktiengesellschaft (formerly known as mg technologies ag) is required to indemnify us for certain environmental matters, subject to certain limitations. See Note 21, “Commitments and Contingencies—Indemnity Matters” section for further details. However, GEA Group may not adhere to its indemnity obligations to us and the indemnity may not adequately cover any related environmental matters, and we may have to institute proceedings to pursue recovery for such matters. Such legal proceedings may be costly and may require a substantial amount of management attention.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we have obligations to indemnify the buyers of the former explosives business and automotive ignition systems business of Dynamit Nobel for certain environmental matters. Under such sale agreements, these indemnities are not limited as to amount. In addition, we agreed to indemnify the buyers of our Groupe Novasep subsidiary for three years for certain known and unknown environmental actions which may arise in the future. Furthermore, we have an obligation to indemnify the buyers of a portion of our former manufacturing sites at Troisdorf, Germany, for which we have a total reserve of approximately $13.7 million as of December 31, 2006. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Class action suits had been filed in Louisiana, Florida and Arkansas, for example, naming one of our subsidiaries and a number of competitors of our Timber Treatment Chemicals business line in our Performance Additives segment, as well as treaters and retailers, as defendants. In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits, including putative class actions, pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. In addition, a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe relating to broken artificial hip joints, which allege negligent manufacturing by our subsidiary of ceramic components used in the production of artificial hip joints. Likewise, our subsidiary in our Specialty Compounds segment has been named in lawsuits relating to compounds we supplied our customers to produce medical products and packaging materials. The suits allege, among other things, contract and tort causes of action. Further, a subsidiary in our Specialty Chemicals segment has been named as a defendant in several lawsuits in the United States regarding exposure to solvents and other chemicals contained in some of our products. We are unable to estimate our exposure, if any, to these lawsuits at this time.

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

In addition, our Specialty Chemicals segment’s subsidiary that formerly manufactured insulating glass sealants has been named as a defendant in several product liability lawsuits relating to alleged negligent manufacturing of these sealants. Pursuant to the sale and purchase agreement with respect to the divested business, one of our Specialty Chemicals’ subsidiaries may be required to pay indemnity claims for a limited number of years. If this subsidiary is required to pay indemnity claims, our insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay these claims. One or more of these claims could adversely affect our financial condition or results of operations.

Cyclicality—Downturns in cyclical industries and general economic conditions could adversely affect our profitability.

Our products are used in certain industries that are cyclical in nature, such as the automotive, data and communications and electronics industries. In addition, sales to the construction market are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Downturns in one or more of these industries could severely reduce demand for our products. For example, the telecommunications market has experienced a similar downturn, which affected the results of operations of our Specialty Compounds segment in prior years, and in recent years the semiconductor market experienced a severe downturn, which affected the results of operations of our Electronics segment in prior years.

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

The manufacture and supply of ceramic-on-ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may also be subject to the FDA’s Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices. In addition, certain lithium compounds manufactured by our Fine Chemicals business line of our Specialty Chemicals segment are subject to FDA regulation.

Medical device customers of our Advanced Ceramics segment to whom we supply our ceramic-on-ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval, if at all. Once approved, our customers’ total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. These factors could significantly limit our net sales generated by our Advanced Ceramics segment and may have a material adverse effect on our financial condition and results of operations.

Competition—Our industry is highly competitive. The end-use markets in which we compete are also highly competitive. This competition may adversely affect our results of operations.

We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours. In addition, there is increasing competition from market participants in China.

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

The use of our intellectual property rights or intellectual property similar to ours by others or our failure to protect such rights could reduce or eliminate any competitive advantage we have developed, adversely affecting our net sales. If we must sue to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of company resources and management attention, and we may not prevail in such action. In addition, when our patents expire, competitors or new market entrants may manufacture products substantially similar to our products previously protected by a patent. For example, our patent in ACQ technology expires in May 2007 and as a result, there may be new entrants into this market.

We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we developed the technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira Oyj. We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, Malaysia, Poland, Portugal, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2006 of $2,975.2 million, approximately 66% were generated by shipments to countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

A majority of our full-time employees are employed outside the United States, particularly in Germany where many of our businesses are located. In certain jurisdictions where we operate, particularly in Germany, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, including Germany, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or respective works’ councils. These regulations and laws coupled with the requirement to consult with the relevant unions or works’ councils could significantly limit our flexibility in managing costs and responding to market changes.

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 31% of our full-time employees as of December 31, 2006), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

Tax Liabilities—If mg technologies ag (now known as GEA Group Aktiengesellschaft) or Degussa UK Holdings, Ltd. fail to satisfy their contractual obligations, we may be subject to increased tax exposure resulting from pre-acquisition periods.

Under the terms of certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to the pre-acquisition periods. To the extent such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, we would be required to record an adjustment to goodwill to satisfy any such liabilities and could be negatively impacted in future periods through increased tax expense.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures, excluding capital leases, for the year ended December 31, 2006 were $171.9 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. For 2007, we expect capital expenditures to be comparable to 2006. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 50.9% of our common stock on an undiluted basis. In addition, representatives of KKR occupy three of the nine seats on our board of directors, with one of the nine currently vacant. As a result, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the stockholders regardless of whether or not other stockholders believe that any such transactions are in their own best interests. For example, affiliates of KKR could cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as affiliates of KKR continue to hold a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors even though KKR does not currently occupy a majority of the seats on our board of directors.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are an international business, serving customers worldwide. To service our customers efficiently, we maintain 88 manufacturing facilities in 25 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these manufacturing facilities:

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	Automotive and other pre-treatment technologies
		Girraween	Leased	Aerospace and General Industry
	Brazil	São Paulo	Leased	Automotive technologies and other pre-treatment technologies
	Canada	Bramalea, Ontario	Owned	Pre-treatment technologies and aerospace

	China	Chonggin	Leased	Automotive and other pre-treatment technologies
		Shanghai	Leased	Automotive and other pre-treatment technologies
	France	Sens	Owned	Automotive technologies and other pre-treatment technologies
	Germany	Soissons	Owned	Aerospace
		Mönchengladbach	Owned	General Industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	JV in Worli	Owned	Automotive and other pre-treatment technologies
		JV in Pune	Owned	Automotive and other pre-treatment technologies
	Italy	Guissano	Leased	Automotive technologies and other pre-treatment technologies
		Rovereto in Piano	Leased	General Industry
	Mexico	Mexico City	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	The Netherlands	Oss	Owned	Automotive technologies and other pre-treatment technologies
	Poland	Warsaw	Leased	Automotive and other pre-treatment technologies
	Singapore	Singapore	Leased	Advanced technologies and non-automotive pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive technologies and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive technologies and other pre-treatment technologies
	Sweden	Bålsta	Owned	Automotive technologies and other pre-treatment technologies
	Switzerland	Dintikon	Leased	Pre-treatment technologies
	Turkey	Istanbul	Owned	Automotive and other pre-treatment technologies
	United Kingdom	Bletchley	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	United States	La Mirada, CA	Leased	Pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulphides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
	Germany	Langelsheim (1)	Owned	Butyl-Lithium, lithium-hydroxide, specialty products, lithium metal, lithium-hydrides, cesium, special metals and accelerators

	Taiwan United States	Taichung Silver Peak, NV New Johnsonville, TN Kings Mountain, NC	Owned Owned Owned Owned	Butyl-Lithium Lithium-carbonate and lithium hydroxide Butyl-Lithium and specialty products Metal and battery
Performance Additives Color Pigments and Services	China Germany Italy United Kingdom United States	Xinzhuang, Changshu Walluf Hainhausen Turin Matlock Bath Kidsgrove Sudbury Los Angeles, CA St. Louis, MO Beltsville, MD Ocala, FL Cartersville, GA King of Prussia, PA	Leased Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned Owned Owned

Construction

Construction and coatings
Construction and coatings
Coatings, specialties and
construction
Construction
Coatings and specialties
Coatings and specialties
Coatings, specialties and
construction
Coatings, specialties and construction
Coatings, specialties and construction
Coatings, specialties and construction
Coatings, specialties and construction
Construction

Timber Treatment Chemicals	United Kingdom United States	Barrow-in-Furness Freeport, TX Valdosta, GA Harrisburg, NC	Leased Owned Owned Owned	Wood protection products and treatment Construction and other industrial markets Wood protection products and treatment Wood protection products and treatment
Clay-based Additives	Germany United Kingdom United States	Moosburg Widnes, Cheshire Gonzales, TX Louisville, KY	Leased Owned Owned Owned	Paints; inks Paper-making; consumer and household care; coatings and paper Paints; inks and oilfields; paper-making Paints; inks
Water Treatment Chemicals	United States	Alpharetta, GA	Leased	Water treatment
Titanium Dioxide Pigments Titanium Dioxide	Germany	Duisburg (2)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	China Germany	JV in China Duisburg (2)	Leased Owned	Plastics Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Water Chemistry	Germany	Duisburg (2) Ibbenbueren Schwarzheide	Owned Leased Leased	Flocculants Flocculants Flocculants

Advanced Ceramics	China Czech Republic Germany South Korea Malaysia United Kingdom United States	Suzhou Sumperk Dolni Rychnov Plochingen Ebersbach Lauf Marktredwitz Wittlich Suwon Seremban Colyton Laurens, SC	Leased Owned Owned Owned Owned Owned Owned Leased Leased Owned Owned Owned

General industry
General industry
Electronics
Medical, automotive and general
industry
Automotive and general industry
Automotive, electronics and general
industry
Electronic, automotive, medical and
general industry
General Industry
Electronics
Medical
Electronics
Automotive, electronics and general
industry

Specialty Compounds	Canada Italy United Kingdom United States	Stoney Creek, Ontario Azeglio Melton Mowbray Manchester (3) Pineville, NC Leominster, MA	Owned Owned Owned Owned Owned Owned

Footwear products, consumer products
and automotive products
Rubber compounds
TPE/Consumer products, packaging
products, medical products, automotive
products and wire and cable sheathing
products
Wire and cable sheathing products
Wire and cable sheathing products;
packaging products; medical products,
consumer goods products; footwear
products; automotive products and
industrial products
Wire and cable sheathing products;
consumer goods products; footwear
products; automotive products and
industrial products

Electronics Electronic Chemicals	China France Singapore Taiwan United Kingdom United States	Suzhou Province Saint-Fromond St. Cheron Singapore Chung-Li Riddings Maple Plain, MN Fremont, CA	Leased Owned Owned Leased Leased Leased Owned Leased

Printed circuit boards
Semiconductor manufacturing
Semiconductor manufacturing
Semiconductor manufacturing
Printed circuit boards
Semiconductor manufacturing
Printed circuit boards, semiconductor
manufacturing
Photomasks, semiconductor
manufacturing

Photomasks	United Kingdom	Glenrothes, Scotland	Owned	Masks and pellicle replacement
	United States	Austin, TX	Leased	Repairs
		Los Gatos, CA	Leased	Masks and pellicle replacement
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim

(1)             This facility is shared by both business divisions of the Specialty Chemicals segment.

(2)             This facility is shared by all three business divisions of the Titanium Dioxide Pigments segment.

(3)             We expect to close this facility by the end of 2007.

Item 3. Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.” However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the year ended December 31, 2006, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders; and Dividends

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of March 9, 2007, there were approximately 108 holders of record of the Company’s common stock.

The following table summarizes the Company’s quarterly common stock information:

2006	High	Low
First	$24.36	$19.05
Second	24.90	21.40
Third	23.60	19.56
Fourth	26.05	19.79

2005	High	Low
Third	$20.40	$17.55
Fourth	20.40	17.93

The Company’s common stock began trading on August 17, 2005.

Rockwood Holdings, Inc.’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Under Group’s senior secured credit facilities and indentures governing the 2011 Notes and 2014 Notes, Group is generally restricted from making dividends or other distributions to us. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. See further discussion in liquidity section of Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations.”

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2006 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2006.

Stock Performance Graph

The following graph compares the performance through December 31, 2006 of a hypothetical $100 investment made on August 17, 2005 in (a) our common stock, (b) the S&P 500 Index ® and (c) the S&P Supercomposite Specialty Chemicals Index.

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2006 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2006 and the Balance Sheet data as of December 31, 2006 and 2005, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2003 and 2002 and the Balance Sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included herein.

	Year Ended December 31,
($ in millions, except per share data; shares in thousands)	2006	2005	2004	2003	2002
Statement of operations data:
Net sales:
Specialty Chemicals	$918.3	$842.0	$321.1	$—	$—
Performance Additives	766.3	680.7	630.9	477.3	443.8
Titanium Dioxide Pigments	441.1	430.5	175.7	—	—
Advanced Ceramics	389.6	369.6	146.3	—	—
Specialty Compounds	251.0	237.5	200.4	176.4	168.8
Electronics	208.9	181.8	168.1	143.6	147.3
Total net sales	2,975.2	2,742.1	1,642.5	797.3	759.9
Cost of products sold	2,045.2	1,877.0	1,185.7	581.4	542.5
Total gross profit	930.0	865.1	456.8	215.9	217.4
Selling, general and administrative expenses	584.6	522.7	314.6	118.0	112.9
Impairment charges (1)	2.2	0.4	11.0	35.0	50.0
Restructuring charges, net (2)	5.2	15.4	1.1	1.8	1.2
Management services agreement termination fee (3)	—	10.0	—	—	—
Other, net (4)	(0.2)	(4.4)	—	—	—
Operating income	338.2	321.0	130.1	61.1	53.3
Other income (expenses):
Interest expense, net (5)	(195.7)	(209.3)	(161.1)	(112.3)	(108.2)
Loss on early extinguishment of debt (6)	—	(26.6)	—	—	—
Refinancing expenses (7)	—	(1.0)	(27.1)	(38.3)	—
Loss on receivables sold	—	—	—	—	(1.2)
Foreign exchange gain (loss) (8)	8.6	114.5	(126.2)	(18.5)	(24.6)
Other, net (9)	1.8	2.6	(2.8)	—	—
Income (loss) before taxes	152.9	201.2	(187.1)	(108.0)	(80.7)
Income tax provision (benefit)	72.6	64.2	27.1	(16.3)	(12.5)
Net income (loss) from continuing operations	80.3	137.0	(214.2)	(91.7)	(68.2)
Income (loss) from discontinued operations, net of tax (10)	27.9	(44.2)	(1.9)	—	—
Minority interest from discontinued operations	(5.2)	3.0	—	—	—
Net income (loss)	$103.0	$95.8	$(216.1)	$(91.7)	$(68.2)

Net income (loss) from continuing operations applicable to common shareholders — basic and diluted (11)	$80.3	$132.7	$(218.4)	$(102.9)	$(68.2)
Net income (loss) applicable to common shareholders — basic and diluted (11)	$103.0	$91.5	$(220.3)	$(102.9)	$(68.2)

Earnings (loss) per common share data (12):
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.09	$2.24	$(6.61)	$(4.96)	$(3.29)
Earnings (loss) from discontinued operations, net of tax	0.31	(0.69)	(0.05)	—	—
Basic earnings (loss) per share	$1.40	$1.55	$(6.66)	$(4.96)	$(3.29)
Weighted average number of shares outstanding	73,782	59,133	33,054	20,739	20,746
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.07	$2.21	$(6.61)	$(4.96)	$(3.29)
Earnings (loss) from discontinued operations, net of tax	0.30	(0.69)	(0.05)	—	—
Diluted earnings (loss) per share	$1.37	$1.52	$(6.66)	$(4.96)	$(3.29)
Weighted average number of shares outstanding	75,044	60,002	33,054	20,739	20,746

Cash flow data:
Net cash provided by (used in) operating activities	$302.6	$257.6	$162.3	$42.6	$(4.1)
Net cash used in investing activities	(248.8)	(276.6)	(2,232.9)	(48.5)	(30.4)
Net cash (used in) provided by financing activities	(102.7)	8.9	2,134.4	(1.7)	(18.9)
Effect of exchange rate changes on cash	(13.8)	1.0	5.6	3.8	2.6
Net (decrease) increase in cash and cash equivalents	$(62.7)	$(9.1)	$69.4	$(3.8)	$(50.8)

	Year Ended December 31,
($ in millions)	2006	2005	2004	2003	2002
Other data:
Depreciation and amortization	$191.0	$170.6	$106.6	$52.4	$46.3
Capital expenditures, excluding capital leases	171.9	163.5	81.0	34.3	36.0
EBITDA (13)	539.6	581.1	80.6	56.7	73.8
Non-cash (gains) and charges included in EBITDA (14)	(6.4)	(100.7)	151.4	90.4	74.6
Other special charges included in EBITDA (15)	88.3	90.5	100.4	2.4	2.0

	As of December 31,
($ in millions)	2006	2005	2004	2003	2002
Balance sheet data:
Cash and cash equivalents	$27.7	$100.5	$91.3	$41.9	$45.7
Working capital (16)	625.4	556.5	389.5	110.6	73.2
Property, plant and equipment, net	1,374.9	1,237.6	1,334.5	418.6	407.0
Total assets (1)	5,219.8	4,816.5	5,388.6	1,460.7	1,425.3
Total long-term debt, including current portion	2,838.7	2,761.2	3,280.5	1,063.5	1,012.0
Redeemable convertible preferred stock	—	—	34.3	30.1	—
Stockholders’ equity	1,120.5	834.7	624.0	126.1	172.9

(1)           We recorded impairment charges of $2.2 million related to the write-down of property, plant and equipment in 2006 within our Specialty Chemicals segment and $0.4 million related to the write-down of property, plant and equipment in 2005 within our Performance Additives segment. As part of our impairment testing in 2004, 2003 and 2002, we determined that there were goodwill impairments of $4.0 million, $19.3 million and $50.0 million, respectively, in our Electronics segment. We also determined that there was a property, plant and equipment impairment of $7.0 million and $15.7 million in 2004 and 2003, respectively, in our Electronics segment. See Note 17, “Impairment Charges,” for further details.

(2)           Restructuring charges include certain expenses incurred in connection with severance charges and asset write-offs related to consolidations and cessations of certain of our operations. See Note 18, “Restructuring Liability,” for further details.

(3)           In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”).

(4)           We recorded net gains of $0.2 million and $4.4 million (including a gain of $1.7 million related to the sale and leaseback of a facility in the Specialty Chemicals segment) for the years ended December 31, 2006 and 2005, respectively, related to asset sales.

(5)           For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, interest expense, net included gains (losses) of $7.2 million, $22.4 million, $6.0 million, $(6.0) million and $(11.6) million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency swaps for the periods. Included in these gains (losses) within interest expense, net for the years ended December 31, 2006, 2005, 2004 and 2003 are mark-to-market (losses) gains of $(2.2) million, $3.6 million, $0.8 million and $(10.5) million, respectively, related to cross-currency swaps. In addition, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, interest expense, net includes $9.7 million, $10.7 million, $7.4 million, $6.1 million and $8.0 million, respectively, of amortization expense related to deferred financing costs.

(6)           In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

(7)           In December 2005, we expensed $1.0 million in connection with the third amendment under the senior secured credit facilities. In 2004, we wrote off $27.1 million of deferred financing costs in connection with debt repayment and refinancing. In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing. In addition, we expensed $1.4 million in December 2003 of investment banking and professional fees in connection with the refinancing of borrowings under the then new senior credit facilities.

(8)           Foreign exchange gain (loss) represents the translation impact on our euro-denominated debt resulting from the (weakening) strengthening of the euro against the U.S. dollar during the applicable periods. In 2004, this amount also included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

(9)           The Company recorded $1.8 million of income in 2006 primarily related to the correction of an error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment. The effect of this adjustment to our consolidated financial statements for the year ended December 31, 2005 is not material. In 2005, we recorded $2.6 million of income primarily related to the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition for which the cash was collected from the buyer in 2005. In 2004, the loss of $2.8 million primarily relates to a stamp duty tax paid on certain assets transferred in the United Kingdom in connection with the KKR Acquisition.

(10)         As noted above, we completed the sale of our Groupe Novasep subsidiary on January 9, 2007 and have accounted for the results of the former Groupe Novasep reportable segment as a discontinued operation in the accompanying consolidated statements of operations (see Note 2, “Discontinued Operations,” for further details). An impairment charge of $44.7 million was recorded in 2005 primarily related to the write-down of property, plant and equipment in conjunction with the downsizing of the Rohner facility within our former Groupe Novasep segment. In addition, in March 2006, we sold Rohner AG and recorded a pre-tax loss of $11.5 million.

(11)         Represents the net income (loss) applicable to common shareholders after reducing net income (loss) by the amount of accumulated and unpaid dividends and the accretion to the redemption value of the redeemable convertible preferred stock for the respective period. See Note 14, “Earnings Per Share.”

(12)         Net earnings (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average shares outstanding.

(13)         EBITDA is defined as net income (loss) plus interest expense, net, income tax provision (benefit) and depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The amounts shown for EBITDA differ from the amounts calculated under the definition of consolidated EBITDA used in our debt agreements. The definition of EBITDA used in our debt agreements permits further adjustments for certain cash and non-cash charges and gains; the indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior secured credit agreement. Consolidated EBITDA as adjusted is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses consolidated EBITDA as adjusted to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to EBITDA as adjusted targets. For discussion of the adjustments, uses and the limitations on the use of Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Note Regarding Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2006	2005	2004	2003	2002
Net income (loss)	$103.0	$95.8	$(216.1)	$(91.7)	$(68.2)
(Income) loss from discontinued operations	(27.9)	44.2	1.9	—	—
Minority interest in discontinued operations	5.2	(3.0)	—	—	—
Net income (loss) from continuing operations	80.3	137.0	(214.2)	(91.7)	(68.2)
Income tax provision (benefit)	72.6	64.2	27.1	(16.3)	(12.5)
Interest expense, net	195.7	209.3	161.1	112.3	108.2
Depreciation and amortization	191.0	170.6	106.6	52.4	46.3
EBITDA	539.6	581.1	80.6	56.7	73.8

(14)         EBITDA, as defined above, contains the following non-cash charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits”:

	Year Ended December 31,
($ in millions)	2006	2005		2004	2003	2002
Impairment charges	$2.2	$0.4		$11.0	$35.0	$50.0
Write-off of deferred debt issuance costs	—	13.4	(a)	25.1	36.9	—
Foreign exchange (gain) loss	(8.6)	(114.5)		115.3	18.5	24.6
	$(6.4)	$(100.7)		$151.4	$90.4	$74.6

(a) Represents pre-tax charges related to the write-off of deferred debt issuance costs associated with debt repaid with IPO proceeds of $13.4 million. This amount is reported in “loss on early extinguishment of debt” in the “Consolidated Statements of Operations.”

(15)         In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits”:

	Year Ended December 31,
($ in millions)	2006	2005	2004	2003	2002
Restructuring and related charges (a)	$5.6	$15.9	$1.1	$1.8	$1.2
CCA litigation defense costs	0.8	1.2	—	—	—
Systems/organization establishment expenses	10.7	3.9	4.8	1.6	1.5
Cancelled acquisition and disposition costs	2.5	1.2	0.5	1.9	0.3
Costs incurred related to debt modifications	—	1.0	2.0	1.4	—
Business interruption costs and insurance recovery	—	—	—	(4.5)	(2.2)
Stamp duty tax	—	—	4.0	—	—
Inventory write-up reversal	1.1	—	53.8	0.2	—
Management services agreement termination fee	—	10.0	—	—	—
Long-term debt redemption premium	—	13.2	—	—	—
Gains related to asset sales	(0.2)	(4.4)	—	—	—
Loss on receivables sold	—	—	—	—	1.2
Foreign exchange loss on foreign currency derivatives	—	—	10.9	—	—
Other	(0.5)	(3.4)	2.7	—	—
Discontinued operations (b)	68.3	51.9	20.6	—	—
	$88.3	$90.5	$100.4	$2.4	$2.0

(a) Includes inventory write-downs of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(b) For a reconciliation of net income (loss) to Adjusted EBITDA which sets forth the applicable components of Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(16)         Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Annual Report does not reflect the significant impact the Dynamit Nobel Acquisition has had on us. The results of operations of the Dynamit Nobel businesses for the periods ended subsequent to July 31, 2004 are included in our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. The Groupe Novasep combination was completed on December 31, 2004 (see Note 5, “Acquisitions”); however, no results of operations are reflected in our income statement for the year ended December 31, 2004. The results of operations and cash flows of the rheological additives and carbonless developers businesses of Süd-Chemie AG are not included in the twelve month period ended December 31, 2005 as the acquisition was completed on December 30, 2005.

On January 9, 2007, we completed the sale of our Groupe Novasep segment. As a result, our consolidated financial statements have been reclassified to reflect the Groupe Novasep segment as a discontinued operation for all periods presented. See Note 2, “Discontinued Operations,” for further details.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors.” You should read the following discussion and analysis together with Item 6, “Selected Financial Data,” our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report. Amounts may not recalculate due to rounding differences.

Given the significance of the Dynamit Nobel Acquisition, we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place on January 1, 2004. See “Pro Forma Net Sales, Income (Loss) before Taxes and Adjusted EBITDA” below. The results of operations on a pro forma basis also assumes the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place on January 1, 2004.

General

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We operate through six business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Specialty Compounds; and (6) Electronics. Of these six segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments and Advanced Ceramics in the Dynamit Nobel Acquisition.

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

We are focused on growth, productivity, cost reduction, margin expansion and debt reduction. In connection with this focus, among other things:

•                   We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. For example, during the first quarter of 2006, we closed facilities in the United States and the U.K. in our Wafer Reclaim business in our Electronics segment. We have also announced the consolidation in 2007 of several U.K. facilities resulting from the recent acquisition by our Specialty Compounds segment. We also implemented other restructuring measures in our other segments, including the closure of our Baulking, U.K. facility in our Clay-based Additives business;

•                    We reduced our net working capital as a percentage of net sales by implementing more effective systems to monitor working capital, augmenting further our “just-in-time” inventory management and creating incentives for managers to focus on working capital management;

•                    We implemented stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital is in line with both capacity and market demands. We closely monitor capital expenditures in all of our segments; and

•                   We completed the sale of our Groupe Novasep subsidiary in January 2007 and our United States Wafer Reclaim business in February 2007.

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

Specialty Chemicals

•                    Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2005, we benefited from a growth in demand for most of the markets and regions we serve, especially in the aerospace and automotive industry which continued in 2006. Despite the less favorable automotive conditions in the U.S., we have been able to sustain sales growth in our global automotive business due to market penetration as our business primarily focuses on the European automobile industry market. Growth in the Surface Treatment business occurred in 2006 in all markets and regions served, especially in the aerospace and coil industries, as price and volume increases offset raw material cost increases. We expect the Surface Treatment business to grow in 2007 in all markets as price and volume increases are expected to offset raw material cost increases and higher personnel costs to support the continuing growth of the business.

•                    Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served provided increasing price trends for lithium salts in 2005 and 2006. Growth in the Fine Chemicals business occurred in 2006 in most market segments, especially driven by lithium salt applications through price increases and strong demand for lithium applications, particularly sales of butyllithium, specialty products to the pharmaceutical industry and lithium battery products. Tight supplies in the global market and unfavorable weather conditions at the lithium ponds in Chile in early 2006 led to shortages in lithium salts as a raw material and customer demand for lithium carbonate was not completely satisfied. Although we expect shortages for lithium carbonate to continue for 2007, growth in the Fine Chemicals business is expected in all market segments, particularly driven by lithium salt applications through price increases and higher demand for lithium specialties.

Performance Additives

•                    Although the growth in demand in the North American construction market in general has slowed, sales in our Color Pigments and Services business in North America increased in 2006 on higher construction volumes and selling price increases that were necessary to recover raw material and energy cost increases. Generally, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. Growth in North America in 2007 is expected in all markets, especially in the construction market on higher volumes and selling price increases to offset raw material and energy cost increases. Demand for treated wood was negatively impacted in 2006 by the increasing use of wood substitutes and we expect this trend to continue in 2007.

•       Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market and, as a result, we experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005 and 2006. European construction sales in our Color Pigments and Services business increased slightly in 2006 as the higher selling prices necessary to recover raw material and energy cost increases offset lower volumes. European construction sales in 2007 are expected to increase on higher selling prices and increased volumes resulting from a stronger European economy.

•                      The change in the market to environmentally advanced wood treatment chemical products, such as ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use had a positive impact on our Timber Treatment Chemicals business in 2005, which is a leading supplier of these higher margin products. However, in the Timber Treatment Chemicals business, our ACQ market position was negatively impacted in 2006 by some customer losses and competitive pricing pressure. In addition, the expiration of the ACQ patent in May 2007 could have a negative impact on our ACQ market position, sales and margins.

•                      Our Clay-based Additives business supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets. For 2006, the major drivers of growth in the Clay-based Additives business have been the acquisition of Süd-Chemie’s rheological additives and carbonless clay businesses, continued strength in oilfield sales and growth in additives for water-based coatings. Growth is expected in 2007 from continued strength in oilfield, coatings and inks sales.

•                      Raw material costs have increased in general in the Performance Additives segment since 2004 and continue to trend upward. In the Color Pigments and Services business, selling price increases were initiated to partially offset the increases in raw material and energy costs and we expect to continue to implement increases in 2007. In 2006, the Timber Treatment Chemicals business experienced record high costs for copper, a primary component in the ACQ production process. Costs of mono-ethanolamine were also higher in 2006. The business was unable to pass on these increased material costs to customers in 2006, but selling price increases are expected to be implemented in 2007 to partially offset raw material cost increases. In the Clay-based Additives business, price increases were implemented in 2005 in selective product lines and continued in 2006 in a majority of product lines to partially offset energy and raw material cost increases. Further price increases are expected in 2007 as needed to offset any additional increases in raw material and energy costs.

Titanium Dioxide Pigments

•                      Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. We experienced an unexpected decrease in volume of our titanium dioxide products in anatase grade in 2005 due, in part, to the lower cost of cotton, which negatively affected demand for synthetic fibers and in turn our products. Volumes and selling prices in the fiber anatase business increased in 2006 and are expected to continue to increase in 2007. Our functional additives business increased in 2006 on higher selling prices and volumes, which is expected to continue in 2007.

•                      Throughout 2005 and 2006, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Sales of titanium dioxide products in rutile grade were down slightly in 2006 as lower volumes were partially offset by higher selling prices. Sales of titanium dioxide products in rutile grade are expected to increase in 2007 on higher volumes and some selling price increases.

Advanced Ceramics

•                      Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year from 2001 through 2005. However, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals. As a result, demand stabilized which resulted in lower volumes in 2006. Growth of our medical device applications is expected in 2007 on higher volumes and slightly higher selling prices.

•                      Sales of ceramic products for use in cutting tool products and mechanical systems were higher in 2006 as volume increases were partially offset by the negative impact of pricing pressure from Asian competitors. Growth of ceramic products for use in cutting tool products and mechanical systems is expected in 2007 on higher volumes and increased market share. Selling prices in our electronic products business as well as for some Piezo applications were lower in 2006. In 2007, sales of our electronics products business is expected to decrease on lower volumes.

Sales of our Piezo applications are expected to be higher in 2007 from increased volumes partially offset by continued lower selling prices for tape-related products.

Specialty Compounds

•                      Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales for these wire and cable products were up slightly in 2006 and are expected to be higher in 2007 primarily due to the acquisition of the Megolon division of Scapa Group, plc. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.

•                      Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. Our net sales in medical and regulated packaging and consumer/industrial thermoplastic elastomers were up in 2006. Expectations are for continued growth in these markets for 2007. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear.

•                      The price of ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, have increased since 2004. Selling price increases were successfully initiated in 2005 and 2006 to help offset the raw materials price increase to help compensate for the higher raw material costs. Raw material prices are not expected to be as volatile in 2007.

Electronics

•                      Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2006 and we expect sales to continue to rise in 2007 driven by strong demand for consumer electronics, including cell phones and PC’s. The printed circuit board industry in the United States and Europe declined in 2005, but improved in 2006, while the market in Asia experienced significant growth during this period. Despite the declines in the United States and Europe in 2005, volumes in our electronic chemicals business increased in 2005 and 2006, particularly in Asia, which provides nearly half of the global market. We expect this trend to continue in 2007.

•                      The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, we have experienced pricing pressure in certain businesses, particularly with respect to photomasks in Europe due to very aggressive competition. We expect that this pricing pressure will continue during 2007.

Global Exposure

We operate a geographically diverse business. Of our 2006 net sales, 49% were shipments to Europe, 34% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.”

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 88 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the twelve months ended December 31, 2006, the average exchange rate of the euro against the U.S. dollar was higher compared to the same period in 2005. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 53% of our 2006 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2006. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In particular, record high prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment had a negative impact on results in 2006. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2006, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices were volatile and continued to increase in North America in 2006. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2006.

Income Taxes

As of December 31, 2006, the Company has U.S. federal and foreign Corporate tax loss carryforwards (excluding state and local amounts) of approximately $456.6 million, of which $285.4 million expire in years 2007 through 2026 and of which $171.2 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $281.0 million, of which $265.2 million expire in 2020 and beyond. The Company also has state and local tax loss carryforwards of approximately $204.1 million expiring in years 2007 through 2026.

The Company has increased its worldwide valuation allowance during 2006 by $49.2 million, from $50.9 million on a continuing operations basis to $100.1 million primarily due to increases in the U.S. valuation allowance due to the increase in U.S. deferred tax assets. The increase consists of $1.5 million recorded to goodwill in connection with prior year acquisitions, $31.0 million recorded to other comprehensive income and $16.1 recorded as an expense to continuing operations. The remainder relates to foreign currency fluctuations.

Acquisitions

During the periods presented, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 5, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges, along with certain other items, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the business segments acquired in the Dynamit Nobel Acquisition as well as in connection with the IPO. These items include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the years ended December 31, 2006, 2005 and 2004.

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

Definition of Adjusted EBITDA

The presentation of consolidated Adjusted EBITDA contained in this report is calculated using the definition set forth in the senior secured credit agreement as a basis and reflects management’s interpretations thereof, including treatment of discontinued operations. Adjusted EBITDA, which is referred to under the senior secured credit agreement as “Consolidated EBITDA,” is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof, including treatment of discontinued operations. Specifically, calculation of Adjusted EBITDA according to the indentures underlying our 2011 Notes and 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because our senior secured credit agreement and indentures governing the 2011 Notes and 2014 Notes contain financial covenants that are determined based on Adjusted EBITDA. These covenants are material terms of these agreements, because they govern substantially all of our long-term debt, which in turn represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our senior secured credit facilities—our maximum total leverage ratio and our minimum interest coverage ratio, in particular—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead to the noteholders accelerating the maturity of the 2011 Notes and the 2014 Notes. In addition, if we cannot satisfy these financial covenants in the indentures governing the 2011 Notes and 2014 Notes, we cannot engage in certain activities, such as incurring additional indebtedness or making certain payments. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief operating decision maker to evaluate the ongoing performance of our business segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof, including treatment of discontinued operations.

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

•                      depreciation, amortization, non-cash (gains) charges and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment and intangible assets which permit us to manufacture and/or market our products; these items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes; and

•       the results of our Groupe Novasep segment that was sold in January 2007 have been reported as a discontinued operation for all periods presented.

An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income (loss) or income (loss) before taxes or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this Annual Report. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2006, 2005 and 2004), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income before taxes on a segment basis.

	Year Ended December 31,
($ in millions)	2006	2005	2004
Statement of operations data:
Net sales:
Specialty Chemicals	$918.3	$842.0	$321.1
Performance Additives	766.3	680.7	630.9
Titanium Dioxide Pigments	441.1	430.5	175.7
Advanced Ceramics	389.6	369.6	146.3
Specialty Compounds	251.0	237.5	200.4
Electronics	208.9	181.8	168.1
Total net sales	2,975.2	2,742.1	1,642.5

Gross profit	930.0	865.1	456.8
	31.3%	31.5%	27.8%
Selling, general and administrative expenses	584.6	522.7	314.6
	19.6%	19.1%	19.2%
Impairment charges	2.2	0.4	11.0
Restructuring charges, net	5.2	15.4	1.1
Management services termination fee	—	10.0	—
Other, net	(0.2)	(4.4)	—
Operating income (loss):
Specialty Chemicals	155.0	127.6	16.3
	16.9%	15.2%	5.1%
Performance Additives	86.2	106.5	115.4
	11.2%	15.6%	18.3%
Titanium Dioxide Pigments	50.3	50.4	16.0
	11.4%	11.7%	9.1%
Advanced Ceramics	68.0	64.1	2.8
	17.5%	17.3%	1.9%
Specialty Compounds	21.9	21.3	20.7
	8.7%	9.0%	10.3%
Electronics	17.4	8.5	(3.2)
	8.3%	4.7%	-1.9%
Corporate costs	(60.6)	(57.4)	(37.9)
Total operating income	338.2	321.0	130.1
Other income (expenses):
Interest expense, net	(195.7)	(209.3)	(161.1)
Loss on early extinguishment of debt	—	(26.6)	—
Refinancing expenses	—	(1.0)	(27.1)
Foreign exchange gain (loss), net	8.6	114.5	(126.2)
Other, net	1.8	2.6	(2.8)
Income (loss) before taxes	152.9	201.2	(187.1)
Income tax provision	72.6	64.2	27.1
Net income (loss) from continuing operations	80.3	137.0	(214.2)
Income (loss) from discontinued operations, net of tax	27.9	(44.2)	(1.9)
Minority interest in discontinued operations	(5.2)	3.0	—
Net income (loss)	$103.0	$95.8	$(216.1)
Adjusted EBITDA:
Specialty Chemicals	$206.6	$174.2	$60.0
	22.5%	20.7%	18.7%
Performance Additives	134.1	148.3	149.2
	17.5%	21.8%	23.6%
Titanium Dioxide Pigments	88.5	86.6	37.8
	20.1%	20.1%	21.5%
Advanced Ceramics	104.8	93.8	35.8
	26.9%	25.4%	24.5%
Specialty Compounds	31.7	29.5	28.8
	12.6%	12.4%	14.4%
Electronics	36.5	26.9	28.9
	17.5%	14.8%	17.2%
Corporate costs	(49.0)	(40.3)	(28.7)
Adjusted EBITDA from continuing operations	553.2	519.0	311.8
Discontinued operations	68.3	51.9	20.6
Total Adjusted EBITDA	$621.5	$570.9	$332.4

	Change: 2006 versus 2005				Change: 2005 versus 2004
								Acquisition
		%	FX			%	FX	Divestitures,
($ in millions)	Total	Change	Effect (a)	Organic	Total	Change	Effect (a)	net	Organic
Statement of operations data:
Net sales:
Specialty Chemicals	$76.3	9.1%	$2.2	$74.1	$520.9	162.2%	$(9.6)	$505.7	$24.8
Performance Additives	85.6	12.6	1.6	84.0	49.8	7.9	0.3	42.4	7.1
Titanium Dioxide Pigments	10.6	2.5	3.1	7.5	254.8	145.0	(9.6)	249.0	15.4
Advanced Ceramics	20.0	5.4	3.9	16.1	223.3	152.6	(6.0)	219.2	10.1
Specialty Compounds	13.5	5.7	2.2	11.3	37.1	18.5	0.7	—	36.4
Electronics	27.1	14.9	1.2	25.9	13.7	8.1	1.7	—	12.0
Total net sales	233.1	8.5	14.2	218.9	1,099.6	66.9	(22.5)	1,016.3	105.8
Gross profit	64.9	7.5	4.5	60.4	408.3	89.4	(8.0)	358.8	57.5

Selling, general and administrative expenses	61.9	11.8	3.0	58.9	208.1	66.1	(6.5)	213.0	1.6
Impairment charges	1.8			1.8	(10.6)				(10.6)
Restructuring charges	(10.2)			(10.2)	14.3				14.3
Management services termination fee	(10.0)			(10.0)	10.0				10.0
Other, net	4.2			4.2	(4.4)				(4.4)
Total operating expenses	47.7	8.7	3.0	44.7	217.4	66.5	(6.5)	213.0	10.9
Operating income (loss):
Specialty Chemicals	27.4	21.5	0.1	27.3	111.3	682.8	(1.0)	77.3	35.0
Performance Additives	(20.3)	(19.1)	(0.1)	(20.2)	(8.9)	(7.7)	1.6	3.6	(14.1)
Titanium Dioxide Pigments	(0.1)	(0.2)	0.5	(0.6)	34.4	215.0	(1.1)	28.7	6.8
Advanced Ceramics	3.9	6.1	1.0	2.9	61.3	2,189.3	(1.3)	36.2	26.4
Specialty Compounds	0.6	2.8	0.1	0.5	0.6	2.9	0.2	—	0.4
Electronics	8.9	104.7	—	8.9	11.7	365.6	(0.2)	—	11.9
Corporate costs	(3.2)	(5.6)	(0.1)	(3.1)	(19.5)	(51.5)	0.3	—	(19.8)
Total	17.2	5.4	1.5	15.7	190.9	146.7	(1.5)	145.8	46.6
Other income (expenses):
Interest expense, net	13.6	(6.5)	(0.4)	14.0	(48.2)	29.9	(2.0)	—	(46.2)
Loss on early extinguishment of debt	26.6				(26.6)
Refinancing expenses	1.0				26.1
Foreign exchange gain (loss), net	(105.9)				240.7
Other, net	(0.8)				5.4
Income (loss) before taxes:
Specialty Chemicals	20.7				96.5
Performance Additives	(12.8)				(2.4)
Titanium Dioxide Pigments	2.9				19.9
Advanced Ceramics	2.3				47.9
Specialty Compounds	(9.8)				1.3
Electronics	10.8				15.3
Corporate costs	(62.4)				209.8
Total	(48.3)				388.3
Income tax provision	8.4				37.1

Net income (loss) from continuing operations	(56.7)				351.2
Income (loss) from discontinued operations, net of tax	72.1				(42.3)

Minority interest in discontinued operations	(8.2)				3.0
Net income (loss)	$7.2				$311.9
Adjusted EBITDA:
Specialty Chemicals	$32.4	18.6%	$0.6	$31.8	$114.2	190.3%	$(2.1)	$105.2	$11.1
Performance Additives	(14.2)	(9.6)	0.1	(14.3)	(0.9)	(0.6)	1.0	5.8	(7.7)
Titanium Dioxide Pigments	1.9	2.2	0.9	1.0	48.8	129.1	(1.9)	50.3	0.4
Advanced Ceramics	11.0	11.7	1.4	9.6	58.0	162.0	(2.1)	53.3	6.8
Specialty Compounds	2.2	7.5	0.3	1.9	0.7	2.4	0.2	—	0.5
Electronics	9.6	35.7	0.1	9.5	(2.0)	(6.9)	—	—	(2.0)
Corporate costs and eliminations	(8.7)	(21.6)	—	(8.7)	(11.6)	(40.4)	(0.1)	—	(11.5)
Adjusted EBITDA from continuing operations	34.2	6.6	3.4	30.8	207.2	66.5	(5.0)	214.6	(2.4)
Discontinued operations	16.4	31.6	0.5	15.9	31.3	151.9	(1.7)	36.5	(3.5)
Total Adjusted EBITDA	$50.6	8.9%	$3.9	$46.7	$238.5	71.8%	$(6.7)	$251.1	$(5.9)

(a)   The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

Actual year ended December 31, 2006 compared to actual year ended December 31, 2005

Net sales increased $233.1 million for the year ended December 31, 2006 compared with the same period in 2005 as a result of sales increases in all segments. In particular, our Specialty Chemicals segment had higher sales on increased volumes and selling prices to offset higher raw material costs. In addition, our Electronics segment posted solid results on increased sales volumes to the printed circuit board and semiconductor markets. Net sales in our Performance Additives segment benefited from the impact of the acquisition of the Süd-Chemie businesses at the end of 2005 and higher selling prices to offset higher raw material and energy costs. Lastly, net sales in our Advanced Ceramics segment were up primarily from increased volumes of mechanical systems and mechanical and electronic applications. See further discussion by segment below.

We also had increased operating income and Adjusted EBITDA in 2006 primarily due to the sales increases noted above. Operating income and Adjusted EBITDA results were negatively impacted by higher raw material and energy costs in all businesses, particularly from the impact of record high copper costs in 2006 in our Timber Treatment Chemicals business in our Performance Additives segment, higher zinc, phosphoric acid and lithium solvent costs in our Specialty Chemicals segment, higher AOM, PVC resin and plasticizer costs in our Specialty Compounds segment and higher zinc and slag costs in our Titanium Dioxide segment.

Net income from continuing operations decreased $56.7 million for the year ended December 31, 2006 compared with the same period in the prior year primarily due to a decrease in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt and higher raw material and energy costs. In October 2005, we designated the majority of our euro-denominated debt as a net investment hedge. As a result, since October 1, 2005, foreign exchange gains and losses are recorded in accumulated other comprehensive income within stockholders’ equity for as long as the hedge remains effective. This was partially offset by increased net sales, the loss on early extinguishment of debt of $26.6 million recorded in 2005 and the management services agreement termination fee of $10.0 million recorded in 2005.

Income from discontinued operations, net of tax and minority interest, increased $63.9 million for the year ended December 31, 2006 compared with the same period in the prior year primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and an impairment charge of $44.7 million recorded in 2005 related to the downsizing of the Rohner manufacturing facility. This was partially offset by the pre-tax loss of $11.5 million recorded in 2006 in connection with the sale of Rohner. See Note 2, “Discontinued Operations,” for further details.

Net income increased $7.2 million for the year ended December 31, 2006 compared with the same period in the prior year primarily due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales for our Specialty Chemicals segment increased $76.3 million over the prior year, primarily on higher volumes in the Surface Treatment business, and higher selling prices of $29.8 million in the Fine Chemicals businesses and $11.0 million in the Surface Treatment business. Net sales in the Surface Treatment business were favorably impacted by growth in all markets and regions, particularly in general industrial and coil applications. In the Fine Chemicals business, strong demand for lithium applications, particularly sales of butyllithium to the pharmaceutical industry, lithium specialty compounds and lithium battery products, continued to have a favorable impact on sales. Unfavorable weather conditions at our lithium ponds in Chile in early 2006 had a negative impact on sales volumes.

Performance Additives.   Net sales for our Performance Additives segment increased $85.6 million over the prior year primarily due to higher selling prices ($17.7 million) and volumes. Higher selling prices were reported in all businesses, particularly the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs. Volumes were up primarily in the Clay-based Additives, Water Treatment Chemicals and Color Pigments and Services businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased coatings and inks and oilfield sales. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products and surface water products. Higher construction volumes in North America in our Color Pigments and Services business also had a favorable impact on net sales. Lower volumes of ACQ products in our Timber Treatment Chemicals business had a negative impact on sales year over year.

Titanium Dioxide Pigments.   Net sales for our Titanium Dioxide Pigments segment increased $10.6 million over the prior year. The increase was primarily due to higher selling prices of our titanium dioxide products in anatase and rutile grade, as well as volume and selling price increases in our functional additives products. In addition, currency changes of $3.1 million had a positive impact on net sales.

Advanced Ceramics.   Net sales for our Advanced Ceramics segment increased $20.0 million over the prior year. The increase was due to increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications and the positive impact of currency changes ($3.9 million). This increase was partially offset by lower volumes of medical products and selling price declines of $4.9 million primarily in Piezo and electronic applications.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $13.5 million over the prior year primarily due to the impact of higher selling prices of $12.3 million to offset higher raw material costs, a favorable product mix and the impact of positive currency changes ($2.2 million), partially offset by lower sales volumes. Lower volumes of wire and cable, automotive and footwear products had a negative impact on net sales.

Electronics.   Net sales for our Electronics segment increased $27.1 million over the prior year primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. This increase was partially offset by lower volumes in the Wafer Reclaim business primarily due to the closure of our U.K. facility in January 2006 and the closure of one of our U.S. facilities in March 2006.

Gross profit

Gross profit increased $64.9 million over the prior year primarily due to the sales increases noted above. This was partially offset by raw material cost increases, particularly from the impact of record high copper costs in our Timber Treatment Chemicals business in the Performance Additives segment, higher zinc and slag costs in the Titanium Dioxide segment, PVC resin and AOM cost increases in the Specialty Compounds segment and higher zinc, phosphoric acid and lithium solvent costs in the Specialty Chemicals segment, and higher energy costs. Gross profit as a percentage of net sales was 31.3% in the year ended December 31, 2006 versus 31.5% in the year ended December 31, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $61.9 million primarily due to higher SG&A costs in a number of our segments related to increased sales volumes. In addition, higher Corporate costs to meet the requirements of being a public company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation resulted in higher SG&A costs. SG&A expenses as a percentage of net sales were 19.6% in the year ended December 31, 2006 as compared to 19.1% for the year ended December 31, 2005.

Impairment charges

We recorded an impairment charge of $2.2 million in 2006 related to the writedown of machinery and equipment in the Fine Chemicals division of the Specialty Chemicals segment. In 2005, we recorded an impairment charge of $0.4 million for a plant closure in our Color Pigments and Services business within our Performance Additives segment. See Note 17, “Impairment Charges,” for further details.

Restructuring charges, net

We recorded $5.2 million of restructuring charges in the year ended December 31, 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Electronics segments for headcount reductions and facility closures. We recorded $15.4 million of restructuring charges in the year ended December 31, 2005 for miscellaneous restructuring actions, primarily in the Electronics segment relating to the Wafer Reclaim restructuring. In addition, restructuring charges were recorded in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. See Note 18, “Restructuring Liability,” for further details.

Management services agreement termination fee

In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Other, net

We recorded gains of $0.2 million and $4.4 million for the years ended December 31, 2006 and 2005, respectively, related to asset sales.

Operating income

Specialty Chemicals.   Operating income for our Specialty Chemicals segment increased $27.4 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and lower restructuring costs of $2.2 million. This increase was partially offset by higher raw material costs of $17.7 million primarily related to zinc, phosphoric acid and lithium solvents, higher selling, general and administrative expenses of $10.1 million primarily related to the increased sales volumes and higher depreciation and amortization costs of $2.8 million.

Performance Additives.   Operating income decreased $20.3 million over the prior year primarily from higher raw material costs of $34.8 million, particularly copper costs in the Timber Treatment Chemicals business that were at record highs and higher energy costs of $6.5 million. Lower volumes of ACQ products in our Timber Treatment Chemicals business and higher depreciation and amortization costs of $9.3 million primarily related to the acquisition of the Süd-Chemie businesses also had an unfavorable impact on operating income. The above decreases in operating income were partially offset by increased sales and lower restructuring costs of $5.1 million.

Titanium Dioxide Pigments.   Operating income for our Titanium Dioxide Pigments segment decreased $0.1 million over the prior year due to higher energy costs of $7.9 million for natural gas and electricity, higher raw material costs of $7.1 million related to cost increases for zinc and slag and increased depreciation and amortization costs of $2.0 million. This was partially offset by higher selling prices of our titanium dioxide products in anatase and rutile grade and volume and price increases in our functional additives products.

Advanced Ceramics.   Operating income for our Advanced Ceramics segment increased $3.9 million over the prior year primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications. Currency changes of $1.0 million also had a favorable impact on operating income. This increase was partially offset by lower volumes of medical products, selling price declines of $4.9 million primarily in Piezo and electronic applications, increased depreciation and amortization costs of $3.3 million, gains related to asset sales of $2.9 million recorded in 2005 and higher energy costs of $2.6 million.

Specialty Compounds.   Operating income increased $0.6 million primarily due to the impact of higher selling prices of $12.3 million to offset higher raw material costs and a favorable product mix. This increase was partially offset by higher AOM, PVC resin and plasticizer raw material costs of $8.7 million, higher energy costs of $1.0 million and lower sales volumes. Higher systems organization and establishment expenses of $0.9 million and higher depreciation and amortization expenses of $0.4 million also had a negative impact on operating income.

Electronics.   Operating income increased $8.9 million over the prior year primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. Lower restructuring costs of $1.9 million also had a favorable impact on operating income. This increase was partially offset by increased selling, general and administrative expenses of $1.6 million related to increased volumes and increased depreciation and amortization costs of $1.6 million.

Corporate.   Operating loss at Corporate increased $3.2 million primarily due to higher Corporate costs to meet the requirements of being a public company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation. This increase was partially offset by the management services agreement termination fee of $10.0 million incurred in the third quarter of 2005.

Other income (expenses)

Interest expense, net.   Interest expense, net, decreased $13.6 million in the year ended December 31, 2006 compared to the same period in 2005. The years ended December 31, 2006 and 2005 included gains of $7.2 million and $22.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $9.7 million and $10.7 million, respectively, of amortization expense related to deferred financing costs. The remaining change of $27.8 million was primarily due to lower interest expense related to debt repaid with IPO proceeds.

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

Foreign exchange gain, net.   In the year ended December 31, 2006, we had foreign exchange gains of $8.6 million compared to foreign exchange gains of $114.5 million recorded in the year ended December 31, 2005. Foreign exchange gains were recorded in 2005 reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of September 30, 2005 versus December 31, 2004. On October 1, 2005, we designated the majority of this debt as a net investment hedge. As a result, since October 1, 2005, foreign currency gains and losses resulting from changes in the U.S. dollar to the euro are recorded in accumulated other comprehensive income within stockholders’ equity and are not reported in the statement of operations for as long as the hedge remains effective.

Other, net.   For the year ended December 31, 2006, we recorded $1.8 million of income primarily related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment ($1.6 million). We recorded $2.6 million of income for the year ended December 31, 2005 which included the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2006 was 47.5%. We recorded an income tax provision of $72.6 million for the year ended December 31, 2006. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance primarily related to U.S. operations and favorably impacted by the foreign rate differential. The effective income tax rate for the year ended December 31, 2005 was 31.9% and was favorably impacted by the reversal of valuation allowances primarily related to the U.S. and the U.K.

Net income from continuing operations

Net income from continuing operations for the year ended December 31, 2006 was $80.3 million as compared to net income from continuing operations of $137.0 million for the year ended December 31, 2005 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations increased to $27.9 million for the year ended December 31, 2006 compared to a loss of $44.2 million for the year ended December 31, 2005 primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and an impairment charge of $44.7 million recorded in 2005 related to the downsizing of the Rohner manufacturing facility. This was partially offset by the pre-tax loss of $11.5 million recorded in 2006 in connection with the sale of Rohner.

Minority Interest from discontinued operations

Minority interest from discontinued operations represents the minority interest portion of the Groupe Novasep net income for the year ended December 31, 2006 and the Groupe Novasep net loss for the year ended December 31, 2005.

Net income

Net income for the year ended December 31, 2006 was $103.0 million as compared to net income of $95.8 million for the year ended December 31, 2005 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $32.4 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses. This increase was partially offset by higher raw material costs and higher selling, general and administrative expenses as discussed above in operating income.

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $14.2 million over the prior year primarily from higher raw material and energy costs. Lower volumes of ACQ products in our Timber Treatment Chemicals business also had an unfavorable impact. These decreases were partially offset by increased sales.  See discussion above in operating income for further details.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $1.9 million over the prior year due to higher selling prices of our titanium dioxide products in anatase and rutile grade, as well as volume and price increases in our functional additives products. Currency changes of $0.9 million also had a favorable impact on Adjusted EBITDA. This increase was partially offset by increased energy costs for natural gas and electricity and higher raw material costs as discussed above in operating income.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $11.0 million over the prior year primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications. Currency changes of $1.4 million also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower volumes of medical products, selling price declines and higher energy costs. See discussion above in operating income for further details.

Specialty Compounds.   Adjusted EBITDA increased $2.2 million primarily due to the impact of higher selling prices to offset higher raw material costs and a favorable product mix. This increase was partially offset by higher AOM, PVC resin and plasticizer raw material costs, higher energy costs and lower sales volumes. See discussion above in operating income for further details.

Electronics.   Adjusted EBITDA increased $9.6 million over the prior year primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. This increase was partially offset by increased selling, general and administrative expenses related to increased volumes. See discussion above in operating income for further details.

Corporate.   Adjusted EBITDA loss at Corporate increased $8.7 million primarily due to higher Corporate costs to meet the requirements of being a public company including external and internal audit costs of Section 404 of Sarbanes-Oxley, as well as higher incentive compensation.

Discontinued operations. Adjusted EBITDA from discontinued operations increased $16.4 million over the prior year primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and losses on foreign currency derivatives in the year ended December 31, 2005.

Actual year ended December 31, 2005 compared to actual year ended December 31, 2004

Net sales increased $1,099.6 million for the year ended December 31, 2005 compared to the same period in 2004 primarily as a result of the acquisitions made in 2004 ($1,016.3 million). The sales improvement was also a result of increases in all segments. In particular, our Specialty Compounds segment had solid sales growth primarily due to higher selling prices to offset increased raw material costs and increased volumes of wire and cable products. In addition, our Specialty Chemicals segment had increased sales on increased volumes and higher selling prices to offset higher raw material costs. Net sales in our Titanium Dioxide Pigments segment were also up due to increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products. Sales in our Advanced Ceramics segment were up on increased volumes of medical products and a favorable mix of Piezo applications.

We also experienced increased operating income and Adjusted EBITDA in 2005 primarily due to the acquisitions made in 2004. Operating income was up $190.9 million and Adjusted EBITDA was up $238.5 million from the prior year. Operating income and Adjusted EBITDA results were negatively impacted by rising raw material costs in several businesses including among others, PVC resin and other raw material cost increases in the Specialty Compounds segment and the cost of copper in the Timber Treatment Chemicals business of the Performance Additives segment. Operating income and Adjusted EBITDA were also negatively impacted by higher energy costs in the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment and in our Titanium Dioxide Pigments segment.

Net income from continuing operations increased $351.2 million for the year ended December 31, 2005 compared with the same period in the prior year primarily due to an increase in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of December 31, 2005 versus December 31, 2004 (versus losses recorded in the same period in the prior year).

Loss from discontinued operations, net of tax and minority interest, increased $39.3 million for the year ended December 31, 2005 compared with the same period in the prior year primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and an impairment charge of $44.7 million recorded in 2005 related to the downsizing of the Rohner manufacturing facility. See Note 2, “Discontinued Operations,” for further details.

Net income increased $311.9 million for the year ended December 31, 2005 compared with the same period in the prior year primarily due to reasons noted above.

Net sales

Net sales increased to $2,742.1 million, or 67% in 2005 from $1,642.5 million in 2004, primarily due to the acquisitions made in 2004 ($1,016.3 million). Net sales were also up in all segments, as discussed below.

Specialty Chemicals.   Net sales for our Specialty Chemicals segment increased $520.9 million over the prior year primarily due to acquisitions in 2004 ($505.7 million), partially offset by the impact of currency changes ($9.6 million). The remaining increase was primarily due to higher volumes and higher selling prices to offset higher raw material costs in both the Fine Chemicals and Surface Treatment businesses. Sales in the Surface Treatment business were favorably impacted by growth in most markets and regions served, particularly in Europe in the aerospace and automotive industries. Strong Lithium applications, particularly in the glass, pharmaceutical and cosmetics industries, continued to have a favorable impact on sales in the Fine Chemicals business.

Performance Additives.   Net sales for our Performance Additives segment increased $49.8 million over the prior year primarily due to acquisitions in 2004 ($42.4 million). The remaining increase was due to higher selling prices ($18.4 million) to offset higher raw material costs. This was partially offset by lower volumes, primarily in the Timber Treatment Chemicals business on soft demand in the treated wood market, in the Color Pigments and Services business on lower demand for construction products in Europe and in the Clay-based Additives business on lower sales to the carbonless copy paper market in Europe.

Titanium Dioxide Pigments.   Net sales for our Titanium Dioxide Pigments segment increased $254.8 million versus the prior year primarily due to acquisitions in 2004 ($249.0 million), partially offset by the impact of currency changes ($9.6 million). The remaining increase was primarily due to increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase grade due to weaker demand in the synthetic fiber market as a result of historically low cotton prices.

Advanced Ceramics.   Net sales for our Advanced Ceramics segment increased $223.3 million over the prior year primarily due to acquisitions in 2004 ($219.2 million), partially offset by the impact of currency changes ($6.0 million). The remaining increase was primarily due to increased volumes of medical products due to higher demand for ceramic hip replacement components and a better mix of Piezo applications, partially offset by selling price declines in electronic applications.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $37.1 million over the prior year primarily due to higher selling prices ($20.8 million) to offset higher raw material costs and stronger sales volume in our wire and cable compounds business.

Electronics.   Net sales for our Electronics segment increased $13.7 million over the prior year with $1.7 million due to currency changes. The remaining increase was primarily due to increased sales volumes in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets, as well as increased demand for cell phone and personal computer products, partially offset by $2.6 million in selling price declines and lower volumes in the Wafer Reclaim business.

Gross profit

Gross profit increased $408.3 million primarily due to acquisitions in 2004 ($358.8 million), partially offset by the impact of currency changes ($8.0 million). The remaining increase of $57.5 million was primarily due to the sales increases noted above and a $53.8 million charge to cost of products sold (inventory write-up reversal) in 2004 related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. This was partially offset by raw material cost increases, including $20.3 million in the Specialty Compounds segment primarily due to PVC resin and AOM cost increases and $18.4 million in the Performance Additives segment, including higher copper costs. In addition, higher manufacturing costs of $5.3 million in the Electronics segment had a negative impact on gross profit.

Gross profit as a percentage of net sales was 31.5% for 2005 versus 27.8% for 2004 due to the inventory write-up reversal of $53.8 million recorded in 2004 related to acquisitions and the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses, offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses. This was partially offset by the impact of the higher raw material and manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $208.1 million primarily due to acquisitions in 2004 ($213.0 million), partially offset by the impact of currency changes ($6.5 million). The remaining increase was primarily due to higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above, higher special charges including CCA litigation ($1.2 million) and higher cancelled acquisition and disposition costs ($0.7 million). SG&A expenses as a percentage of net sales were 19.1% for 2005 and 19.2% for 2004.

Impairment charges

In the fourth quarter of 2005, we recorded an impairment charge of $0.4 million for a plant closure in our Color Pigments and Services business within our Performance Additives segment.

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

Restructuring charges, net

We recorded $15.4 million of restructuring charges in 2005 for miscellaneous restructuring actions, primarily in the Electronics segment relating to the wafer reclaim restructuring and in the Performance Additives segment related to the closure of the Baulking, United Kingdom facility in the Clay-based Additives business. In addition, restructuring charges were recorded in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in 2005 related to the restructuring of the Wafer Reclaim business in our Electronics segment. We recorded $1.1 million of restructuring charges in 2004 for miscellaneous restructuring actions.

Management services agreement termination fee

In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Other, net

We recorded income of $4.4 million for the year ended December 31, 2005 related to asset sales. This included a gain of $1.7 million related to the sale and leaseback of a facility in our Specialty Chemicals segment. See Note 19, “Sale and Leaseback,” for further details.

Operating income

Specialty Chemicals.   Operating income for our Specialty Chemicals segment increased $111.3 million over the prior year primarily due to acquisitions in 2004 ($77.3 million). The remaining increase of $34.0 million was primarily due to higher sales volumes and selling prices in both the Fine Chemicals and Surface Treatment businesses and an inventory write-up reversal charge of $25.4 million recorded in 2004, partially offset by higher raw material costs and the impact of currency changes ($1.0 million).

Performance Additives.   Operating income decreased $8.9 million despite the favorable impact of acquisitions in 2004 ($3.6 million) and the impact of currency changes ($1.6 million). The remaining decrease was primarily due to higher raw material costs of $18.4 million, including higher copper costs, lower sales volumes of $10.6 million, an increase of $6.2 million of restructuring and impairment charges and higher energy costs. This was partially offset by increased sales on higher selling prices of $18.4 million and lower selling, general and administrative expenses of $5.3 million.

Titanium Dioxide Pigments.   Operating income for our Titanium Dioxide Pigments segment increased $34.4 million versus the prior year primarily due to acquisitions in 2004 ($28.7 million). Increased volumes of our titanium dioxide products in rutile grade, higher volumes of certain recycling products and an inventory write-up reversal charge of $6.6 million recorded in 2004 were partially offset by decreased volumes of our titanium dioxide products in anatase grade and the impact of currency changes of $1.1 million.

Advanced Ceramics.   Operating income for our Advanced Ceramics segment increased $61.3 million over the prior year primarily due to acquisitions in 2004 ($36.2 million). The remaining increase was primarily due to increased volumes of medical products, a better mix of Piezo applications and an inventory write-up reversal charge of $20.8 million recorded in 2004, partially offset by selling price declines, increased manufacturing and raw material costs, higher depreciation and amortization costs of $5.0 million and increased restructuring costs of $2.6 million.

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

Corporate.   Operating loss at Corporate increased $19.5 million primarily due to the management services agreement termination fee of $10.0 million recorded in the third quarter of 2005 and higher central costs to operate the significantly larger business resulting from the acquisitions.

Other income (expenses)

Interest expense, net.   In 2005, interest expense, net, increased $48.2 million. The years ended December 31, 2005 and 2004 included gains of $22.4 million and $6.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $10.7 million and $7.4 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $61.3 million was primarily due to higher debt levels from the acquisitions made in 2004. This was partially offset by a reduction in interest expense from the debt paid off in the third quarter of 2005 with IPO proceeds and $3.9 million of cash received in the fourth quarter of 2005 related to interest income on a note receivable in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition.

Loss on early extinguishment of debt.   In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Refinancing expenses.   In December 2005, we expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans. In 2004, we wrote off $27.1 million of deferred financing costs in connection with debt repayment and refinancing.

Foreign exchange gain (loss), net.   Foreign exchange gains of $114.5 million were recorded in 2005 primarily reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of September 30, 2005 versus December 31, 2004. This debt was designated as a net investment hedge as of October 1, 2005. The increase of $240.7 million from 2004 was due to a foreign exchange loss of $126.2 million recorded in 2004. The foreign exchange loss in 2004 included a $10.9 million mark-to-market realized loss on certain foreign currency call options.

Other, net.   The Company recorded income of $2.6 million in 2005 primarily related to the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005. The loss of $2.8 million in 2004 primarily relates to a stamp duty tax paid on certain assets transferred to the United Kingdom in connection with the KKR Acquisition.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2005 was 31.9% and was favorably impacted by the reversal of valuation allowances primarily related to the U.S. and the U.K. The effective tax rate for 2004 was 14.5% and was negatively impacted by the recording of valuation allowances relating to expected inability to realize tax benefits on losses incurred in the United States, Italy and the United Kingdom.

Net income (loss) from continuing operations

Net income from continuing operations for the year ended December 31, 2005 was $137.0 million as compared to a net loss of $214.2 million for the year ended December 31, 2004 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Loss from discontinued operations increased to $44.2 million for the year ended December 31, 2005 compared to a loss of $1.9 million for the year ended December 31, 2004 primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and an impairment charge of $44.7 million recorded in 2005 related to the downsizing of the Rohner manufacturing facility.

Minority Interest from discontinued operations

Minority interest from discontinued operations represents the minority interest portion of the Groupe Novasep net loss.

Net income (loss)

Net income for the year ended December 31, 2005 was $95.8 million as compared to a net loss of $216.1 million for the year ended December 31, 2004 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $114.2 million over the prior year, including $105.2 million related to acquisitions in 2004. The remaining increase was primarily due to higher volumes and selling prices in both the Fine Chemicals and Surface Treatment businesses, partially offset by higher raw material costs and the impact of currency changes ($2.1 million).

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $0.9 million over the prior year primarily due to higher raw material costs of $18.4 million, including higher copper costs, lower sales volumes of $10.6 million and higher manufacturing and energy costs. This was partially offset by increased sales on higher selling prices of $18.4 million, lower selling, general and administrative expenses of $5.3 million, the favorable impact of acquisitions in 2004 ($5.8 million) and the impact of currency changes ($1.0 million).

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $48.8 million over the prior year due to acquisitions in 2004 ($50.3 million). Also, increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products were partially offset by decreased volumes of our titanium dioxide products in anatase grade and the impact of currency changes ($1.9 million).

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $58.0 million over the prior year primarily due to acquisitions in 2004 ($53.3 million). The remaining increase was primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines, increased manufacturing and raw material costs and the impact of currency changes ($2.1 million).

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $0.7 million over the prior year primarily due to higher selling prices ($20.8 million) and stronger sales volume in our wire and cable compounds business, partially offset by higher raw material costs of $20.3 million primarily due to PVC resin and other key raw material cost increases and higher manufacturing costs.

Electronics.   Adjusted EBITDA for our Electronics segment decreased $2.0 million as higher manufacturing costs in the Wafer Reclaim and Photomasks businesses and lower volumes in the Wafer Reclaim business were partially offset by higher sales volumes to the printed circuit board and semiconductor markets.

Corporate.   Adjusted EBITDA loss at Corporate increased $11.6 million due to higher central costs to operate the significantly larger business resulting from the acquisitions and costs for initial compliance with Sarbanes-Oxley.

Discontinued operations.   Adjusted EBITDA from discontinued operations increased $31.3 million over the prior year due to acquisitions ($36.5 million), partially offset by continued capacity utilization issues at the Rohner plant including the loss of customers during the prior year that were not replaced, the impact of currency changes ($1.7 million) and losses on foreign currency derivatives in the year ended December 31, 2005.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2006	2005	2004
Net income (loss)	$103.0	$95.8	$(216.1)
(Income) loss from discontinued operations, net of tax	(27.9)	44.2	1.9
Minority interest in discontinued operations	5.2	(3.0)	—
Net income (loss) from continuing operations	80.3	137.0	(214.2)
Income tax provision	72.6	64.2	27.1
Income (loss) before taxes	152.9	201.2	(187.1)
Interest expense, net (a)	195.7	209.3	161.1
Depreciation and amortization	191.0	170.6	106.6
Impairment charges	2.2	0.4	11.0
Restructuring and related charges (b)	5.6	15.9	1.1
CCA litigation defense costs	0.8	1.2	—
Systems/organization establishment expenses	10.7	3.9	4.8
Cancelled acquisition and disposal costs	2.5	1.2	0.5
Cost incurred related to debt modifications	—	1.0	2.0
Stamp duty tax	—	—	4.0
Inventory write-up reversal	1.1	—	53.8
Management services agreement termination fee (c)	—	10.0	—
Loss on early extinguishment of debt (c)	—	26.6	—
Write-off of deferred debt issuance costs	—	—	25.1
Gains related to asset sales	(0.2)	(4.4)	—
Foreign exchange (gain) loss	(8.6)	(114.5)	126.2
Other	(0.5)	(3.4)	2.7
Adjusted EBITDA from continuing operations	553.2	519.0	311.8
Discontinued operations (d)	68.3	51.9	20.6
Total Adjusted EBITDA	$621.5	$570.9	$332.4

(a) Includes gains of $7.2 million, $22.4 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b) Includes inventory writedowns of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(c) In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

(d) The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA for our discontinued operations:

	Year ended December 31,
($ in millions)	2006	2005	2004
Net income (loss)	$22.7	$(41.2)	$(1.9)
Income tax (benefit) provision	(12.1)	7.6	5.2
Minority interest	5.2	(3.0)	—
Income (loss) before taxes and minority interest	15.8	(36.6)	3.3
Interest expense, net	4.1	6.3	1.0
Depreciation and amortization	32.8	35.8	8.6
Impairment charges	—	44.7	—
Restructuring and related charges	—	(1.5)	—
Systems/organization establishment expenses	—	0.2	—
Inventory write-up reversal	—	3.1	7.3
Loss on sale of business	11.5	—	—
Losses related to asset sales	0.2	—	0.8
Fees/expenses related to sale of Groupe Novasep	4.8	—	—
Foreign exchange (gain) loss	(0.7)	(0.1)	0.2
Other	(0.2)	—	(0.6)
Adjusted EBITDA from discontinued operations	$68.3	$51.9	$20.6

Pro Forma Net Sales, Income (Loss) Before Taxes and Adjusted EBITDA

Our Company has changed significantly since the Dynamit Nobel Acquisition. Our historical results of operations on an actual basis for the year ended December 31, 2004, presented immediately prior to this pro forma information, include only the results of operations for the four segments acquired as part of the Dynamit Nobel Acquisition since the consummation date of July 31, 2004 in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP in this report. Our consolidated financial statements have been reclassified to reflect the Groupe Novasep subsidiary that was sold on January 9, 2007 as a discontinued operation for all periods presented. We believe the following supplemental unaudited pro forma information is helpful in highlighting trends by segment and on a consolidated basis.

The following supplemental unaudited pro forma net sales, net income (loss) before taxes and Adjusted EBITDA for the year ended December 31, 2004 is prepared on a pro forma basis as if the Dynamit Nobel Acquisition and related equity and debt financings and debt refinancings in the fall of 2004, and the pigments and dispersions acquisition and related financing had occurred at January 1, 2004.

The following supplemental unaudited pro forma information is provided for informational purposes only and is not intended to be indicative of the results that would have actually been attained had the Dynamit Nobel Acquisition and related equity and debt financings and debt refinancings in the fall of 2004, and the pigments and dispersions acquisition and related financing, occurred as of January 1, 2004 or that may be attained in the future. The supplemental unaudited pro forma information has been prepared based upon currently available information and assumptions that we believe are reasonable. Such currently available information and assumptions may prove to be inaccurate over time.

The following tables present a comparison of net sales, income (loss) before taxes, and Adjusted EBITDA for the year ended December 31, 2005 on an actual basis and for the year ended December 31, 2004 on a pro forma basis:

	Year ended December 31,
	2005	2004
($in millions)	(Actual)	(Pro Forma)
Net sales:
Specialty Chemicals	$842.0	$759.6
Performance Additives	680.7	674.8
Titanium Dioxide Pigments	430.5	422.0
Advanced Ceramics	369.6	349.5
Specialty Compounds	237.5	200.4
Electronics	181.8	168.1
Total	$2,742.1	$2,574.4
Income (loss) before taxes:
Specialty Chemicals	$89.4	$34.0
Performance Additives	85.9	88.6
Titanium Dioxide Pigments	20.2	21.1
Advanced Ceramics	34.1	3.3
Specialty Compounds	22.3	20.8
Electronics	5.2	(11.3)
Corporate	(55.9)	(297.9)
Total	$201.2	$(141.4)
Adjusted EBITDA:
Specialty Chemicals	$174.2	$141.4
Performance Additives	148.3	154.9
Titanium Dioxide Pigments	86.6	84.6
Advanced Ceramics	93.8	80.3
Specialty Compounds	29.5	28.8
Electronics	26.9	28.9
Corporate	(40.3)	(40.1)
Adjusted EBITDA from continuing operations	519.0	478.8
Discontinued operations	51.9	61.1
Total Adjusted EBITDA	$570.9	$539.9

	Change: Actual Year Ended December 31, 2005 vs. Pro Forma Year Ended December 31, 2004
($ in millions)	Total Change In $	Total Change in%	Foreign Exchange Effect in $	Organic Change in $	Organic Change in %
Net sales:
Specialty Chemicals	$82.4	10.8%	$6.2	$76.2	10.0%
Performance Additives	5.9	0.9	0.9	5.0	0.7
Titanium Dioxide Pigments	8.5	2.0	(0.6)	9.1	2.2
Advanced Ceramics	20.1	5.8	1.3	18.8	5.4
Specialty Compounds	37.1	18.5	0.7	36.4	18.2
Electronics	13.7	8.1	1.7	12.0	7.1
Total	$167.7	6.5%	$10.2	$157.5	6.1%
Income (loss) before taxes:
Specialty Chemicals	$55.4	162.9%
Performance Additives	(2.7)	(3.0)
Titanium Dioxide Pigments	(0.9)	(4.3)
Advanced Ceramics	30.8	933.3
Specialty Compounds	1.5	7.2
Electronics	16.5	146.0
Corporate	242.0	(81.2)
Total	$342.6	242.3%
Adjusted EBITDA:
Specialty Chemicals	$32.8	23.2%	$1.4	$31.4	22.2%
Performance Additives	(6.6)	(4.3)	1.1	(7.7)	(5.0)
Titanium Dioxide Pigments	2.0	2.4	(0.1)	2.1	2.5
Advanced Ceramics	13.5	16.8	(0.1)	13.6	16.9
Specialty Compounds	0.7	2.4	0.2	0.5	1.7
Electronics	(2.0)	(6.9)	—	(2.0)	(6.9)
Corporate	(0.2)	0.5	(0.1)	(0.1)	0.2
Adjusted EBITDA from continuing operations	40.2	8.4	2.4	37.8	7.9
Discontinued operations	(9.2)	(15.1)	0.2	(9.4)	(15.4)
Total Adjusted EBITDA	$31.0	5.7%	$2.6	$28.4	5.3%

Actual year ended December 31, 2005 compared with pro forma year ended December 31, 2004

Overview

Net sales increased $167.7 million on a pro forma basis over the prior year with $10.2 million due to currency changes. The remaining sales improvement of $157.5 million was attributable to increases in all segments, particularly in the Specialty Compounds, Specialty Chemicals and Advanced Ceramics segments.

Income (loss) before taxes on a pro forma basis increased by $342.6 million over the prior year due to the sales increases noted above, an increase in foreign exchange gains primarily recorded within Corporate reflecting the non-cash impact of our euro-denominated debt due to a weaker euro as of September 30, 2005 versus December 31, 2004 (versus losses recorded in the same period in the prior year) and a $53.8 million charge to cost of products sold (inventory write-up reversal) in 2004 related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. The euro-denominated debt was designated as a net investment hedge as of October 1, 2005. This was partially offset by higher raw material, manufacturing costs, restructuring costs, higher selling, general and administrative expenses and costs incurred of $36.6 million in the third quarter of 2005 related to the IPO.

Adjusted EBITDA increased $31.0 million on a pro forma basis over the prior year with $2.6 million due to currency changes. The remaining increase of $28.4 million was due to the sales increases noted above, partially offset by higher raw material, manufacturing costs and higher selling, general and administrative expenses.

Pro Forma Net Sales

Specialty Chemicals.   Net sales on a pro forma basis for our Specialty Chemicals segment increased $82.4 million over the prior year, including $6.2 million related to currency changes. The remaining increase of $76.2 million was primarily due to higher volumes and higher selling prices to offset higher raw material costs in both the Fine Chemicals and Surface Treatment businesses. Sales in the Surface Treatment business were favorably impacted by growth in most markets and regions served, particularly in Europe in the Aerospace and Automotive industries. Strong Lithium applications, particularly in the glass, pharmaceutical and cosmetics industries, continued to have a favorable impact on sales in the Fine Chemicals business.

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

Titanium Dioxide Pigments.   Net sales for our Titanium Dioxide Pigments segment increased $8.5 million on a pro forma basis versus the prior year due to increased volumes of our titanium dioxide products in rutile grade and higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase grade due to weaker demand in the synthetic fiber market as a result of historically low cotton prices and the unfavorable impact of currency changes.

Advanced Ceramics.   Net sales for our Advanced Ceramics segment increased $20.1 million on a pro forma basis over the prior year, including $1.3 million related to currency changes. The remaining increase of $18.8 million was primarily due to increased volumes of medical products, due to higher demand for ceramic hip replacement components, and a better mix of Piezo applications, partially offset by selling price declines primarily in electronic applications.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $37.1 million over the prior year primarily due to higher selling prices to offset higher raw material costs and stronger sales volume in our wire and cable compounds business.

Electronics.   Net sales for our Electronics segment increased $13.7 million over the prior year with $1.7 million due to currency changes. The remaining increase of $12.0 million was primarily due to increased sales volumes in the Electronic Chemicals business on sales to the printed circuit board and semiconductor markets, as well as increased demand for cell phone and personal computer products, partially offset by selling price declines and lower volumes in the Wafer Reclaim business.

Pro Forma Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $32.8 million on a pro forma basis over the prior year, including $1.4 million related to currency changes. The remaining increase of $31.4 million was primarily due to higher volumes and selling prices in both the Fine Chemicals and Surface Treatment businesses, partially offset by higher raw material costs.

Performance Additives.   Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased $6.6 million despite $1.1 million of favorable currency changes. The remaining decrease of $7.7 million was primarily due to higher raw material and energy costs and lower sales volumes, partially offset by higher selling prices and lower selling, general and administrative expenses.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $2.0 million on a pro forma basis over the prior year, primarily due to increased volumes of our titanium dioxide products in rutile grade, higher volumes of certain recycling products, partially offset by decreased volumes of our titanium dioxide products in anatase grade and higher raw material and energy costs.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $13.5 million on a pro forma basis over the prior year primarily due to increased volumes of medical products and a better mix of Piezo applications, partially offset by selling price declines and increased manufacturing and raw material costs.

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

Discontinued operations.   Adjusted EBITDA from discontinued operations decreased $9.2 million on a pro forma basis as compared to the prior year primarily due to continued capacity utilization issues at the Rohner plant including the loss of customers in the prior year that have not been replaced, while higher sales at the remaining facilities did not yield a proportionate increase in Adjusted EBITDA as the higher sales level stemmed from lower margin business. In addition, 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

Corporate.   Adjusted EBITDA loss at Corporate increased $0.2 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were partially offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Reconciliation of Pro Forma Income (Loss) before taxes to Pro Forma Adjusted EBITDA for the year ended December 31, 2004

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

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Discontinued Operations	Corporate	Consolidated
Year ended December 31, 2004
Income (loss) before taxes	$34.0	$88.6	$21.1	$3.3	$20.8	$(11.3)	$—	$(297.9)	$(141.4)
Interest expense, net	43.9	30.0	28.3	30.0	(0.5)	6.6	—	96.1	234.4
Depreciation and amortization	38.1	34.2	28.4	25.5	7.7	20.8	—	1.0	155.7
Impairment charges	—	—	—	—	—	11.0	—	—	11.0
Restructuring and related charges	0.3	0.5	—	—	0.3	—	—	—	1.1
Systems/organization establishment expenses	0.1	0.2	—	—	—	0.2	—	4.3	4.8
Cancelled acquisition and disposal costs	—	—	—	—	—	0.2	—	0.3	0.5
Costs incurred related to debt modifications	—	—	—	—	—	—	—	2.0	2.0
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	25.4	1.0	6.6	20.8	—	—	—	—	53.8
Write-off of deferred debt issuance costs	—	0.4	—	—	0.2	0.1	—	24.4	25.1
Foreign exchange (gain) loss	(0.9)	0.3	—	—	—	1.4	—	124.0	124.8
Other	0.5	(0.3)	0.2	0.7	0.3	(0.1)	—	1.7	3.0
Adjusted EBITDA from continuing operations	141.4	154.9	84.6	80.3	28.8	28.9	—	(40.1)	478.8
Discontinued operations	—	—	—	—	—	—	61.1	—	61.1
Total Adjusted EBITDA	$141.4	$154.9	$84.6	$80.3	$28.8	$28.9	$61.1	$(40.1)	$539.9

The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net loss to pro forma Adjusted EBITDA on a consolidated basis for the year ended December 31, 2004:

($ in millions)	Year Ended December 31, 2004
Net loss	$(190.1)
Net loss from discontinued operations, net of tax	5.3
Net loss from continuing operations	(184.8)
Income tax provision	43.4
Loss before taxes	(141.4)
Interest expense, net	234.4
Depreciation and amortization	155.7
Impairment charges	11.0
Restructuring and related charges	1.1
Systems/organization establishment expenses	4.8
Cancelled acquisition and disposal costs	0.5
Costs incurred related to debt modifications	2.0
Stamp duty tax	4.0
Inventory write-up reversal	53.8
Write-off of deferred debt issuance costs	25.1
Foreign exchange loss	124.8
Other	3.0
Adjusted EBITDA from continuing operations	478.8
Discontinued operations	61.1
Total Adjusted EBITDA	$539.9

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at December 31, 2006 exchange rates.

Operating Activities.   Net cash provided by operating activities was $302.6 million, $257.6 million and $162.3 million in 2006, 2005 and 2004, respectively. Net cash provided by operating activities increased in 2006 primarily from lower cash interest expense and higher operating income, partially offset by higher operating working capital. Net cash provided by operating activities increased in 2005 over 2004 primarily from higher operating income, partially offset by an increase in working capital primarily due to higher sales levels in 2005 and certain one-time payments in 2005.

Investing Activities.   Net cash used in investing activities was $248.8 million, $276.6 million and $2,232.9 million in 2006, 2005 and 2004, respectively. Net cash used for investing activities for the year ended December 31, 2006 and 2005 was primarily comprised of capital expenditures and acquisitions. Net cash used for acquisitions in 2006 was related to businesses acquired in our Advanced Ceramics and Specialty Compounds segments. In 2005, we acquired the Süd-Chemie businesses that are part of the Clay-based Additives business in our Performance Additives segment. Net cash used for investing activities in 2004 was primarily related to the Dynamit Nobel Acquisition and also included net cash used for the acquisition of the pigments and dispersions business of Johnson Matthey Plc. and the Groupe Novasep combination. Net cash used in investing activities of discontinued operations was comprised primarily of capital expenditures for 2006 and 2005.

Financing Activities.   Net cash used in financing activities was $102.7 million in 2006. Net cash provided by financing activities was $8.9 million and $2,134.4 million in 2005 and 2004, respectively. This included scheduled payments for long-term debt for all years provided. Net cash provided by financing activities for the year ended December 31, 2005 included the issuance of common stock in connection with the IPO and the repayment of long-term debt and redeemable convertible preferred stock. Net cash provided by financing activities was $2,134.4 million for 2004 due to net financing proceeds for the acquisitions discussed above of $2,137.9 million (primarily the Dynamit Nobel Acquisition), equity contributions of $425.0 million for the Dynamit Nobel Acquisition, as well as management equity contributions of $7.0 million. Net cash used in financing activities of discontinued operations was comprised primarily of payments of long-term debt for all years presented.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, the following events are also sources of liquidity:

•                           On January 2, 2007, our wholly-owned subsidiary and Rohm and Haas Company formed Viance, LLC, a joint venture company. We received cash proceeds of $67.6 million and used approximately $1.0 million to pay fees and expenses associated with this transaction. The remainder was used for general corporate purposes.

•                           On January 9, 2007, we sold our Groupe Novasep subsidiary and received net cash proceeds of $423.3 million. We expect to use a portion of the proceeds to repay indebtedness, which should cause interest expense to be lower than it was prior to the sale. We expect the interest savings associated with the reduction of debt to largely offset the historic cash flow from this subsidiary. Under the terms of the Company’s senior secured credit facility, the Company is generally not permitted to repay any subordinated debt unless it repays an equal amount of term loans. The company is currently seeking an amendment of its senior secured credit facility, among other things, to permit the redemption in May 2007 of its outstanding 2011 Notes without a concurrent term loan repayment.

•                           On February 12, 2007, we completed the sale of our United States Wafter Reclaim business for approximately $11.0 million. We expect to use the proceeds for general corporate purposes.

           See Note 22, “Subsequent Events,” for further details on the above events.

•                           On August 22, 2005, we completed an IPO of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. As a result, we received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). The net proceeds were primarily used to repay indebtedness. See Note 10, “Long Term Debt,” and Note 15, “Redeemable Convertible Preferred Stock,” for further details.

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

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2007 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “General,” above, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility are insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for future acquisitions, business combinations or similar transactions.

As of December 31, 2006, we had actual total indebtedness of $2,838.7 million. As of December 31, 2006, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $186.5 million, after giving effect to $26.5 million of letters of credit issued on our behalf and outstanding borrowings of $37.0 million under the revolving credit facility.

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

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•                           tranche A-1 term loans in an aggregate principal amount of €35.2 million (or approximately $46.5 million at December 31, 2006) and tranche A-2 term loans in an aggregate principal amount of €153.4 million (or approximately $202.4 million at December 31, 2006), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                           tranche E term loans in an aggregate principal amount of $1,127.8 million at December 31, 2006, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.00% or (ii) ABR plus 0.75%;

•                           tranche F term loans in an aggregate principal amount of €270.7 million (or approximately $357.3 million at December 31, 2006), maturing on July 30, 2012 and bearing interest at Adjusted EURIBOR plus 2.75%; and

•                           a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of December 31, 2006, we had borrowings of $37.0 million outstanding under this facility and had outstanding letters of credit of $26.5 million that reduced our availability under the credit facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on Friday, December 29, 2006 of €1.00 = $1.3199. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche F term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche C term loans and tranche D term loans, respectively, with the remainder due at the final maturity date.

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

2011 Notes and 2014 Notes.   The 2011 Notes had an aggregate principal amount of $273.4 million, at December 31, 2006, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($495.0 million) in the case of the euro notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. We redeemed $101.6 million, or 27%, of the 2011 Notes as part of the IPO. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of euro notes and 7.500% in the case of dollar Notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity.

The 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under “Covenant Compliance”); pay dividends or make other equity distributions or repurchase capital stock; make investments or other restricted payments; create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof, including treatment of discontinued operations:

•                           a maximum total leverage ratio: for the twelve-month period ended December 31, 2006, net debt to Adjusted EBITDA must be less than 5.75 to 1; for such period, our ratio equaled 4.51 to 1; and

•                           a minimum interest coverage ratio: for the twelve-month period ended December 31, 2006, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.75 to 1; for such period, our ratio equaled 3.14 to 1.

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

The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2006, the fixed charge coverage ratio equaled 3.14. This covenant is a material term of the indentures governing the 2011 Notes and 2014 Notes.

We were in compliance with all of the above covenants as of December 31, 2006 and 2005.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2006	2005	2004
Net cash provided by operating activities from continuing operations	$279.1	$260.7	$123.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	28.8	6.5	28.3
Current portion of income tax provision	32.4	31.5	20.2
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	193.2	196.9	127.1
Restructuring and related charges (a)	5.6	15.9	1.1
CCA litigation defense costs	0.8	1.2	—
Systems/organization establishment expenses	10.7	3.9	4.8
Cancelled acquisition and disposal costs	2.5	1.2	0.5
Costs incurred related to debt modifications	—	1.0	2.0
Stamp duty tax	—	—	4.0
Inventory write-up reversal	1.1	—	—
Management services agreement termination fee	—	10.0	—
Bad debt provision	(0.3)	(2.0)	(2.8)
Gains related to asset sales	(0.2)	(4.4)	—
Other	(0.5)	(3.4)	2.7
Adjusted EBITDA from continuing operations	553.2	519.0	311.8
Discontinued operations	68.3	51.9	20.6
Total Adjusted EBITDA	$621.5	$570.9	$332.4

(a) Includes inventory writedowns of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2006:

($ in millions)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years
Debt, including current portion (a)	$3,897.1	$322.2	$547.0	$768.6	$2,259.3
Operating leases	96.2	22.1	26.9	14.2	33.0
Purchase obligations (b)	252.6	139.8	112.6	—	0.2
Total (c)(d)	$4,245.9	$484.1	$686.5	$782.8	$2,292.5

(a) Amounts represent the expected principal payments of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. This amount also includes estimated scheduled cash interest payments totaling $1,058.4 million. A portion of the debt balance outstanding as of December 31, 2006 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2006. See Note 10, “Long-Term Debt.”

(b) Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c) Statutory minimum funding requirements for 2007 for defined benefit pension plans are not included as such amounts have not been determined. For 2007, the Company expects to make contributions of approximately $6.2 million to pension trusts and $16.5 million directly to plan participants as benefit payments. Future contributions are not included, as they are not fixed either as to timing or amount.

(d) Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities or assets depending on the mark to market position. At December 31, 2006, the mark to market position of obligations relating to derivative contracts was an asset and was recorded in “Other Assets” in the consolidated balance sheet.

Capital Expenditures

Rockwood’s capital expenditures in 2006 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Specialty Chemicals, Advanced Ceramics, and Titanium Dioxide Pigments segments. Capital expenditures in our Advanced Ceramics segment primarily related to expanding our medical products production facility. In our Specialty Chemicals segment, we made a significant investment in connection with Lithium production. In addition, capital expenditures in our Titanium Dioxide Pigments segment were primarily at our existing manufacturing facilities.

For the year ended December 31, 2006, capital expenditures, excluding capital leases, were $171.9 million. Capital expenditures for 2007 are expected to be approximately the same as 2006 expenditures. For the years ended December 31, 2005 and 2004, our capital expenditures, excluding capital leases, amounted to $163.5 million and $81.0 million, respectively.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2006, our capital expenditures for SHE matters totaled approximately $35.3 million, excluding costs to maintain and repair pollution control equipment. For 2006, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws.

We are applying our capital discipline and stringent controls to reduce our future capital expenditures. Our annual capital expenditures could increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales.

Foreign currency related transactions

As of December 31, 2006, based on the Friday, December 29, 2006 exchange rate of €1.00 = $1.3199, $1,174.4 million of the debt outstanding is denominated in euros (€889.8 million). See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

Commitments and Contingencies

See Note 21, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

Off-Balance Sheet Arrangements

See Note 10, “Long-Term Debt,” for guarantees related to contract completion, regulatory compliance and product performance.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates include assessing, among other things:

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

Initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the reporting unit for the current year and the following year budget. If potential impairment is identified, we may expand the review to take into account expected future cash flows in subsequent years. Similarly, when we test for impairment of long-lived assets other than goodwill we initially review the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively “asset”). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of SFAS 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value. We did not recognize a goodwill impairment loss for the years ended December 31, 2006 and 2005 as a result of the impairment analysis that was performed. For the year ended December 31, 2004, we did recognize a goodwill impairment loss of $4.0 million in our Electronics segment as a result of the impairment analysis that was completed.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the peer group multiples used in 2006 had been 10% lower, we might have had a potential goodwill impairment of $5.1 million in one of our reporting units. If the peer group multiples used in 2005 had been 10% lower, we might have had a potential goodwill impairment of $29.0 million in one of our reporting units. If the peer group multiples used in 2004 had been 10% lower, no additional potential goodwill impairment would have been identified. As noted above, if we had discovered such a potential impairment we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years, which might have resulted in a different impairment assessment.

During the fourth quarter of 2006, management performed an impairment review of a business within the Fine Chemicals division of the Specialty Chemicals segment due to poor profitability. Based on this review, an impairment charge of $2.2 million was recorded to write-down the full value of machinery and equipment.

In 2005, we reviewed for impairment the assets of our Rohner AG facility within our former Groupe Novasep reporting unit (See Note 2, “Discontinued operations,” for further details). Based on this review, it was determined that an impairment charge of $44.4 million to the remaining amount of property, plant and equipment of the Rohner facility should be recorded. As discussed, our Groupe Novasep subsidiary was sold in January 2007 and the results of this subsidiary are reported as Discontinued operations in the accompanying consolidated statements of operations. During 2005, we did not have any other circumstances that caused us to review the values of any other individual long-lived assets for impairment. In 2004, we also reviewed for impairment the assets of an entire reporting unit within our Electronics segment as goodwill impairment charges were recorded. Had the future cash flow estimates in 2004 been 10% lower, we would have recorded an additional impairment in this reporting unit of approximately $1.1 million in 2004.

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

•                           The fair value of property, plant and equipment can be estimated by a variety of methods taking into account market values, replacement cost, and remaining useful life. Although market value and replacement cost is sometimes readily obtainable, often this requires judgment, as does determining the estimated remaining useful life. When we believe that property, plant and equipment acquired will be material to our overall balance sheet, or that fair value might represent a significant difference from the historical cost (net of accumulated depreciation) of such assets, we have engaged an independent appraiser to provide us with expert advice on such estimates, as we have done in our recent acquisitions. However, it is not uncommon for appraisers to differ on the valuation of items (such as manufacturing equipment) where a ready secondary market does not exist.

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

•                           In order to determine the fair value of intangible assets and other long term assets, a discount rate and royalty rate is determined in conjunction with our independent appraiser. The royalty rate is based on professional judgment taking into consideration the type of product, market and perceived strength. The discount rate and royalty rate has a material impact on the determination of the fair value.

•                           Purchase accounting often involves the same critical estimates that are required in our ordinary course of business including estimates deferred tax assets or liabilities, pension liabilities, restructuring liabilities and legal and environmental reserves.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $37.0 million for known environmental liabilities as of December 31, 2006. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

For example, we have accrued liabilities of $8.5 million as of December 31, 2006 to cover restructuring liabilities for employee severance, facility closure and relocation costs. The portion of this accrued liability that was recorded as part of purchase accounting is not charged to operations, but was recorded as part of goodwill. In the event that our estimates of such costs are too low, an additional charge to operations would be required.

Deferred Taxes.   We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized based on available evidence weighted toward evidence that is objectively verifiable. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the net deferred tax asset would increase income (or decrease goodwill for any net deferred tax assets acquired in the Dynamit Nobel Acquisition) in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

We have cumulative net operating loss carry forwards in the U.S., Germany and Italy for which we have reserved. The valuation allowance also includes certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. We have not recorded valuation allowances on a significant portion of our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

SFAS 109, Accounting for Income Taxes, (“SFAS 109”) paragraph 105, “requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance.” Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2006, 2005 and 2004, and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

The worldwide valuation allowance increased by $49.2 million to $100.1 million at December 31, 2006, primarily due to the increase in U.S. deferred tax assets. Of this amount, $31.0 million has been recorded to other comprehensive income, $16.1 million as an increase to income tax expense and $1.5 million as an increase to goodwill. The remainder relates to foreign currency translation adjustments.

As of December 31, 2006, we had three years of net cumulative losses in the U.K. As such, we evaluated the net deferred tax assets of approximately $22.1 million related to our U.K. entities. Our policy to determine future income available to realize the deferred tax assets is based on determining the normalized annual taxable income. Based on our steady-state analysis prepared in accordance with our policy, we had sufficient income available to utilize the deferred tax assets. The steady-state analysis prepared includes material management assumptions that relate to the appropriateness of including non-recurring permanent cost reductions as well as the impact from recent acquisitions in the U.K. Furthermore, we have identified a tax planning strategy which would reduce the amount of future losses as part of our evaluation of evidence regarding the need for a valuation allowance. Based on our steady-state analysis and available tax planning strategy, we have concluded that no valuation allowance is needed as of December 31, 2006.

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $1.5 million in 2006.

Stock-Based Compensation.   The sales of common stock and grants of stock options during the year ended December 31, 2004 were made to management and certain other employees in connection with the Dynamit Nobel Acquisition. Accordingly, our board of directors determined that sales and grants would be made at the same purchase price and related exercise price per share paid by KKR and DLJMB. We and KKR had negotiated this price with DLJMB on an arm’s-length basis based on our financial condition, historical results of operations and forecasts of the combined entity resulting from the Dynamit Nobel Acquisition.

Determination of Fair Value-At the time the shares of common stock were sold and the stock options were granted, our board of directors determined that the price per share paid by DLJMB as part of the Dynamit Nobel Acquisition provided objective in evidence of the fair value of the common stock sold and options granted in the 2004 management equity program, and thus did not obtain a contemporaneous valuation by an unrelated valuation specialist.

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

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value-In determining the fair value of our common stock prior to becoming a public company, we needed to make complex and subjective judgments. This determination represented a critical accounting estimate. Specifically, we retrospectively determined fair value as of November 30, 2004 by multiplying the Adjusted EBITDA of the combined company on a pro forma last twelve months basis by the same multiple at which KKR and DLJMB valued the combined Rockwood and Dynamit Nobel businesses in July 2004. The enterprise value of the combined company was then determined by subtracting from this amount the combined company’s long-term debt, net of cash and cash equivalents, as of November 30, 2004. This resulting enterprise value was then divided by the outstanding number of shares as of November 30, 2004 to determine the estimated fair value per share.

Significant Factors Contributing to the Difference between Fair Value as of the dates of each grant and IPO Price-During the year ended December 31, 2004, we granted 2,091,852 stock options, each with an exercise price of $14.61 per share, which we also determined to be the fair value of our common stock. We believe the difference between $14.61 per share and the public offering price is due to several factors that were not anticipated on the dates of the common stock sales and stock option grants and certain events that have occurred, and have resulted, in an increased fair value of our common stock in connection with the initial public offering. They include:

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

Completion of the Groupe Novasep Combination. On December 31, 2004, we completed the Groupe Novasep combination. We believe this combination improved the value of this former segment and our overall value.

During 2005 and 2006, we granted stock options for 57,000 shares and 27,000 shares, respectively, of common stock. These options had an exercise price equal to the fair market value of our common stock on the date of the grant. In accordance with SFAS No. 123R, “Share-Based Payment,” which we adopted on January 1, 2006, we are required to recognize the cost resulting from all share-based payment awards in our statement of operations beginning in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company in 2006. See Note 3, “Stock-Based Compensation,” for further details.

Pensions, Postemployment and Postretirement Costs. In connection with the KKR, Dynamit Nobel, and pigments and dispersion acquisitions as well as the Groupe Novasep combination, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR and pigments and dispersion acquisitions, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our consolidated financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R). Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R). Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

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

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2006. The estimates were based on inquiries of the actuaries of plans representing approximately 80% of total pension funded status as of December 31, 2006. Remaining plans are assumed to have similar sensitivities. The December 31, 2006 funded status and stockholders’ equity are affected by assumptions as of December 31, 2006 while 2006 annual pension expense is affected by December 31, 2005 assumptions:

	As of December 31, 2006
($ in millions)	U.S. Plans	Non-U.S. Plans		2006 Pension
Impact of a Change in Discount Rate (a)	Funded Status	Funded Status	Equity	Expense
+25 basis points	1.1	17.3	(18.4)	(0.6)
-25 basis points	(1.2)	(17.9)	19.1	1.0

(a) Based on sensitivities provided by actuaries for the main German and U.K. schemes. Other countries’ plans are assumed to have similar sensitivities.

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

To the extent that our plant and equipment actual useful lives differ from management’s estimates by 10 percent, consolidated net income would be an estimated $13.9 million higher/lower based upon 2006 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

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

To the extent that the actual useful lives of our other intangible assets differ from management’s estimates by 10 percent, consolidated net income would be an estimated $5.2 million higher/lower based upon 2006 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” section in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

The following information has been reclassified to reflect the sale of our Groupe Novasep segment that has been reported as a discontinued operation for all periods presented.

($ in millions, except per share amounts)	First Quarter (1) (2)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2006
Net sales	$724.1	$771.5	$739.8	$739.8
Gross profit	225.8	242.9	229.7	231.6

Net income from continuing operations	$26.5	$30.2	$16.1	$7.5
Income from discontinued operations, net of tax	16.5	8.1	1.9	1.4
Minority interest in discontinued operations	(3.0)	(1.2)	3.4	(4.4)
Net income	$40.0	$37.1	$21.4	$4.5

Basic earnings from continuing operations	$0.36	$0.41	$0.22	$0.10
Basic earnings (loss) from discontinued operations	0.18	0.09	0.07	(0.04)
Basic earnings per share	$0.54	$0.50	$0.29	$0.06

Diluted earnings from continuing operations	$0.35	$0.40	$0.21	$0.10
Diluted earnings (loss) from discontinued operations	0.18	0.09	0.08	(0.04)
Diluted earnings per share	$0.53	$0.49	$0.29	$0.06

	First Quarter (3)	Second Quarter (3)	Third Quarter (3) (4)	Fourth Quarter (3) (5)
2005
Net sales	$676.8	$722.4	$679.7	$663.2
Gross profit	212.5	234.0	213.1	205.5

Net income (loss) from continuing operations	$38.4	$89.3	$(13.5)	$22.8
Loss from discontinued operations, net of tax	(0.9)	(1.6)	(0.4)	(41.3)
Minority interest in discontinued operations	0.8	0.9	0.6	0.7
Net income (loss)	$38.3	$88.6	$(13.3)	$(17.8)

Basic earnings (loss) from continuing operations	$0.74	$1.75	$(0.25)	$0.31
Basic loss from discontinued operations	—	(0.01)	—	(0.55)
Basic earnings (loss) per share	$0.74	$1.74	$(0.25)	$(0.24)

Diluted earnings (loss) from continuing operations	$0.73	$1.69	$(0.25)	$0.31
Diluted loss from discontinued operations	—	(0.01)	—	(0.55)
Diluted earnings (loss) per share	$0.73	$1.68	$(0.25)	$(0.24)

(1)    Results in 2006 include foreign exchange (losses) gains of $(2.6) million, $5.5 million, $4.8 million and $1.6 million for the first quarter, second quarter, third quarter and fourth quarter, respectively. This includes foreign exchange gains of $0.3 million and $0.4 million for the first and second quarters of 2006, respectively, for the Groupe Novasep segment that was sold in January 2007 and reported as part of income from discontinued operations.

(2)    Results in the first quarter include a loss of $12.1 million related to the sale of Rohner AG in March 2006. This loss was reported as part of income from discontinued operations as Rohner AG was part of our Groupe Novasep segment that was sold in January 2007.

(3)    Results in 2005 include foreign exchange gains (losses) of $47.2 million, $66.8 million, $2.1 million and $(1.5) million for the first quarter, second quarter, third quarter and fourth quarter, respectively. This includes foreign exchange gains (losses) of $0.2 million, $(0.5) million, $0.2 million and $0.2 million for the first, second, third and fourth quarters of 2005, respectively, for the Groupe Novasep segment.

(4)    Results in the third quarter of 2005 include IPO related charges of $36.6 million consisting of $10.0 million to terminate the management services agreement with affiliates of KKR and DLJMB, redemption premiums of $13.2 million to redeem debt and the write-off of $13.4 million of deferred financing costs associated with the debt repaid.

(5)    Results in the fourth quarter of 2005 include impairment charges of $45.1 million primarily related to the downsizing of our manufacturing operations at our Rohner facility within the Groupe Novasep segment. The impairment charge of $44.7 million related to the Rohner facility was reported as part of loss from discontinued operations as Rohner AG was part of our Groupe Novasep segment that was sold in January 2007.

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

Interest Rate Risk

We had $411.2 million and $439.2 million of variable rate debt (after hedging) outstanding as of December 31, 2006 and 2005, respectively, at the then applicable exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to euro-denominated debt. At December 31, 2006, these contracts cover notional amounts of $736.3 million (at rates of 3.644% and 4.499%) and €472.7 million (at rates ranging from 2.498% to 5.720%). As of December 31, 2005, these contracts covered notional amounts of $749.0 million (at rates of 3.644% and 4.499%) and €478.4 million (at rates ranging from 2.498% to 4.529%). These derivative contracts effectively convert the senior secured credit facilities to fixed rate obligations. The maturity dates of the hedges are between July 2007 and August 2008. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual interest expense by $0.5 million and $0.5 million in 2006 and 2005, respectively.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 49% of our net sales in 2006 generated from customers in Europe, 34% in North America (predominately in the United States) and 17% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.” Our diverse and extensive customer base is served by 88 manufacturing facilities in 25 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our sales and production costs is now denominated in euros. Approximately 48% of our 2006 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Gains and losses on currency transactions are included in operating income and do impact our operating margins. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Gains and losses on currency translations are recorded in our consolidated financial statements as a component of “other comprehensive income (loss)” and do not impact our operating margins. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future.

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of
December 31, 2006 and 2005, our total euro-denominated debt equaled €889.8 million ($1,174.4 million based on the Friday,
December 29, 2006 exchange rate of € 1.00=$1.3199) and €928.7 million ($1,095.5 million based on the December 31, 2005 exchange rate of €1.00=$1.1796), respectively. A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $8.9 million and $9.3 million in 2006 and 2005, respectively, the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other income (expenses)” in our statement of operations and “accumulated other comprehensive income” in our balance sheet.

In connection with the offering of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations. In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €680.9 million at December 31, 2006; $898.7 million based on the Friday, December 29, 2006 exchange rate of €1.00=$1.3199). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials, such as copper and zinc. We have not materially hedged this commodity price exposure to date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey March 16, 2007

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year ended December 31,
	2006	2005	2004
Net sales	$2,975.2	$2,742.1	$1,642.5
Cost of products sold	2,045.2	1,877.0	1,185.7
Gross profit	930.0	865.1	456.8
Selling, general and administrative expenses	584.6	522.7	314.6
Impairment charges	2.2	0.4	11.0
Restructuring charges, net	5.2	15.4	1.1
Management services agreement termination fee	—	10.0	—
Other, net	(0.2)	(4.4)	—
Operating income	338.2	321.0	130.1
Other income (expenses):
Interest expense, net	(195.7)	(209.3)	(161.1)
Loss on early extinguishment of debt	—	(26.6)	—
Refinancing expenses	—	(1.0)	(27.1)
Foreign exchange gain (loss), net	8.6	114.5	(126.2)
Other, net	1.8	2.6	(2.8)
Other income (expenses), net	(185.3)	(119.8)	(317.2)
Income (loss) before taxes	152.9	201.2	(187.1)
Income tax provision	72.6	64.2	27.1
Net income (loss) from continuing operations	80.3	137.0	(214.2)
Income (loss) from discontinued operations, net of tax	27.9	(44.2)	(1.9)
Minority interest in discontinued operations	(5.2)	3.0	—
Net income (loss)	$103.0	$95.8	$(216.1)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.09	$2.24	$(6.61)
Earnings (loss) from discontinued operations, net of tax	0.31	(0.69)	(0.05)
Basic earnings (loss) per share	$1.40	$1.55	$(6.66)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.07	$2.21	$(6.61)
Earnings (loss) from discontinued operations, net of tax	0.30	(0.69)	(0.05)
Diluted earnings (loss) per share	$1.37	$1.52	$(6.66)

Weighted average number of basic shares outstanding	73,782	59,133	33,054
Weighted average number of diluted shares outstanding	75,044	60,002	33,054

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27.7	$100.5
Accounts receivable, net	463.4	406.2
Inventories	445.4	380.5
Deferred income taxes	9.7	24.7
Prepaid expenses and other current assets	43.1	57.1
Assets of discontinued operations	490.6	441.8
Total current assets	1,479.9	1,410.8
Property, plant and equipment, net	1,374.9	1,237.6
Goodwill	1,717.7	1,566.0
Other intangible assets, net	539.6	506.3
Deferred debt issuance costs, net of accumulated amortization of $25.4 and $13.5, respectively	51.6	56.6
Other assets	56.1	39.2
Total assets	$5,219.8	$4,816.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290.3	$255.3
Income taxes payable	0.2	17.3
Accrued compensation	85.9	76.3
Restructuring liability	8.5	13.4
Accrued expenses and other current liabilities	180.7	147.5
Senior secured revolving credit facility	37.0	30.0
Long-term debt, current portion	80.8	69.8
Liabilities of discontinued operations	171.1	244.7
Total current liabilities	854.5	854.3
Long-term debt	2,720.9	2,661.4
Pension and related liabilities	353.0	342.8
Deferred income taxes	43.1	9.9
Other liabilities	94.2	88.2
Total liabilities	4,065.7	3,956.6
Minority interest	33.6	25.2

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at December 31, 2006; 400,000 shares authorized, 73,873 shares issued and 73,779 shares outstanding at December 31, 2005)	0.7	0.7
Paid-in capital	1,151.8	1,151.7
Accumulated other comprehensive income	234.0	52.0
Accumulated deficit	(264.6)	(367.6)
Treasury stock, at cost	(1.4)	(1.4)
Other	—	(0.7)
Total stockholders’ equity	1,120.5	834.7
Total liabilities and stockholders’ equity	$5,219.8	$4,816.5

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103.0	$95.8	$(216.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(27.9)	44.2	1.9
Minority interest in discontinued operations	5.2	(3.0)	—
Depreciation and amortization	191.0	170.6	106.6
Deferred financing costs amortization	9.7	10.7	7.4
Refinancing expenses	—	—	25.1
Loss on early extinguishment of debt (including $13.4 million of non-cash write-offs on deferred financing costs)	—	26.6	—
Foreign exchange (gain) loss	(8.6)	(114.5)	126.2
Non-cash interest expense on pay-in-kind loans	—	24.1	32.6
Fair value adjustment of derivatives	(7.2)	(22.4)	(6.0)
Bad debt provision	0.3	2.0	2.8
Deferred income taxes	40.2	32.7	6.9
Impairment charges and gains related to asset sales	2.0	(0.9)	11.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(25.4)	(37.5)	6.7
Inventories, including inventory write-up reversal	(31.7)	(23.9)	24.2
Prepaid expenses and other assets	20.0	20.2	3.8
Accounts payable	8.5	49.7	(19.1)
Income taxes payable	(3.5)	4.3	1.9
Accrued expenses and other liabilities	3.5	(18.0)	8.0
Net cash provided by operating activities of continuing operations	279.1	260.7	123.9
Net cash provided by (used in) operating activities of discontinued operations	23.5	(3.1)	38.4
Net cash provided by operating activities	302.6	257.6	162.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(45.7)	(76.5)	(2,155.0)
Post closing purchase price consideration	—	(16.1)	—
Capital expenditures, excluding capital leases	(171.9)	(163.5)	(81.0)
Proceeds on sale of property, plant and equipment	4.3	8.5	0.8
Net cash used in investing activities of continuing operations	(213.3)	(247.6)	(2,235.2)
Net cash (used in) provided by investing activities of discontinued operations	(35.5)	(29.0)	2.3
Net cash used in investing activities	(248.8)	(276.6)	(2,232.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	—	471.4	432.0
Stock issuance	0.1	(33.8)	(0.1)
Proceeds from senior secured credit facilities	239.1	361.0	3,194.8
Repayment of senior secured credit facilities	(275.6)	(338.4)	—
Long-term debt repayments from IPO proceeds	—	(370.7)	—
Payments on other long-term debt	(20.1)	(12.1)	(1,481.6)
Redemption of redeemable convertible preferred stock from IPO proceeds	—	(38.5)	—
Financing costs	—	(1.4)	—
Costs related to early extinguishment of debt	—	(13.2)	—
Other changes to stockholders’ equity	—	—	(0.3)
Net cash (used in) provided by financing activities of continuing operations	(56.5)	24.3	2,144.8
Net cash used in financing activities of discontinued operations	(46.2)	(15.4)	(10.4)
Net cash (used in) provided by financing activities	(102.7)	8.9	2,134.4
Effect of exchange rate changes on cash	(13.8)	1.0	5.6
Net (decrease) increase in cash and cash equivalents	(62.7)	(9.1)	69.4
Cash and cash equivalents, beginning of year	102.2	111.3	41.9
Cash and cash equivalents, end of year	39.5	102.2	111.3
Less cash and cash equivalents of discontinued operations	(11.8)	(1.7)	(20.0)
Cash and cash equivalents of continuing operations, end of year	$27.7	$100.5	$91.3
Supplemental disclosures of cash flow information:
Interest paid, net	$146.0	$203.1	$124.8
Income taxes paid, net of refunds	$37.1	$26.0	$20.9
Non-cash investing activities:
Acquisition of equipment under capital leases	$1.0	$9.3	$—
Increase in liabilities for property, plant and equipment	$0.8	$4.8	$14.0

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in millions; shares in thousands)

				Accumulated
				Other			Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Stock			Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Shares	Amount	Other	Equity
BALANCE, JANUARY 1, 2004	20,740	$0.2	$291.2	$84.4	$(247.3)		94	$(1.4)	$(1.0)	$126.1
Issuance of common stock	29,570	0.3	431.7	—	—		—	—	—	432.0
Stock issuance costs	—	—	(0.1)	—	—		—	—	—	(0.1)
Deferred compensation	—	—	—	—	—		—	—	0.3	0.3
Redeemable convertible preferred redemption accretion	—	—	(4.2)	—	—		—	—	—	(4.2)
Minimum pension liability, net of tax	—	—	—	(14.3)	—	$(14.3)	—	—	—	(14.3)
Foreign currency translation	—	—	—	150.0	—	150.0	—	—	—	150.0
Intercompany foreign currency transactions	—	—	—	163.4	—	163.4	—	—	—	163.4
Net investment hedge, net of tax	—	—	—	(13.1)	—	(13.1)	—	—	—	(13.1)
Net loss	—	—	—	—	(216.1)	(216.1)	—	—	—	(216.1)
Comprehensive income						$69.9
BALANCE, DECEMBER 31, 2004	50,310	0.5	718.6	370.4	(463.4)		94	(1.4)	(0.7)	624.0
Issuance of common stock	23,469	0.2	471.2	—	—		—	—	—	471.4
Stock issuance costs	—	—	(33.8)	—	—		—	—	—	(33.8)
Redeemable convertible preferred redemption accretion	—	—	(4.3)	—	—		—	—	—	(4.3)
Minimum pension liability, net of tax	—	—	—	(16.1)	—	$(16.1)	—	—	—	(16.1)
Foreign currency translation	—	—	—	(163.4)	—	(163.4)	—	—	—	(163.4)
Intercompany foreign currency transactions	—	—	—	(183.7)	—	(183.7)	—	—	—	(183.7)
Net investment hedges, net of tax	—	—	—	45.4	—	45.4	—	—	—	45.4
Cash flow hedges, net of tax	—	—	—	(0.6)	—	(0.6)	—	—	—	(0.6)
Net income	—	—	—	—	95.8	95.8	—	—	—	95.8
Comprehensive loss						$(222.6)
BALANCE, DECEMBER 31, 2005	73,779	0.7	1,151.7	52.0	(367.6)		94	(1.4)	(0.7)	834.7
Issuance of common stock	6	—	0.1	—	—		—	—	—	0.1
Deferred compensation	—	—	—	—	—		—	—	0.7	0.7
Minimum pension liability, net of tax	—	—	—	20.7	—	20.7	—	—	—	20.7
Effect of adoption of SFAS No. 158, net of tax	—	—	—	(11.3)	—	—	—	—	—	(11.3)
Foreign currency translation	—	—	—	147.4	—	147.4	—	—	—	147.4
Intercompany foreign currency transactions	—	—	—	131.7	—	131.7	—	—	—	131.7
Net investment hedges, net of tax	—	—	—	(107.1)	—	(107.1)	—	—	—	(107.1)
Cash flow hedges, net of tax	—	—	—	0.6	—	0.6	—	—		0.6
Net income	—	—	—	—	103.0	103.0	—	—	—	103.0
Comprehensive income						$296.3
BALANCE DECEMBER 31, 2006	73,785	$0.7	$1,151.8	$234.0	$(264.6)		94	$(1.4)	$—	$1,120.5

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty chemicals, iron-oxide pigments, timber-treatment chemicals, clay-based additives, pool and spa chemicals, and electronic chemicals in semiconductors and printed circuit boards.

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics and custom synthesis. The custom sysnthesis business was sold on January 9, 2007 as part of the sale of our Groupe Novasep segment.

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. Rockwood is controlled by affiliates of KKR.

Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The results of operations and cash flows of the rheological additives and carbonless developers businesses of Süd-Chemie AG are not included in the twelve month period ended December 31, 2005 as the acquisition was completed on December 30, 2005. The financial position of these businesses are included in the consolidated balance sheets as of December 31, 2006 and 2005. See Note 5, “Acquisitions.”

The results of operations and cash flows of the businesses acquired in the Dynamit Nobel Acquisition and the pigments and dispersions business of Johnson Matthey Plc. are included in the consolidated financial statements for the twelve-month period ended December 31, 2005. The results of the Dynamit Nobel businesses prior to the acquisition date of July 31, 2004 are not included in the consolidated financial statements for the twelve month period ended December 31, 2004. The results of the pigments and dispersions business of Johnson Matthey Plc. prior to the acquisition date of September 2, 2004 are not included in the consolidated financial statements in the twelve month period ended December 31, 2004. As noted above, Groupe Novasep was sold in January 2007. As a result, the Company’s financial statements have been reclassified to reflect the Groupe Novasep subsidiary as a discontinued operation for the periods presented.

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

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its six reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, (5) Specialty Compounds, which consists of plastic compounds and (6) Electronics, which consists of electronic chemicals and photomasks.

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

Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated. See Note 5, “Acquisitions.”

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and OEM customers, with the largest concentration in Europe, and the United States. No single customer accounted for more than 2% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts. See Note 10, “Long-Term Debt,” and “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of estimates used.

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

	Year Ended December 31,
($ in millions)	2006	2005
Balance, January 1	$10.7	$9.9
Additions charged to expense	1.6	4.0
Write-offs, net of recoveries	(1.3)	(2.0)
Other (a)	0.2	(1.2)
Balance, December 31	$11.2	$10.7

(a)             Primarily the impact of currency changes.

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

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated revenues in 2006, is realized when the service is performed.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in determining net income for the period in which exchange rates change, except for gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments which are reported and accumulated in the same manner as translation adjustments.

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

Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $41.5 million in 2006, $43.5 million in 2005 and $19.0 million in 2004.

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

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Note 6, “Inventories.”

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 7, “Property, Plant and Equipment.”

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

Deferred Debt Issuance Costs—Costs related to the July 2003 refinancing, the Acquisition Financing and two additional refinancings completed during the fourth quarter of 2004 have been capitalized and are being amortized using the effective interest rate method over the term of the debt outstanding. This amortization is reflected in interest expense. See Note 10, “Long-Term Debt.”

Loss on Early Extinguishment of Debt—In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. See Note 8, “Goodwill,” for details of goodwill activity by segment.

Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4 to 20 years. Trade names and trademarks are being amortized over 25 years, and customer relationships are being amortized over periods ranging from 7 to 15 years. See Note 9, “Other Intangible Assets.”

Impairment Accounting—The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. See Note 17, “Impairment Charges.”

The Company’s initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization plus long-term debt less cash) to Adjusted EBITDA of the reporting unit. This calculation is performed on both the current year actual results and on the budgeted amounts for the following year. Similarly, when testing for impairment of long-lived assets other than goodwill, the Company initially reviews the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively “asset”). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of Statement of Financial Accounting Standards (“SFAS”) No. 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although the Company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 10, “Long-Term Debt.”

Derivatives—The Company accounts for derivatives based on SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See the “Comprehensive Income” section of this Note and Note 20, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). Other postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each. See Note 5, “Acquisitions” and Note 10, “Long-Term Debt” for additional information concerning these transactions. In addition, see discussion of “Redeemable convertible preferred stock” below.

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

Further, the 12% senior discount notes, issued by our indirect subsidiary, Rockwood Specialties International, Inc., were held by affiliates of KKR. As a result of the completion of the IPO, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest). Interest on the senior discount notes was $6.5 million and $9.1 million for the years ended December 31, 2005 and 2004, respectively.

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

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, minimum pension liability adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt. See Note 20, “Accumulated Other Comprehensive Income.”

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

Recent Accounting Pronouncements—The Company implemented the financial accounting standards listed below on January 1, 2006. The adoption of these standards did not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS 123R                                 Share Based Payment

SFAS 151                                         Inventory Costs

SFAS 153                                         Exchanges of Nonmonetary Assets

SFAS 154                                         Accounting Changes and Error Corrections

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. These costs are recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in APB 25. The Company is applying SFAS 123R on a modified prospective basis. In accordance with SFAS 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date it first filed its registration statement with the Securities and Exchange Commission (“SEC”), and for any awards modified, repurchased or cancelled after this date. See Note 3, “Stock-Based Compensation,” for further details of the impact of adopting this standard.

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

SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements , and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an
amendment of FASB Statements No. 87, 88, 106 and 132 (R), was issued. This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. In addition, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 also has expanded the disclosure requirements for pension plans and other postretirement plans. This statement provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans as of December 31, 2006. See Note 13, “Employee Benefit Plans,” for additional disclosures required and the impact of adopting SFAS No. 158.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008. The Company currently measures its funded status as of the date of the Company’s fiscal year-end consolidated balance sheet for most of its plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Prior to SAB 108, there were two methods most commonly used to quantify misstatements: the “rollover” method, which focused primarily on the income statement impact of misstatements, and the “iron curtain” method, which focused primarily on the balance sheet impact of misstatements. Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., dual approach) when evaluating the materiality of financial statement errors. SAB 108 was effective for the Company for its financial statements for the year ended December 31, 2006. The adoption of this SAB did not have a material impact on the Company’s financial statements for the year ended December 31, 2006.

The Company will adopt the following in the first quarter of 2007:

In June 2006, a final consensus was reached on EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. This Issue affirms that the presentation of taxes in the income statement should be on either a gross (included in revenues and costs) or a net (excluded from revenues) basis and that this is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if such taxes are significant and reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements. The Company will adopt this EITF in the first quarter of 2007 and has adopted an accounting policy that requires taxes collected from customers and remitted to governmental authorities to be reported on a net basis (excluded from revenues). The adoption of this EITF is not expected to have a material impact on the Company’s financial statements.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007 and is currently evaluating the impact it will have on its financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. It continues to permit the application of three alternative methods of accounting for planned maintenance activities: direct expense, built-in-overhaul and deferral methods. In addition, this FSP requires disclosure of the method of accounting for planned maintenance activities selected. The Company will adopt this FSP in the first quarter of 2007 and has adopted an accounting policy that requires planned major maintenance activities to be accounted for under the direct-expense method. The adoption of this FSP is not expected to have a material impact on the Company’s financial statements.

The Company will adopt the following standards on January 1, 2008:

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to chose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.

Redeemable convertible preferred stock—During 2003, the Company issued redeemable convertible preferred stock to an affiliate of KKR. As a result of the completion of the IPO, the Company used $38.5 million of the proceeds to redeem all outstanding shares of the redeemable convertible preferred stock, including a redemption premium and accumulated and unpaid dividends. See Note 15, “Redeemable Convertible Preferred Stock.”

Stock-Based Compensation— Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized in net income for employee stock options, as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

As noted above under “Recent Accounting Pronouncements,” the Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. As a result, the Company is recording compensation cost for the unvested portion of awards issued after February 2005 and for any awards modified, repurchased or cancelled after this date. In the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.1 million. The incremental stock-based compensation expense caused income before taxes to decrease by $0.1 million, net income to decrease by $0.1 million and basic and diluted earnings per share to decrease by less than $0.01 per share for the year ended December 31, 2006.

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

	Year Ended December 31,
($ in millions, except per share amounts)	2005	2004
Net income (loss), as reported	$95.8	$(216.1)
Add: Stock-based compensation expense included in reported net loss, net of tax	—	0.2
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1.7)	(0.8)
Pro forma net income (loss)	94.1	(216.7)
Redeemable convertible preferred stock dividends	(4.3)	(4.2)
Pro forma net income (loss) applicable to common shareholders	$89.8	$(220.9)

Earnings (loss) per common share, as reported:
Basic	$1.55	$(6.66)
Diluted	$1.52	$(6.66)

Pro forma earnings (loss) per common share:
Basic	$1.52	$(6.68)
Diluted	$1.50	$(6.68)

2. DISCONTINUED OPERATIONS:

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary. The transaction was valued at approximately €425 million, which included the repayment of third party and intercompany indebtedness. As of December 31, 2006, the Company met the criteria for reporting the pending sale of its Groupe Novasep subsidiary as an asset held for sale and discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the Company’s financial statements have been reclassified to reflect the Groupe Novasep subsidiary as a discontinued operation for all periods presented.

Operating results of the discontinued operations are as follows:

	Year ended December 31,
($ in millions)	2006	2005	2004
Net sales	$355.7	$379.1	$101.0
Cost of products sold	266.0	290.3	81.9
Gross profit	89.7	88.8	19.1
Selling, general and administrative expenses	54.3	75.9	13.1
Impairment charges	—	44.7	—
Restructuring charges, net	—	(1.5)	—
Other, net	(0.2)	—	0.8
Operating income (loss)	35.6	(30.3)	5.2
Other income (expenses):
Interest expense, net	(4.1)	(6.3)	(1.0)
Foreign exchange gain (loss), net	0.7	0.1	(0.2)
Loss on sale of business	(11.5)	—	—
Other, net	(4.9)	(0.1)	(0.7)
Other income (expenses), net	(19.8)	(6.3)	(1.9)
Income (loss) before taxes and minority interest	15.8	(36.6)	3.3
Income tax (benefit) provision	(12.1)	7.6	5.2
Net income (loss) before minority interest	27.9	(44.2)	(1.9)
Minority interest	(5.2)	3.0	—
Net income (loss)	$22.7	$(41.2)	$(1.9)

The carrying values of the assets and liabilities of the discontinued operation included in the consolidated balance sheets at

December 31, 2006 and 2005 are as follows:

	December 31,
($ in millions)	2006	2005
ASSETS
Cash and cash equivalents	$11.8	$1.7
Accounts receivable, net	82.5	78.0
Inventories	79.3	77.7
Deferred income taxes	(12.5)	(6.1)
Prepaid expenses and other current assets	13.2	11.0
Property, plant and equipment, net	203.7	164.8
Goodwill	28.6	33.2
Other intangible assets, net	79.2	76.7
Other assets	4.8	4.8
Total assets to be disposed	$490.6	$441.8
LIABILITIES
Accounts payable	$34.3	$40.4
Income taxes payable	6.6	1.6
Accrued compensation	18.8	15.7
Restructuring liability	—	0.2
Accrued expenses and other current liabilities	38.3	43.6
Long-term debt, including current portion	45.6	82.6
Pension and related liabilities	14.3	18.8
Deferred income taxes	7.5	23.7
Other liabilities	5.7	18.1
Total liabilities to be disposed	$171.1	$244.7

The net gain on the sale to be recorded in the first quarter of 2007 is approximately $120.0 million (net of $1.5 million of taxes based on German tax law).

In late 2005, Rockwood decided to substantially downsize the operations of Rohner AG (“Rohner”). This decision was driven by a number of factors, including, in particular, continued capacity utilization issues as a result of the loss of a key customer in 2003 and the inability to replace this lost volume with comparable profitable volume. The downsizing included a review of Rockwood’s strategic options for this business including potential sale or closure. The Company recorded a full impairment charge at the end of 2005 with respect to Rohner’s long-term assets, primarily property, plant and equipment, totaling $44.7 million due to these actions. On March 9, 2006, after exploring several alternatives, the Company sold all of the capital stock of Rohner for a nominal price. Until that time, Rohner, had been a subsidiary in the Company’s Groupe Novasep segment.

In addition, in connection with this downsizing, the Company recorded during the year ended December 31, 2005 a minority interest charge of $13.9 million related to a guarantee, in an amount up to €55.0 million, entered into in May 2005 by one of the Company’s wholly-owned subsidiaries that was the 78.6% owner of Groupe Novasep SAS, of loans made by a Groupe Novasep SAS subsidiary to Rohner. At the time of the guarantee, the Company concluded the likelihood of having to fulfill this guarantee obligation was remote based on the limited term of the guarantee, the fact that the Company indirectly controlled the subsidiary receiving the guarantee and the expectation of continuing operations at Rohner. In connection with the preparation of the Company’s 2005 financial statements, the Company concluded that it was probable that it would have to fulfill this guarantee obligation. Accordingly, the Company recorded the minority interest charge, based on the 21.4% minority interest in Groupe Novasep SAS not held by the Company. In October 2006, this guarantee obligation was settled for €35.0 million. As a result, minority interest income of approximately $3.3 million ($5.5 million before taxes) was recorded in the third quarter of 2006 as the final negotiated guarantee settlement was less than the amount that was originally contractually agreed upon.

The Company recorded a net pre-tax loss of $11.5 million on the sale of Rohner in 2006, representing consideration given less the remaining net liabilities of Rohner, which were transferred to the purchaser.

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

Restricted Stock—Restricted stock of the Company can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. During 2006, the Company granted 1,207 shares of restricted stock which vest over five years. The compensation cost related to this restricted stock caused income before taxes to decrease by less than $0.1 million and net income to decrease by less than $0.1 million for year ended December 31, 2006. The weighted average grant date fair value of the restricted shares granted in the third quarter of 2006 was $20.70. As of December 31, 2006, there was less than $0.1 million of unrecognized compensation cost related to restricted stock awards determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 4.7 years.

Stock Purchase—Eligible employees and directors can purchase shares of the Company’s common stock at prices as determined by its board of directors. Under the Plan, the Company sold 4,106 shares during the year ended December 31, 2006 at the fair market value of the stock ($20.70 per share) based on the closing price of the stock on the New York Stock Exchange on the date of purchase for gross proceeds of approximately $0.1 million.

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

The compensation cost charged against income under the Plan in accordance with SFAS No. 123R in the year ended December 31, 2006 for share-based compensation programs was $0.1 million before taxes. As noted in Note 1, “Description of Business and Summary of Recent Accounting Policies,” the Company is recording compensation cost for the unvested portion of awards issued after February 2005, which is the date the Company first filed a registration statement with the SEC, and for any awards modified, repurchased or cancelled after this date.

The fair value of stock options granted in the years ended December 31, 2006, 2005 and 2004 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Year ended December 31,
	2006	2005	2004
Expected term (in years)	6.8	6.7	6.6
Expected volatility	30%	35%	35%
Risk-free rate	4.8%	4.3%	3.5%
Expected dividends	N/A	N/A	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining expected term of an employee share option (in accordance with SAB No. 107). As Rockwood became a public company in August 2005, there is not a long period of history of the Company’s share price. As a result, the Company’s expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are not applicable as the Company currently does not pay a dividend on its shares.

As of December 31, 2006, there was $0.3 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 3.3 years. As of January 1, 2006 and December 31, 2006, the number of nonvested stock options determined in accordance with SFAS No. 123R was 53,800 and 47,814, respectively, and the weighted-average grant date fair value of nonvested stock options was $8.68 and $8.88, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was less than $0.1 million. Cash received from option exercises during 2006 was less than $0.1 million. The total tax benefit realized from options exercised in 2006 was less than $0.1 million. The total fair value of shares vested during the year ended December 31, 2006 was $0.9 million.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2006, 2005 and 2004, and changes during the period ended on that date is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2003	1,810	$14.61
Granted	2,092	14.61
Forfeited	(14)	14.61
Outstanding at December 31, 2004	3,888	14.61
Granted	57	19.76
Forfeited	(63)	14.61
Outstanding at December 31, 2005	3,882	14.69
Granted	27	21.87
Exercised	(2)	14.61
Forfeited	(69)	17.11
Outstanding at December 31, 2006	3,838	$14.69	6.25	$40.6

Options vested or expected to vest at December 31, 2006	3,690	$14.69	6.23	$39.0

Options exercisable at December 31, 2006	2,044	$14.63	5.76	$21.7

Weighted-average fair value of options granted during the year	$9.46

Subsidiary Plan

Stock Options — In September 2005, Groupe Novasep SAS (“Groupe Novasep”), a former subsidiary of the Company, approved a stock option plan for certain of its employees. Under this plan, there were 24,543 authorized shares of Groupe Novasep stock available for grant. Compensation cost charged against income under the Subsidiary Plan for the options in accordance with SFAS No. 123R in the year ended December 31, 2006 for share-based compensation programs of $0.1 million before taxes was reported in discontinued operations in the consolidated statements of operations. See Note 2, “Discontinued Operations,” for further details. All stock options under this subsidiary plan were cancelled as a result of the sale of Groupe Novasep in January 2007.

4. SEGMENT INFORMATION:

Rockwood operates in six reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The six segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of color pigments and services, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Specialty Compounds; and (6) Electronics, which consists of electronic chemicals and photomasks business lines.

Items that cannot be readily attributed to individual segments have been classified as “Corporate.” Corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some costs maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major Corporate components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation and fees relating to the implementation of a new consolidation software system, interest expense on external debt, foreign exchange losses or gains, refinancing expenses related to external debt and initial public offering related expenses. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty		Discontinued
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Operations	Corporate	Consolidated
Year Ended December 31, 2006
Net sales	$918.3	$766.3	$441.1	$389.6	$251.0	$208.9	$—	$—	$2,975.2
Total Adjusted EBITDA	206.6	134.1	88.5	104.8	31.7	36.5	68.3	(49.0)	621.5
Capital expenditures	52.7	26.2	36.5	32.5	3.8	7.4	—	12.8	171.9
Year Ended December 31, 2005
Net sales	$842.0	$680.7	$430.5	$369.6	$237.5	$181.8	$	$—	$2,742.1
Total Adjusted EBITDA	174.2	148.3	86.6	93.8	29.5	26.9	51.9	(40.3)	570.9
Capital expenditures (a)	39.6	21.8	36.5	46.0	4.1	4.6	—	10.9	163.5
Year Ended December 31, 2004
Net sales	$321.1	$630.9	$175.7	$146.3	$200.4	$168.1	$—	$—	$1,642.5
Total Adjusted EBITDA	60.0	149.2	37.8	35.8	28.8	28.9	20.6	(28.7)	332.4
Capital expenditures	11.5	19.6	11.8	27.5	2.3	6.7	—	1.6	81.0

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty		Discontinued	Corporate	Eliminations
	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Operations	(b)	(c)	Consolidated
Identifiable assets as of:
December 31, 2006	$1,624.8	$1,041.8	$738.2	$749.5	$272.2	$306.3	$490.6	$133.0	$(136.6)	$5,219.8
December 31, 2005	1,501.6	1,011.5	644.8	653.3	221.9	323.6	441.8	219.4	(201.4)	4,816.5

(a)             This includes the purchase of $7.0 million and $6.7 million of other intangible assets in 2006 and 2005, respectively.

(b)            This includes $41.0 million and $39.7 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at December 31, 2006 and 2005, respectively.

(c)             Amounts contained in the “Eliminations” column represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate segment’s identifiable assets.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2006	2005	2004
Net sales:
United States	$965.3	$903.3	$741.0
Germany	1,140.6	1,062.6	443.6
Rest of Europe	577.6	535.5	330.8
Rest of World	291.7	240.7	127.1
	$2,975.2	$2,742.1	$1,642.5

The increase in net sales in 2005 compared to the same period in the prior year is primarily due to the acquisitions made in 2004 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details).

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2006	2005
Long-lived assets:
United States	$228.8	$232.5
Germany	700.3	595.6
Rest of Europe	277.5	247.5
Rest of World	168.3	162.0
	$1,374.9	$1,237.6

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof, including treatment of discontinued operations. The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

The Company uses Adjusted EBITDA on a segment basis to assess its operating performance. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income before taxes as the most comparable GAAP measure.

The following table presents a reconciliation of income before taxes to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty		Discontinued
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Operation	Corporate	Consolidated
Year Ended December 31, 2006
Income (loss) before taxes	$110.1	$73.1	$23.1	$36.4	$12.5	$16.0	$—	$(118.3)	$152.9
Interest expense, net (a)	44.7	13.2	28.8	31.5	9.4	1.4	—	66.7	195.7
Depreciation and amortization	47.5	42.5	38.2	33.1	8.7	16.9	—	4.1	191.0
Impairment charges	2.2	—	—	—	—	—	—	—	2.2
Restructuring and related charges (b)	2.0	1.2	—	1.1	—	1.1	—	0.2	5.6
CCA litigation defense costs	—	0.8	—	—	—	—	—	—	0.8
Systems/organization establishment expenses	0.1	1.3	—	1.3	0.9	—	—	7.1	10.7
Cancelled acquisition and disposal costs	1.0	0.1	—	—	—	1.0	—	0.4	2.5
Inventory write-up reversal	—	0.8	—	0.1	0.2	—	—	—	1.1
Losses (gains) related to asset sales	0.3	0.4	0.1	0.1	—	0.1	—	(1.2)	(0.2)
Foreign exchange loss (gain)	0.4	0.1	—	—	—	—	—	(9.1)	(8.6)
Other	(1.7)	0.6	(1.7)	1.2	—	—	—	1.1	(0.5)
Adjusted EBITDA from continuing operations	206.6	134.1	88.5	104.8	31.7	36.5	—	(49.0)	553.2
Discontinued operations	—	—	—	—	—	—	68.3	—	68.3
Total Adjusted EBITDA	206.6	$134.1	$88.5	$104.8	$31.7	$36.5	$68.3	$(49.0)	$621.5
Year Ended December 31, 2005
Income (loss) before taxes	$89.4	$85.9	$20.2	$34.1	$22.3	$5.2	$—	$(55.9)	$201.2
Interest expense, net (a)	36.2	20.6	30.8	30.1	(1.6)	5.3	—	87.9	209.3
Depreciation and amortization	44.7	33.2	36.2	29.8	8.3	15.3	—	3.1	170.6
Impairment charges	—	0.4	—	—	—	—	—	—	0.4
Restructuring and related charges (b)	4.2	6.3	—	2.6	(0.1)	3.0	—	(0.1)	15.9
CCA litigation defense costs	—	1.1	—	—	—	—	—	0.1	1.2
Systems/organization establishment expenses	(0.1)	0.3	—	0.1	—	—	—	3.6	3.9
Cancelled acquisition and disposal costs	—	0.2	—	—	—	0.1	—	0.9	1.2
Cost incurred related to debt modifications	—	—	—	—	—	—	—	1.0	1.0
Management services agreement termination fee (c)	—	—	—	—	—	—	—	10.0	10.0
Loss on early extinguishment of debt (c)	—	1.1	—	—	0.6	0.3	—	24.6	26.6
(Gains) losses related to asset sales	(1.7)	0.2	—	(2.9)	—	—	—	—	(4.4)
Foreign exchange loss (gain)	1.9	(1.0)	—	—	—	(2.3)	—	(113.1)	(114.5)
Other	(0.4)	—	(0.6)	—	—	—	—	(2.4)	(3.4)
Adjusted EBITDA from continuing operations	174.2	148.3	86.6	93.8	29.5	26.9	—	(40.3)	519.0
Discontinued operations	—	—	—	—	—	—	51.9	—	51.9
Total Adjusted EBITDA	$174.2	$148.3	$86.6	$93.8	$29.5	$26.9	$51.9	$(40.3)	$570.9
Year Ended December 31, 2004
(Loss) income before taxes	$(7.1)	$88.3	$0.3	$(13.8)	$21.0	$(10.1)	$—	$(265.7)	$(187.1)
Interest expense, net (a)	24.3	26.8	15.7	16.6	(0.7)	5.4	—	73.0	161.1
Depreciation and amortization	17.4	32.0	15.0	11.5	7.7	20.8	—	2.2	106.6
Impairment charges	—	—	—	—	—	11.0	—	—	11.0
Restructuring and related charges	0.3	0.5	—	—	0.3	—	—	—	1.1
Systems/organization establishment expenses	0.1	0.2	—	—	—	0.2	—	4.3	4.8
Cancelled acquisition and disposal costs	—	—	—	—	—	0.2	—	0.3	0.5
Cost incurred related to debt modifications	—	—	—	—	—	—	—	2.0	2.0
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	25.4	1.0	6.6	20.8	—	—	—	—	53.8
Write-off of deferred debt issuance costs	—	0.4	—	0.2	—	0.1	—	24.4	25.1
Foreign exchange (gain) loss	(0.9)	0.3	—	—	—	1.4	—	125.4	126.2
Other	0.5	(0.3)	0.2	0.7	0.3	(0.1)	—	1.4	2.7
Adjusted EBITDA from continuing operations	60.0	149.2	37.8	35.8	28.8	28.9	—	(28.7)	311.8
Discontinued operations	—	—	—	—	—	—	20.6	—	20.6
Total Adjusted EBITDA	$60.0	$149.2	$37.8	$35.8	$28.8	$28.9	$20.6	$(28.7)	$332.4

(a)             Includes gains of $7.2 million, $22.4 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)            Includes inventory writedowns of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(c)             In connection with the IPO, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.4 million were written off.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income (loss) before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                      Impairment charges:   In 2006, the Company recorded an impairment charge of $2.2 million related to the writedown of property, plant and equipment within the Fine Chemicals business of the Specialty Chemicals segment. In 2005, the Company recorded an impairment charge of $0.4 million to property, plant and equipment in the Color Pigments and Services business within the Performance Additives segment.

As part of the Company’s annual impairment testing in 2004, it was determined that there were asset impairments in certain businesses within our Electronics segment. These impairments resulted from a significant decline in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the Electronics segment’s business lines’ relative competitive position due to continued industry concentration and resulting pricing pressure. Accordingly, the Company recorded non-cash asset impairment charges to goodwill of $4.0 million in 2004. Also, the Company recorded non-cash impairment charges to property, plant and equipment of $7.0 million in 2004.

•                      Restructuring and related charges:   Restructuring charges of $5.6 million, $15.9 million and $1.1 million (including $0.4 million and $0.5 million of charges recorded in cost of products sold in the consolidated statements of operations in 2006 and 2005, respectively) were recorded in 2006, 2005 and 2004, respectively, for miscellaneous restructuring activities, including facility closures and headcount reductions (see Note 18, “Restructuring Liability,” for further details).

•                      Chromated copper arsenate (CCA) litigation defense costs:   Costs of $0.8 million and $1.2 million were recorded in 2006 and 2005, respectively, primarily for attorney fees related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                      Systems/organization establishment expenses:   For 2006, expenses of $10.7 million were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system. For 2005, expenses of $3.9 million were recorded related to the integration of the businesses acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. For 2004, expenses of $4.8 million million were recorded related to the integration of the businesses acquired in the Dynamit Nobel Acquisition, professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and costs that arose in connection with the KKR Acquisition and the Company’s resulting organization as a stand-alone company and expenses relating to the amortization of sign-on compensation arrangements for key executives.

•                      Cancelled acquisition and disposal costs:   Costs of $2.5 million, $1.2 million and $0.5 million were recorded in 2006, 2005 and 2004, respectively, in connection with non-consummated acquisitions and dispositions.

•                      Costs incurred related to debt modifications:   In December 2005, the Company expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans. In 2004, the Company expensed $2.0 million related to debt refinancing.

•                      Stamp duty tax:   In June 2004, the Company paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR Acquisition.

•                      Inventory write-up reversal:   Under Statement of Financial Accounting Standard No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the acquisition of the Süd-Chemie businesses in 2005 and acquisitions in the Advanced Ceramics and Specialty Compounds segments in 2006, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $1.1 million as the inventory was sold in the normal course of business. In connection with the Dynamit Nobel Acquisition in 2004, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $52.8 million during 2004, as the inventory was sold in the normal course of business. In connection with the pigments and dispersions acquisition in the Performance Additives segment, the Company also included the $1.0 million impact from the reversal of inventory step-ups in 2004.

•                      Management services agreement termination fee:   In connection with the IPO, the Company recorded an expense of $10.0million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

•                      Loss on early extinguishment of debt:   In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.4 million of deferred financing costs associated with the debt repaid in connection with the IPO.

•                      Deferred Debt Issuance Costs:   In 2004, the Company wrote off $25.1 million of debt in connection with repayment and refinancing of indebtedness.

•                      Losses (gains) related to asset sales:   The Company recorded gains, net of $0.2 million and $4.4 million (including a gain of $1.7 million related to the sale and leaseback of a facility in the Specialty Chemicals segment) in 2006 and 2005, respectively, related to asset sales.

•                      Foreign exchange (gain) loss:   During the periods presented, the Company recorded foreign exchange (gains) and losses related to our long-term debt. These amounts primarily reflect the non-cash translation impact on the Company’s euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound. For 2006 and 2005, gains of $8.6 million and $114.5 million, respectively, were recorded. In 2004, losses of $126.2 million were recorded. In addition, the foreign exchange loss in 2004 included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that the Company entered into in connection with the Dynamit Nobel Acquisition. The decrease in foreign exchange gains in 2006 from 2005 was primarily due to the designation of the majority of the Company’s euro-denominated debt as a net investment hedge in October 2005 whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for the portion of the hedge that remains effective.

•                      Other:   In 2006, the Company recorded $1.8 million of income primarily related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment of $1.6 million. In 2005, the Company recorded income of $2.6 million primarily related to the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005. The loss in 2004 of $2.8 million primarily relates to a stamp duty tax paid on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

•                      Discontinued operations:   As noted above, the Company completed the sale of its Groupe Novasep subsidiary on January 9, 2007. As a result, the Company’s financial statements have been reclassified to reflect the Groupe Novasep subsidiary as a discontinued operation for all periods presented. The following represent some of the significant adjustments to Adjusted EBITDA for the former Groupe Novasep segment:

•                      In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $11.5 million in 2006.

•                      In conjunction with the downsizing of the Company’s manufacturing operations at the Rohner AG facility within the Groupe Novasep segment, the Company recorded impairment charges of $44.7 million in 2005 primarily related to the write-down of property, plant and equipment.

•                      In connection with the Groupe Novasep combination, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $3.1 million for 2005 as the inventory was sold in the normal course of business. In connection with the Dynamit Nobel Acquisition in 2004, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $7.3 million during 2004, as the inventory was sold in the normal course of business.

5. ACQUISITIONS:

Since February 2002, pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses at purchase prices ranging from approximately $3.0 million (a U.S. liquid pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed (the four businesses of Dynamit Nobel). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” any goodwill resulting from acquisitions is tested for impairment at least annually.

Dynamit Nobel

On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies ag, now known as GEA Group Aktiengesellschaft, for the businesses acquired. On July 6, 2005, the Company paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner AG), which was an integral part of the Groupe Novasep segment prior to its sale in January 2007. The Company’s financial statements have been reclassified to reflect the Groupe Novasep segment as a discontinued operation for all periods presented. See Note 2, “Discontinued Operations,” for further details. The allocation of the purchase price to the identifiable assets acquired is complete.

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

Johnson Matthey Pigments and Dispersions Business

On September 2, 2004, the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses). The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction. See Note 10, “Long-Term Debt”.

This acquisition was accounted for using the purchase method of accounting and is incorporated into the Company’s Performance Additives segment. The allocation of the purchase price to the identifiable assets acquired is complete. Goodwill of less than $1.0 million has been recorded. This acquisition was not significant on a pro forma basis and therefore, pro forma information is not provided.

Groupe Novasep Combination

On December 31, 2004, in connection with the combination of the three business lines of the Custom Synthesis segment with Groupe Novasep SAS, one of Rockwood’s subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owned approximately 79% of the new Groupe Novasep (formerly known as the Groupe Novasep segment) and management of Groupe Novasep owned the remaining 21%. The Company used cash on hand to finance this transaction.

This combination was accounted for using the purchase method of accounting and was incorporated into the Company’s Groupe Novasep segment. The Company has finalized the estimated fair value of the assets acquired and liabilities assumed. Goodwill of $28.6 million at December 31, 2006 is included in the accompanying balance sheet in assets from discontinued operations. This acquisition was not significant on a pro forma basis and therefore, pro forma information is not provided. As noted above, the Company sold Groupe Novasep in January 2007.

Süd-Chemie AG Rheological Additives and Carbonless Developers’ Businesses

On December 30, 2005, the Company completed the acquisition of the rheological additives and carbonless developers businesses of Süd-ChemieAG, Munich, Germany. This acquisition complements the Company’s existing Clay-based Additives businesses and allows the Company to better serve customers with a broader product line, enhanced technical resources and increased production capability. This acquisition was accounted for using the purchase method of accounting and is incorporated into the Company’s Performance Additives segment. Goodwill in the transaction totaled $10.1 million as of December 31, 2006. This acquisition was not significant on a pro forma basis and therefore, pro forma information is not provided.

6. INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2006	2005
Raw materials	$160.1	$127.7
Work-in-process	53.3	49.4
Finished goods	226.4	198.1
Packaging materials	5.6	5.3
	$445.4	$380.5

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2006	2005
Land	$134.7	$123.3
Buildings and improvements, including land improvements	419.7	365.9
Machinery and equipment	1,010.9	815.4
Furniture and fixtures	100.1	68.1
Mining rights	86.3	86.3
Construction-in-progress	99.4	82.4
Property, plant and equipment, at cost	1,851.1	1,541.4
Less accumulated depreciation and amortization	(476.2)	(303.8)
Property, plant and equipment, net	$1,374.9	$1,237.6

Depreciation expense was $139.3 million, $127.8 million and $81.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company recorded an impairment charge of $7.0 million in 2004 related to property, plant and equipment in its Electronics segment. See Note 17, “Impairment Charges.”

In addition, property, plant and equipment at December 31, 2006 and 2005 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2006	2005
Buildings and improvements, including land improvements	$48.3	$43.2
Machinery and equipment	0.5	4.9
Furniture and fixtures	6.7	2.3
	55.5	50.4
Accumulated depreciation	(8.0)	(5.4)
Total	$47.5	$45.0

In the fourth quarter of 2006, the Company recorded an adjustment related to certain fixed assets originally recorded in connection with the Laporte acquisition subsequently determined to be not supported by internal documentation. This adjustment to the Company’s purchase accounting resulted in an increase to goodwill of $1.4 million within the Performance Additives segment with a corresponding decrease to property, plant and equipment, net of $1.4 million. The effects of this adjustment to the Company’s Consolidated Balance Sheet as of December 31, 2005 was not material. In addition, this adjustment had no impact on the Company’s Consolidated Statements of Operations or the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

8. GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Total
Balance, January 1, 2005	$665.5	$463.8	$172.4	$230.7	$115.5	$124.2	$1,772.1
Acquisitions	—	9.9	—	—	—	—	9.9
Reversal of deferred tax valuation allowances	(12.5)	—	—	(5.1)	—	—	(17.6)
Other tax adjustments	(17.3)	2.5	0.6	(7.5)	—	—	(21.7)
Post-closing consideration and other related adjustments	3.5	3.5	1.7	1.9	—	—	10.6
Restructuring reserves	(0.9)	—	(0.4)	(1.6)	—	—	(2.9)
Foreign exchange and other (a)	(99.5)	(20.2)	(22.6)	(30.9)	(6.3)	(4.9)	(184.4)
Balance, December 31, 2005	538.8	459.5	151.7	187.5	109.2	119.3	1,566.0
Acquisitions	—	—	—	5.8	2.1	—	7.9
Other tax adjustments	(5.5)	—	2.7	6.0	—	—	3.2
Post-closing consideration and other related adjustments	0.6	(1.1)	0.2	0.7	—	—	0.4
Foreign exchange and other (a)	63.7	22.4	18.0	23.2	7.2	5.7	140.2
Balance, December 31, 2006	$597.6	$480.8	$172.6	$223.2	$118.5	$125.0	$1,717.7

(a) Consists primarily of foreign currency changes.

In the fourth quarter of 2006, the Company recorded an adjustment related to a pension obligation which had not been recorded in connection with the Dynamit Nobel Acquisition. This adjustment to the Company’s purchase accounting resulted in an increase to goodwill of approximately $0.9 million and a corresponding increase to pension liabilities. The effects of this adjustment to the Company’s Consolidated Balance Sheet as of December 31, 2005, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the year ended December 31, 2005 were not material.

Also in the fourth quarter of 2006, the Company recorded an adjustment related to a deferred tax asset which was recorded in connection with the Dynamit Nobel Acquisition purchase accounting in 2005. The adjustment resulted in a decrease to goodwill of approximately $4.6 million and a corresponding increase to non-current deferred tax liabilities. The effects of this adjustment to the Company’s Consolidated Balance Sheet as of December 31, 2005, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the year ended December 31, 2005 were not material.

9. OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of December 31, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$311.1	$(82.0)	$229.1	$283.9	$(53.3)	$230.6
Trade names and trademarks	132.7	(15.2)	117.5	111.8	(7.2)	104.6
Customer relationships	191.3	(32.6)	158.7	161.0	(17.9)	143.1
Other	52.9	(18.6)	34.3	40.3	(12.3)	28.0
Total	$688.0	$(148.4)	$539.6	$597.0	$(90.7)	$506.3

(a) Increase from December 31, 2005 primarily due to currency effects.

Amortization of other intangible assets was $51.7 million, $42.8 million and $25.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2007	$55.4
2008	53.9
2009	46.4
2010	44.9
2011	43.4

10. LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($, € and £ in millions)	2006	2005
Senior secured credit facilities:
Tranche A-1 term loans (€35.2 and €39.1, respectively)	$46.5	$46.1
Tranche A-2 term loans (€153.4 and €170.4, respectively)	202.4	201.0
Tranche E term loans	1,127.8	1,139.3
Tranche F term loans (€270.7 and €273.4, respectively)	357.3	322.5
Revolving short-term loans	37.0	30.0
2011 Notes	273.4	273.4
2014 Notes (€375.0 and $200.0 as of December 31, 2006 and 2005)	695.0	642.4
Other term loan facilities	12.9	26.9
Capitalized lease obligations (€35.3 and €37.8, respectively)	46.6	44.6
Preferred stock of subsidiary (£12.0 as of December 31, 2006 and 2005)	23.5	20.6
Other (€12.4 and €12.2, respectively)	16.3	14.4
	2,838.7	2,761.2
Less current maturities	(117.8)	(99.8)
	$2,720.9	$2,661.4

Maturities of long-term debt are as follows:

($ in millions)
2007	$117.8
2008	89.8
2009	64.2
2010	68.6
2011	355.4
Thereafter	2,142.9
$2,838.7

Senior Secured Credit Facilities

a) Structure

In connection with the Dynamit Nobel Acquisition, the Company entered into a senior secured credit agreement on July 30, 2004. €39.1 of the tranche A-1 term loans, €128.5 million of the tranche A-2 term loans, $985.0 million of the tranche B term loans and €222.1 million of the tranche C term loans were drawn in a single drawing on the closing of the Dynamit Nobel Acquisition. The remaining €41.9 million of the tranche A-2 term loans were drawn in a single drawing on September 30, 2004 in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc.

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

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, euros and/or pounds sterling. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the terms of the amendments, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche E term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250.0 million. As of December 31, 2006 the Company had outstanding borrowings of $37.0 million under the revolving credit facility, and $26.5 million of letters of credit issued on its behalf.

Amounts borrowed under the term loan facilities, other than the revolving credit facility, that are repaid or prepaid may not be reborrowed.

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

f) Financial Covenants

The senior secured credit facilities contain the following financial covenants:

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

2011 Notes—In connection with the July 2003 refinancing, the Company issued $375.0 million principal amount of senior subordinated notes due 2011 (“2011 Notes”). In August 2005, $101.6 million, or 27%, of the 2011 Notes were redeemed with the IPO proceeds. Interest on the 2011 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 10.625% per year. Certain of our domestic subsidiaries guarantee the 2011 Notes on a senior subordinated basis. The Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity. The 2011 Notes have covenants and other terms and conditions that are comparable or generally less restrictive than the senior secured credit facilities.

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

Other term loan facilities— The Company has seven euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €7.8 million ($10.3 million) as of December 31, 2006. These term loans mature between 2008 and 2010 and bear annual interest rates ranging between 1.50% and 4.25%. In addition, the Company has three term loan facilities denominated in other foreign currencies, including Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of $2.5 million as of December 31, 2006. These term loans mature in 2008 and bear annual interest rates ranging between 2.50% and 5.50%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

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

Pay-in-kind Loans and Notes—In August 2005, net proceeds of $61.1 million and €98.3 million ($120.2 million, based on the August 22, 2005 exchange rate of €1.00 = $1.2232) from the IPO were used to redeem the outstanding principal amounts of the pay-

in-kind loans and notes, and to pay accrued and unpaid interest and a redemption premium.

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

Fair Value—The Company estimates that its debt under the senior secured credit facilities, based on current interest rates and terms, approximates fair value. Based on quoted market values at December 31, 2006, the Company estimates the fair value of its 2011 Notes and 2014 Notes approximated $291.1 million and $730.5 million, respectively.

Derivative Contracts—The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to euro-denominated debt. As of December 31, 2006, these contracts covered notional amounts of $736.3 million (at rates of 3.644% and 4.499%) and €472.7 million (at rates ranging from 2.498% to 5.720%). As of December 31, 2005, these contracts covered notional amounts of $749.0 million (at rates of 3.644% and 4.499%) and €478.4 million (at rates ranging from 2.498% to 4.529%). These contracts effectively convert 86% of the Company’s floating rate debt instruments to fixed rate obligations for the contract periods. The swaps mature between July 2007 and August 2008. The Company elected not to apply hedge accounting for these interest rate swaps in the historical periods presented and recorded the mark-to-market of these derivative transactions as a component of interest expense. These transactions decreased interest expense by $15.7 million and $9.1 million in 2006 and 2005, respectively, and increased interest expense by $4.4 million in the year ended December 31, 2004, of which gains of $9.4 million, $18.8 million and $5.2 million in 2006, 2005 and 2004, respectively, represented mark-to-market adjustments. The related asset and liability on the contracts’ marked-to-market adjustments is reflected in “Other Assets” and “Other liabilities,” respectively, in the “Consolidated Balance Sheets.” The Company believes that the counterparties to these agreements are financially sound institutions and the credit risk for non-performance of these contracts is not significant.

During 2003 the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78.2 million that effectively converted $78.2 million U.S. dollar borrowings into euro based obligations at an effective interest rate of EURIBOR plus 4%. In connection with the July 2003 refinancing, the Company reduced the notional amounts of this cross currency hedge to $20.1 million and €17.7 million. These contracts have final maturity dates of July 2010. These transactions increased interest expense by $1.3 million and $0.1 million in 2006 and 2004, respectively, and decreased interest expense by $4.4 million in 2005, of which (losses) gains of $(2.2) million, $3.6 million and $0.8 million in 2006, 2005 and 2004, respectively, represented mark-to-market adjustments.

In connection with the offering of the 2014 Notes, the Company entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of December 31, 2006. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2006 to be reclassified into earnings in 2007.

In addition, the Company designated the remaining portion of its euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its euro-denominated investments as of October 1, 2005 (euro debt of €680.9 million and $898.7 million based on the Friday, December 29, 2006 exchange rate of €1.00=$1.3199). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above, effective October 1, 2005 is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of December 31, 2006. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2006 to be reclassified into earnings in 2007.

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

For the year ended December 31, 2005, the Company reported after-tax losses of $0.6 million in accumulated other comprehensive income (“AOCI”) relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. This amount was reclassified into earnings within the next twelve months. There was no gain or loss reclassified from AOCI into income as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of

December 31, 2005, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions was six months. For the year ended December 31, 2006, the Company did not enter into any derivatives designated as foreign exchange cash flow hedges.

As of December 31, 2006, $1,174.4 million of the debt outstanding was denominated in euros.

In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, the Company entered into call options, permitting it to purchase up to €750.0 million at a price of $1.225 = €1.00. The options expired unexercised and the Company recorded an aggregate loss of $11.0 million on the call options in 2004. Rockwood also entered into a forward contract in July 2004 to purchase €1,057.0 million of euros at a fixed U.S. dollar rate of $1.208 = €1.00 which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. The Company recorded a related charge of $4.2 million in 2004.

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

Guarantees—In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2006, the Company had approximately $55.1 million of letters of credit and other bank guarantees, of which $0.8 million will expire in less than one year, $25.9 million will expire in 4-5 years and $28.4 million will expire after five years. This amount includes outstanding letters of credit of $26.5 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

11. TAXES ON INCOME:

Income (loss) before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2006	2005	2004
United States	$(11.7)	$76.0	$(146.4)
Foreign	164.6	125.2	(40.7)
	$152.9	$201.2	$(187.1)

The provision (benefit) for taxes on income consisted of the following:

	Year Ended December 31
($ in millions)	2006	2005	2004
Current income tax expense:
State	$4.4	$2.0	$5.3
Foreign	28.0	29.5	14.9
	$32.4	$31.5	$20.2
Deferred income tax expense (benefit):
Federal	$12.5	$9.1	$28.9
State	1.0	7.3	(3.8)
Foreign	26.7	16.3	(18.2)
	40.2	32.7	6.9
Total provision for taxes	$72.6	$64.2	$27.1

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

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2006	2005
Current deferred income tax assets:
Allowance for doubtful accounts	$1.9	$4.2
Restructuring	2.7	2.2
Other current reserves and accruals	19.3	26.1
Valuation allowance	(14.2)	(7.8)
Total current deferred income tax assets	9.7	24.7
Noncurrent deferred income tax assets:
Pension and postretirement benefits	55.9	56.8
Tax loss carryforwards and credits	165.1	148.5
Other non-current reserves and accruals	4.4	14.9
Foreign exchange on debt	29.8	—
Valuation allowance	(85.9)	(43.1)
Total noncurrent deferred income tax assets	169.3	177.1
Noncurrent deferred income tax liabilities:
Derivative instruments	(24.6)	(23.9)
Goodwill and other intangibles	(79.2)	(69.2)
Property, plant and equipment	(102.9)	(88.6)
Other	(5.7)	(5.3)
Total noncurrent deferred income tax liabilities	(212.4)	(187.0)
Net deferred income tax liability	$(33.4)	$14.8

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal effect	2.3	3.1	0.5
Foreign/U.S. tax differential	(3.3)	1.0	3.4
Goodwill	1.0	0.1	0.7
Increase (decrease) in valuation allowance	10.5	(14.3)	39.3
Debt instruments	1.8	2.1	2.9
Other	0.2	4.9	2.7
Effective tax rate	47.5%	31.9%	14.5%

The Company’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS 109.

As of December 31, 2006, the Company has U.S. federal and foreign Corporate tax loss carryforwards (excluding state and local amounts) of approximately $456.6 million, of which $285.4 million expire in years 2007 through 2026 and $171.2 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $281.0 million, of which $265.2 million expire in 2020 and beyond. The Company also has state and local tax loss carryforwards of approximately $204.1 million expiring in years 2007 through 2026.

The Company has increased its worldwide valuation allowance during 2006 by $49.2 million, from $50.9 million on a continuing operations basis to $100.1 million primarily due to increases in the U.S. valuation allowance due to the increase in U.S. deferred tax assets. The increase consists of $1.5 million recorded to goodwill in connection with prior year acquisitions, $31.0 million recorded to other comprehensive income and $16.1 recorded as an expense to continuing operations. The remainder relates to foreign currency fluctuations.

The valuation allowance as of December 31, 2006 and 2005 is attributable to deferred tax assets related to certain tax loss carryforwards in Germany, Italy and the United States, including certain states, for which it is more likely than not that the related tax benefits will not be realized. It is the Company’s policy that the valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized or not.

A table reflecting the activity in the valuation allowance is as follows:

		Additions
	Balance at	(Deductions)			Balance at
	Beginning	Charged to	Additions	Deletions	End
($ in millions)	of Period	Expense	Acquired	Other	of Period
Valuation Allowance
For the year ended December 31, 2006	$50.9	$16.1	$—	$33.1	$100.1
For the year ended December 31, 2005	113.4	(27.6)	—	(34.9)	50.9
For the year ended December 31, 2004	16.4	78.9	18.1	—	113.4

At December 31, 2006 and 2005 the Company had undistributed foreign earnings of $284.6 million and $158.7 million, respectively, which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. The foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax effected in accordance with the indefinite reversal criteria.

The Company records liabilities for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions, although supportable by the Company that may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s effective tax rate in any given year includes the impact of any changes to these liabilities. Favorable resolution of an issue would be recognized either as reduction to the Company’s annual tax rate or, in the case of acquired liabilities, an adjustment to goodwill.

During the fourth quarter of 2006, the Company recorded adjustments primarily related to year-end 2005 tax computations. The net effect of these adjustments resulted in an increase to the income tax provision of approximately $0.8 million, a decrease of $5.4 million to income taxes payable and a net increase to deferred tax liabilities of $6.2 million. The effects of this adjustment to the Company’s Consolidated Balance Sheet as of December 31, 2005, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the year ended December 31, 2005 was not material.

12. OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2006:

($ in millions)
Years ended December 31:
2007	$22.1
2008	15.7
2009	11.2
2010	7.9
2011	6.3
Thereafter	33.0
Total	$96.2

Rent expense under all operating leases was $29.6 million, $27.2 million and $21.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

13. EMPLOYEE BENEFIT PLANS:

The Company maintains various defined benefit pension plans, which cover certain employees in the U.S., U.K., Germany and other countries. Two subsidiaries in the United States provide various retirees with postretirement benefits, principally health care benefits. In addition, the Company provides certain retired employees in Germany with postretirement benefits for private health insurance premiums.

Funding requirements and investment policies for the Company’s various defined benefit plans are governed by local statutes and fiduciary standards outlined below.

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company adopted the recognition provisions of SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.

The following table presents the effect of applying SFAS No. 158 on the individual line items in the Consolidated Balance Sheet as of December 31, 2006:

	Before		After
	adoption of	SFAS 158	adoption of
($ in millions)	SFAS 158	adjustments	SFAS 158
Pension and related liabilities	$340.1	$12.9	$353.0
Deferred income taxes (non-current)	53.8	(1.9)	51.9
Accumulated other comprehensive income	245.3	(11.3)	234.0

The following tables provide a reconciliation of the benefit obligations, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used. The Company uses a December 31 measurement date for most of its plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$27.6	$25.5	$455.3	$443.0
Service cost	0.9	1.0	7.8	6.2
Interest cost	1.6	1.5	20.0	21.2
Plan participants’ contributions	—	—	0.5	0.5
Acquisitions	—	—	3.3	1.1
Actuarial loss (gain)	0.2	0.7	(30.9)	45.9
Foreign exchange loss (gain)	—	—	54.7	(60.0)
Benefits paid	(1.2)	(1.1)	(19.9)	(21.3)
Effect of curtailment/settlement	(0.9)	—	(2.8)	1.4
Other	—	—	(2.9)	17.3
Benefit obligation at end of year	$28.2	$27.6	$485.1	$455.3
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$20.4	$19.1	$98.8	$100.8
Actual return on assets	2.5	1.3	6.3	13.9
Employer contributions	1.7	1.1	9.1	4.0
Plan participants’ contributions	—	—	0.5	0.5
Foreign exchange loss (gain)	—	—	13.6	(13.1)
Benefits paid	(1.2)	(1.1)	(4.2)	(7.0)
Effect of curtailment/settlement	—	—	(2.8)	—
Other	—	—	(1.3)	(0.3)
Fair value of plan assets at end of year	$23.4	$20.4	$120.0	$98.8
Reconciliation of funded status at end of year:
Funded status	$(4.8)	$(7.2)	$(365.1)	$(356.5)
Unrecognized prior service cost		0.1		—
Unrecognized net loss		3.0		60.8
Accrued benefit cost		$(4.1)		$(295.7)
Amount recognized in the consolidated balance sheets:
Current liabilities	$—		$(11.3)
Noncurrent liabilities	(4.8)		(353.8)
Net amount recognized	$(4.8)		$(365.1)

The accumulated benefit obligation at December 31 is as follows:	$28.0	$26.5	$440.0	$427.5
Amount recognized in the consolidated balance sheets:
Accrued benefit liability		$(6.4)		$(336.1)
Intangible asset		0.1		—
Accumulated other comprehensive income		2.3		40.4
Net amount recognized		$(4.0)		$(295.7)
Amounts recognized in accumulated other comprehensive income
Net actuarial losses	$1.9		$32.9
Prior service cost	0.1		—
Accumulated other comprehensive income	$2.0		$32.9
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$28.2		$420.7
Accumulated benefit obligation	28.0		410.3
Fair value of plan assets	23.4		77.3

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.76%	5.69%	4.64%	4.20%
Rate of compensation increase	N/A	4.50%	3.26%	2.88%

	U.S. Plans			Non-U.S. Plans
($ in millions)	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine net
periodic benefit cost for years ended December 31:
Discount rate	5.69%	5.75%	6.22%	4.20%	5.04%	5.48%
Expected return on plan assets (a)	8.29%	8.30%	8.41%	4.97%	5.55%	5.86%
Rate of compensation increase	4.50%	4.50%	4.50%	2.88%	3.23%	3.19%
Components of net pension benefit costs:
Service cost	$0.9	$1.0	$1.0	$7.8	$6.2	$3.2
Interest cost	1.6	1.5	0.8	20.0	21.2	9.6
Expected return on assets	(1.7)	(1.6)	(0.9)	(6.4)	(5.6)	(3.3)
Net amortization of actuarial losses (gains)	0.1	0.1	—	1.0	(0.3)	—
Net amortization of prior experience losses	—	—	—	—	—	0.5
Net periodic pension cost	0.9	1.0	0.9	22.4	21.5	10.0
SFAS 88 settlement/curtailment	(0.4)	—	(3.3)	1.1	1.4	—
Total pension cost	$0.5	$1.0	$(2.4)	$23.5	$22.9	$10.0

(a)             The expected return on plan assets reflects the asset mix of the underlying plan assets along with the expected returns within each asset category, based on the local market. See “Investment policies and strategies” below.

Pension plans have the following weighted-average asset allocations at December 31, 2006 and 2005:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Equity securities	58%	57%	46%	50%
Debt securities	34%	41%	42%	43%
Real estate	—%	—%	7%	—%
Other	8%	2%	5%	7%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2007	$0.9	$20.1
2008	1.1	20.5
2009	1.1	21.2
2010	1.3	21.8
2011	1.4	22.4
Years 2012 - 2016	9.1	120.0
Expected employer contributions:
2007	$1.6	$4.6

In 2007, the Company expects to recognize $0.7 million of previously unrecognized actuarial losses.

	Other PostretirementBenefits
($ in millions)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$5.6	$5.2
Service cost	0.2	0.2
Interest cost	0.3	0.3
Actuarial (gain) loss	(1.0)	0.1
Benefits paid	(0.2)	(0.2)
Benefit obligation at end of year	$4.9	$5.6
Reconciliation of funded status at end of year:
Funded status	$(4.9)	$(5.6)
Unrecognized prior service cost		(0.2)
Unrecognized net loss		1.0
Accrued benefit cost		$(4.8)
Amount recognized in the consolidated balance sheets:
Current liabilities	$(0.2)
Noncurrent liabilities	(4.7)
Net amount recognized	$(4.9)
Amount recognized in the consolidated balance sheets:
Accrued benefit liability		$(4.8)
Accumulated other comprehensive income		—
Net amount recognized		$(4.8)
Amounts recognized in accumulated other comprehensive income
Prior service cost	$(0.2)
Accumulated other comprehensive income	$(0.2)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	5.52%
Rate of compensation increase	N/A	N/A

($ in millions)	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.52%	5.40%	5.84%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	4.50%
Components of other postretirement benefit costs:
Service cost	$0.2	$0.2	$0.1
Interest cost	0.3	0.3	0.2
Net amortization of prior experience losses	(0.1)	—	0.1
Total pension cost	$0.4	$0.5	$0.4

	2006	2005
Other Postretirement Benefit Plans
Assumed health care cost trend rates at December 31 (hourly plan/salaried plan):
Health care cost trend rate assumed for the following year	10.00% - 11.00%	11.00%
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	4.75% - 5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012

($ in millions)	1% Decrease	1% Increase
2006 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$(0.1)	$0.1
Effect on postretirement benefit obligation	(0.4)	0.4

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Other Post-
($ in millions)	retirement
2007	$0.2
2008	0.2
2009	0.2
2010	0.3
2011	0.3
Years 2012 - 2016	2.2
Expected employer contributions:
2007	$0.2

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2006, the Company made contributions of approximately $10.8 million to its defined benefit pension trusts and an additional $15.7 million in benefit payments directly to plan participants. For 2007, the Company expects to make payments of approximately $6.2 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $16.5 million.

Investment policies and strategies—The Company’s plans have varying statutory and plan governance requirements. Although the Company has representatives of local management involved in the governance of all plans, some plans or statutes also have representation by workers, employee unions, and/or corporate-level executives. Plans in the U.K. and the U.S. represent over 80% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary. In 2006, the plans were targeted to investment allocations within certain ranges that approximate the following:

	U.S.	U.K.
Equity securities	58%	54%
Debt securities	34%	37%
Real Estate	—%	8%
Other	8%	1%

Plan trustees regularly consult with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. U.K. plan investments are limited to listed securities not affiliated with the Company or the investment adviser and equities are divided between domestic and foreign equity. U.S. plan investments are generally limited to mutual funds.

Expected long-term rate of return on assets—The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $10.2 million, $9.7 million, $7.7 million in 2006, 2005 and 2004, respectively.

Multiemployer Plans—The Company participates in two multiemployer plans. Contributions under the plans are based on specified percentages of associate contributions. The Company’s contributions to the plans were $4.2 million, $3.7 million and $1.2 million in 2006, 2005 and 2004, respectively.

14. EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following share data:

	Year Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2006	2005	2004
EPS Numerator — Basic:
Net income (loss) from continuing operations	$80.3	$137.0	$(214.2)
Redeemable convertible preferred stock dividends	—	(4.3)	(4.2)
Net income (loss) from continuing operations applicable to common shareholders	80.3	132.7	(218.4)
Income (loss) from discontinued operations, net of tax	27.9	(44.2)	(1.9)
Minority interest in discontinued operations, net of tax	(5.2)	3.0	—
Net income (loss) applicable to common shareholders	$103.0	$91.5	$(220.3)

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,782	59,133	33,054

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.09	$2.24	$(6.61)
Earnings (loss) from discontinued operations, net of tax	0.31	(0.69)	(0.05)
Basic earnings (loss) per common share	$1.40	$1.55	$(6.66)

EPS Numerator - Diluted:
Net income (loss) from continuing operations	$80.3	$137.0	$(214.2)
Redeemable convertible preferred stock dividends	—	(4.3)	(4.2)
Net income (loss) from continuing operations applicable to common shareholders	80.3	132.7	(218.4)
Income (loss) from discontinued operations, net of tax	27.9	(44.2)	(1.9)
Minority interest in discontinued operations, net of tax	(5.2)	3.0
Net income (loss) applicable to common shareholders	$103.0	$91.5	$(220.3)

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	73,782	59,133	33,054
Effect of dilutive stock options and other incentives	1,262	869	—
Weighted average number of common shares outstanding and common stock equivalents	75,044	60,002	33,054

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.07	$2.21	$(6.61)
Earnings (loss) from discontinued operations, net of tax	0.30	(0.69)	(0.05)
Diluted earnings (loss) per common share	$1.37	$1.52	$(6.66)

For the year ended December 31, 2004, the effect of common stock issuable under the assumed exercise of stock options and warrants, computed on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding redeemable convertible preferred stock have been excluded from the diluted earnings per share calculation for all periods presented since the effect of such securities is anti-dilutive.

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

17. IMPAIRMENT CHARGES:

During the fourth quarter of 2006, management performed an impairment review of a business within the Fine Chemicals division of the Specialty Chemicals segment due to poor profitability. Based on this review, an impairment charge of $2.2 million was recorded to write-down the full value of machinery and equipment. In 2005, the Company recorded an impairment charge of $0.4 million to property, plant and equipment in the Color Pigments and Services business within the Performance Additives segment.

The Company recorded a goodwill impairment charge of $4.0 million in 2004 within the Electronics segment. This charge was recognized based on Rockwood’s annual impairment testing. In computing this impairment, fair value was determined by multiplying the adjusted EBITDA of the reporting unit projected for the following year by a discount factor based primarily on the ratio of enterprise value (generally market capitalization plus long-term debt less cash) to EBITDA of publicly-held companies in similar businesses, both historical and projected, as reported in published industry analysis. This impairment resulted from a significant decline, in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the reporting units’ relative competitive position due to continued industry concentration and resulting pricing pressure.

Based on the circumstances described above, the Company also performed impairment evaluations of the property, plant and equipment belonging to the respective reporting unit and recorded an impairment charge of $7.0 million in 2004. Based on the availability of additional relevant data, this impairment was computed by a discounted cash flow analysis of expected future cash flows of the reporting unit (as measured by Adjusted EBITDA).

18. RESTRUCTURING LIABILITY:

The Company recorded $5.2 million, $15.4 million and $1.1 million of restructuring charges in 2006, 2005 and 2004, respectively. In addition, inventory writedowns of $0.4 million were recorded in cost of products sold in 2006 related to the restructuring of a business in the Fine Chemicals division of the Specialty Chemicals segment and inventory writedowns of $0.5 million were recorded in cost of products sold in 2005 related to the restructuring of the Wafer Reclaim business in the Electronics segment. The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

2006 Restructuring Actions

During the year ended December 31, 2006, the Company expensed $5.2 million of restructuring charges. In the Specialty Chemicals segment, $1.6 million was recorded for miscellaneous headcount reductions and the closure of an administrative office in Spain. In the Electronics segment, $1.1 million was recorded related to the restructuring of the Wafer Reclaim business. This included severance and related costs for employees in connection with the closure of two Wafer Reclaim facilities. The Company closed a Wafer Reclaim facility in the U.K. in January 2006 and one of the facilities in the U.S. in March 2006. In addition, $1.2 million was recorded in the Performance Additives segment, $1.1 million was recorded in the Advanced Ceramics segment and $0.2 million was recorded in the Corporate segment primarily for miscellaneous headcount reductions.

2005 Restructuring Actions

During the year ended December 31, 2005, the Company expensed $15.4 million of restructuring charges for miscellaneous restructuring actions, including $4.1 million for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and $2.3 million for the announced restructuring of the Wafer Reclaim business. The Company recorded severance and related costs for employees in connection with the closure of the Wafer Reclaim facilities (one each in the U.K. and U.S.). In addition, $4.2 million was recorded in the Specialty Chemicals segment, $2.2 million was recorded in the Performance Additives segment and $1.2 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions. In addition, $1.4 million was recorded in the Advanced Ceramics segment related to the closure of a facility in Italy.

2004 Restructuring Actions

Dynamit Nobel Restructuring and Johnson Matthey Pigments and Dispersions Restructuring

During the year ended December 31, 2004, the Company expensed $1.1 million of restructuring charges. The Company began to assess and formulate specific plans to involuntarily terminate or relocate certain employees and/or exit certain activities of the Dynamit Nobel businesses as of the Dynamit Nobel Acquisition date. As a result, the Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to the Company’s new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and 40 positions were eliminated. All of these employees were selling, general and administrative personnel.

Selected information for the 2006 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2006
Liability balance, December 31, 2005	$—	$—	$—	$—
Purchase accounting (a)	3.5	0.7	0.7	4.9
Restructuring charge in 2006	2.9	1.2	—	4.1
Utilized in 2006	(1.2)	(1.2)	—	(2.4)
Foreign exchange and other	(0.8)	—	—	(0.8)
Liability balance, December 31, 2006	$4.4	$0.7	$0.7	$5.8

(a)             Consists of severance costs related to the consolidation in 2007 of several U.K. facilities resulting from an acquisition by our Specialty Compounds segment.

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure	Write-
($ in millions)	Costs	Costs	downs	Total
2005
Liability balance, January 1, 2005	$—	$—	$—	$—
Restructuring charge in 2005	11.2	1.0	0.6	12.8
Utilized in 2005	(9.5)	(1.0)	(0.6)	(11.1)
Foreign exchange and other	(0.2)	—	—	(0.2)
Liability balance, December 31, 2005	1.5	—	—	1.5
Restructuring charge in 2006	—	0.9	—	0.9
Utilized in 2006	(0.9)	(1.3)	—	(2.2)
Foreign exchange and other	(0.4)	0.9	—	0.5
Liability balance, December 31, 2006	$0.2	$0.5	$—	$0.7

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, January 1, 2004	$—	$—	$—	$—
Purchase accounting	21.3	4.7	2.7	28.7
Restructuring charge in 2004	1.1	—	—	1.1
Utilized in 2004	(4.7)	(0.4)	(0.4)	(5.5)
Historic Dynamit Nobel restructuring program	—	3.6	—	3.6
Foreign exchange and other	2.5	1.3	0.3	4.1
Liability balance, December 31, 2004	20.2	9.2	2.6	32.0
Purchase accounting	0.9	(1.9)	(1.3)	(2.3)
Restructuring charge in 2005	1.0	1.3	—	2.3
Utilized in 2005	(11.0)	(5.4)	(1.8)	(18.2)
Foreign exchange and other	(0.5)	(2.3)	0.9	(1.9)
Liability balance, December 31, 2005	10.6	0.9	0.4	11.9
Restructuring charge in 2006	—	0.2	—	0.2
Utilized in 2006	(4.8)	(1.0)	(0.1)	(5.9)
Foreign exchange and other	(4.2)	—	—	(4.2)
Liability balance, December 31, 2006	$1.6	$0.1	$0.3	$2.0

Concurrent with the KKR Acquisition, the Company began a restructuring plan involving the closure and rationalization of certain facilities acquired. Selected information for the KKR Acquisition related restructuring program is as follows:

	Facility
	Closure
($ in millions)	Costs	Total
Liability balance, January 1, 2004	$1.2	$1.2
Utilized in 2004	(0.8)	(0.8)
Liability balance, December 31, 2004	0.4	0.4
Restructuring charge in 2005	0.3	0.3
Utilized in 2005	(0.7)	(0.7)
Liability balance, December 31, 2005	$—	$—

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2006	2005
Specialty Chemicals	$1.9	$4.9
Performance Additives	0.6	1.1
Titanium Dioxide Pigments	—	0.3
Advanced Ceramics	0.7	0.5
Specialty Compounds	4.9	—
Electronics	0.1	0.7
Corporate	0.3	5.9
	$8.5	$13.4

19. SALE AND LEASEBACK:

In November 2005, a subsidiary included in the Company’s Specialty Chemicals segment entered into a sale and leaseback transaction involving real estate with a non-affiliated third party. The Company realized net proceeds of approximately $6.1 million from the sale. The resulting gain of approximately $1.7 million was recognized in full in the fourth quarter of 2005. The lease had an initial term of nine months with six 1-month renewal options. The leaseback portion, classified as an operating lease, had an initial minimum annual base rent of $0.3 million.

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

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) are as follows:

						Total
	Minimum	Foreign	Intercompany	Net	Cash flow	accumulated
	pension liability,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax	translation	transactions	net of tax	net of tax	income (loss)
Balance at January 1, 2004	$(3.2)	$66.8	$20.8	$—	$—	$84.4
Period change	(14.3)	150.0	163.4	(13.1)	—	286.0
Balance at December 31, 2004	(17.5)	216.8	184.2	(13.1)	—	370.4
Period change	(16.1)	(163.4)	(183.7)	45.4	(0.6)	(318.4)
Balance at December 31, 2005	(33.6)	53.4	0.5	32.3	(0.6)	52.0
Period change	20.7	147.4	131.7	(107.1)	0.6	193.3
Effect of adoption of SFAS No. 158	(11.3)	—	—	—	—	(11.3)
Balance at December 31, 2006	$(24.2)	$200.8	$132.2	$(74.8)	$—	$234.0

Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported as a component of accumulated other comprehensive income.

On October 1, 2005, the Company designated the remaining portion of its euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its euro-denominated investments. As a result, any foreign currency gains and losses resulting from this debt, effective October 1, 2005, is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

21. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. Reserves in connection with such product liability matters do not individually exceed $500,000 and in the aggregate $3.5 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer’s insurance coverage, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa U.K. Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition. Under the terms of the Sale and Purchase Agreement with mg technologies ag (now known as GEA Group Aktiengesellschaft (“GEA Group”)) and its subsidiary MG North America Holdings, Inc. (now known as GEA North America Inc. (“GEA North America”)), GEA Group is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and GEA Group. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

SHE Capital Expenditures

The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended
December 31, 2006, the capital expenditures for SHE matters totaled approximately $35.3 million, excluding costs to maintain and repair pollution control equipment. For 2007, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

In December 2006, the European Parliament and Counsel of the EU adopted legislation for a new EU framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH which will significantly expand the EU’s regulation of chemicals. REACH includes requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Substances that are not registered within the prescribed deadlines will not be permitted to be manufactured or marketed within the EU. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH, compliance with which is required starting in June 2007. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. IPPC requires a consistent application of Best Available Techniques throughout the EU. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

The Kyoto Protocol is an amendment to an international treaty on global warming. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential, referred to as greenhouse gases. The Protocol was adopted in 1997 and became effective in February 2005 in over 140 countries that have ratified it. The EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002 and, in doing so, have enacted regulations that reduce the emission of greenhouse gases and have established a trading system covering carbon dioxide emissions. Such a trading system became effective at the start of 2005. The new regulation directly affects the Company’s power plants at the Duisburg and Langelsheim sites in Germany, as well as the power plant being operated by a third party on one of the Company’s sites. Rockwood and such third party will be required to purchase carbon dioxide credits, which could result in increased operating costs, and may be required to develop additional cost-effective methods to reduce carbon dioxide emissions, which could result in increased capital expenditures. The new regulation indirectly affects the Company’s other operations in the EU, which may experience higher energy costs from third party providers. The Company continues to evaluate options in order to comply with the Protocol. However, the Company does not expect this to have a material impact on its cash flow or results of operations.

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

Environmental contamination is known to exist at certain of the Company’s present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhausen, Troisdorf, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Louisville, Kentucky, New Johnsonville, Tennessee, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company’s facilities at Freeport, Texas, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhausen, Stadeln, Valdosta, and Silver Peak facilities. The Company also operates groundwater remediation and/or monitoring systems at its Plochingen, Marktredwitz, Stadeln, Troisdorf, New Johnsonville and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company also continues to monitor groundwater at the Beltsville and St. Cheron facilities, which were previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Harrisburg and Louisville facilities. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; a former disposal site in Laurel, Maryland; contamination at a closed Specialty Chemicals facility in Houston, Texas; contamination at a former Specialty Chemicals facility in Sunbright, Virginia; groundwater remediation at Stadeln; and former sites operated by Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District (“MSD”) in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit requires the Company to reduce the facility’s ammonia discharge by an average of 50% by December 31, 2008. The Company is evaluating various options to reduce the amount of ammonia discharge. Although the Company will be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its business or financial condition.

Environmental Indemnity Obligations

Pursuant to the share purchase agreement entered into in connection with the sale of the Groupe Novasep subsidiary, the Company agreed to indemnify the buyers for certain known and unknown environmental actions which may arise in the future related to periods prior to closing. These obligations expire three years after the closing; however, the Company’s liability for such obligations is reduced from 90 percent of any qualifying environmental liability claim to 70 percent of such claims 15 months after the closing. In addition, the Company is required to indemnify the purchaser of the Company’s U.S. wafer reclaim business for six years for any unknown environmental actions attributable to the conduct of such business prior to the closing of the disposition. The business purchase agreement provides that the Company must indemnify the buyer for 100% of claims related to contamination of the business’ site or the migration of any hazardous substances from such site if notice of any such claim is given within four years of the closing of the disposition, and 50% of such claims if notice is given after the fourth but before the sixth anniversary of the closing.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR Acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expired in September 2005, for claims related to the contamination of the Company’s properties or the Company’s subsidiaries’ properties (inclusive of contamination which leaks or escapes from the Company’s properties or the Company’s subsidiaries’ properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004, GEA Group and its subsidiary, GEA North America, are required to indemnify the Company and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years from closing (which occurred on July 31, 2004). In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum perclaim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($131,990 and $989,925 using the December 31, 2006 exchange rate of €1.00=$1.3199) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years from closing. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that GEA Group, GEA North America, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to the Company will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the Company’s results of operations or cash flow in any quarterly or annual reporting period.

Environmental Reserves

The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by it’s insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued approximately $37.0 million and $34.3 million for known environmental liabilities as of December 31, 2006 and 2005, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $37.0 million as of December 31, 2006 is €6.7 million ($8.8 million using the December 31, 2006 exchange rate of €1.00=$1.3199) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.2 million), and €1.9 million ($2.5 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.2 million). Included in the $34.3 million as of December 31, 2005 is €6.5 million ($7.6 million using the December 31, 2005 exchange rate of €1.00=$1.1796) that is discounted using a 5.0% discount rate (undiscounted amount equals $11.7 million), and €1.9 million ($2.2 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $2.9 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years.

The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. In addition, in the event that manufacturing operations are discontinued at any of the Company’s other facilities with known contamination, regulatory authorities may impose more stringent requirements on the Company including soil remediation. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for it’s obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, has not accrued for any environmental related costs to remediate soil at these facilities.

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued, however, based on currently available information it does not believe the additional amount of potential losses would have a material effect on it’s results of operations or financial condition, but may have a material effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

Commitments

As of December 31, 2006, the Company has unconditional purchase obligations of $252.6 million primarily consisting of take-or-pay contracts to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Amounts due within one year are estimated to be $139.8 million and the majority of the remainder is due during 2008 and 2009. The Company has disclosed its contractual obligations as of December 31, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” section.

22. SUBSEQUENT EVENTS:

On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. Viance is jointly-owned by CSI and Rohm and Haas and was formed through the contribution by CSI and its related subsidiaries of their wood protection chemicals business and cash of $7.4 million and the contribution by Rohm and Haas of its wood biocides business and cash of $76.6 million. Of the $76.6 million from Rohm and Haas, CSI received cash proceeds of $67.6 million. In accordance with the consolidation principles of FIN 46 (R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such will be required to consolidate the joint venture.

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary. As a result, the Company has accounted for the results of the former Groupe Novasep reportable segment as a discontinued operation in the accompanying consolidated financial statements. See Note 2, “Discontinued Operations,” for further details.

On February 12, 2007, the Company completed the sale of its United States Wafer Reclaim business for approximately $11.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our fourth quarter of 2006.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Rockwood Holdings, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report included herein.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
March 16, 2007

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rockwood Holdings, Inc.

Princeton, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rockwood Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report, dated March 16, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 16, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors, executive officers of the Company and corporate governance is included under the caption “Proposal One—Election of Directors,” “Corporate Governance and Related Matters,” “Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive compensation is included under the captions “Executive Compensation and Related Information,” “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Related Matters—Compensation Committee Report” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the caption “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Related Information—Equity Compensation Plan Information” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain transactions is included under the caption “Certain Relationships and Related Party Transactions,” “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the caption “Audit and Related Fees” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of this report:

2.      Financial Statement Schedules:

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year ended December 31,
	2006	2005	2004
Equity in undistributed earnings (losses) of subsidiaries	$103.0	$95.8	$(216.1)

Net income (loss)	$103.0	$95.8	$(216.1)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1.8	$4.1
Total current assets	1.8	4.1
Investment in subsidiaries	1,116.6	830.7
Due from affiliates	2.3	0.2
Total assets	$1,120.7	$835.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	$0.2	$—
Accrued expenses and other current liabilities	0.2	0.3
Total current liabilities	0.4	0.3
Deferred income taxes	(0.2)	—
Total liabilities	0.2	0.3

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at December 31, 2006; 400,000 shares authorized, 73,873 shares issued and
73,779 shares outstanding at December 31, 2005)	0.7	0.7
Paid-in capital	1,151.8	1,151.7
Accumulated other comprehensive income	234.0	52.0
Accumulated deficit	(264.6)	(367.6)
Treasury stock, at cost	(1.4)	(1.4)
Other	—	(0.7)
Total stockholders’ equity	1,120.5	834.7
Total liabilities and stockholders’ equity	$1,120.7	$835.0

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103.0	$95.8	$(216.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) losses of subsidiaries	(103.0)	(95.8)	216.1
Deferred income taxes	(0.2)	—	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Due from affiliates	(2.3)	—	—
Income taxes payable	0.2	—	—
Accrued expenses and other liabilities	(0.1)	1.0	0.7
Net cash provided by operating activities	(2.4)	1.0	0.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(395.9)	(431.6)
Net cash used in investing activities	—	(395.9)	(431.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	0.1	471.4	432.0
Stock issuance costs	—	(33.8)	(0.1)
Redemption of redeemable convertible preferred stock from IPO proceeds	—	(38.5)	—
Other changes to stockholders’ equity	—	—	(0.3)
Net cash provided by financing activities	0.1	399.1	431.6

Net (decrease) increase in cash and cash equivalents	(2.3)	4.2	0.7
Cash and cash equivalents, beginning of year	4.1	(0.1)	(0.8)
Cash and cash equivalents, end of year	$1.8	$4.1	$(0.1)

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

3.   STOCK-BASED COMPENSATION

The Company has in place the 2005 Amended and Restated Stock Purchase and Option Plan. See Note 3, “Stock-Based Compensation” to the consolidated financial statements.

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

4.8 (I)	Stockholders Agreement, dated as of July 29, 2004, among Rockwood Holdings, Inc., KKR 1996 Fund,

L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P., KKR European Fund, Limited Partnership and DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P.

4.9(C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.10 (C)	Registration Rights Agreement, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the
Guarantors named therein and Credit Suisse First Boston (Europe) Limited, Goldman, Sachs & Co., UBS Limited,
Credit Suisse First Boston LLC, UBS Securities LLC, BNP Paribas Securities Corp., ING Financial Markets LLC,
NatCity Investments, Inc., Rabo Securities USA, Inc. and WestLB AG, London Branch, as the Initial Purchasers
4.11 (I)	Investors’ Rights Agreement, dated as of November 20, 2000, among K-L Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II L.P. and Merrill Lynch Capital Corporation
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
4.15(I)

Amendment dated as of June 20, 2005 to the PIK Bridge Loan Agreement dated as of November 20, 2000 among Rockwood Specialties Consolidated, Inc. as borrower, SPCP Group, L.L.C., as Lender, and Allianz Lebensversicherungs—AG, Stuttgart, as Noteholder

4.16 (L)

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

10.1 (D)

Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.2 (E)

First Amendment, dated as of October 8, 2004, to the Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.3 (F)

Second Amendment, dated as of December 10, 2004, to the Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.4 (K)

Third Amendment, dated as of December 13, 2005, to the Credit Agreement dated as of July 30, 2004 and as amended by the First Amendment dated as of October 8, 2004 and by the Second Amendment dated as of December 10, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), acting through its Cayman Islands Branch, as Administrative Agent and Collateral Agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.5(D)

Security Agreement, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as US Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.6(D)

Pledge Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.7(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.8(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the Subsidiaries of Rockwood Specialties Limited named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.9 (D)

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

10.11(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.12(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.13(A)	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.14(I)	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.15(I)	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
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

10.18(I)	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.19(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.20(A)	Form of Promissory Note made by an executive officer in connection with 2001 management equity program
10.21(G)	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.22(G)

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.23(G)

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.37 herewith)

10.24(J)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.25(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta

10.26(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.27(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.28(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.29(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.30(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.31(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.32(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.33(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.34(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.35(A)	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.36(G)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.37(G)	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.38(A)	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.39(H)	Amendment, dated as of October 15, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.40(A)	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
10.41(A)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc.
10.42(A)	The Rockwood Specialties, Inc. Money Purchase Pension Plan
10.43(A)	Supplementary Savings Plan of Laporte Inc.
10.44(A)	Rockwood Specialties, Inc. Deferred Compensation Plan
10.45(I)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.46(I)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.47(I)	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.48(I)	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.49(I)	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.50(I)	2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries
10.51(I)	Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries
10.52(I)	Form of Non-Employee Director Stock Option Agreement
10.53(M)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

*             Filed herewith.

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on August 4, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 12, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on December 14, 2004.

(G)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(H)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(I)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(J)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2005.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.

By:	/s/ Seifi Ghasemi
Seifi Ghasemi
Chairman of the Board and Chief Executive Officer Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ SEIFI GHASEMI	Chairman and Chief Executive Officer and Director (Principal	Date: March 16, 2007
By: Seifi Ghasemi	Executive Officer)

/s/ ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer (Principal	Date: March 16, 2007
By: Robert J. Zatta	Financial Officer)

/s/ JAMES T. SULLIVAN	Corporate Controller (Principal Accounting Officer)	Date: March 16, 2007
By: James T. Sullivan

/s/ BRIAN F. CARROLL	Director	Date: March 16, 2007
By: Brian F. Carroll

/s/ SHELDON R. ERIKSON	Director	Date: March 16, 2007
By: Sheldon R. Erikson

/s/ TODD A. FISHER	Director	Date: March 16, 2007
By: Todd A. Fisher

/s/ PERRY GOLKIN	Director	Date: March 16, 2007
By: Perry Golkin

/s/ DOUGLAS L. MAINE	Director	Date: March 16, 2007
By: Douglas L. Maine

/s/ CYNTHIA A. NIEKAMP	Director	Date: March 16, 2007
By: Cynthia A. Niekamp

/s/ SUSAN SCHNABEL	Director	Date: March 16, 2007
By: Susan Schnabel