Form 10-Q
period 2007-03-31
Rockwood Holdings, Inc.
filed 2007-05-10
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2007, there were 73,794,346 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$796.1	$724.1
Cost of products sold	539.1	498.3
Gross profit	257.0	225.8
Selling, general and administrative expenses	154.8	140.6
Restructuring charges, net	4.5	1.2
Gain on sale of assets	(4.8)	(0.5)
Operating income	102.5	84.5
Other income (expenses):
Interest expense	(54.7)	(39.8)
Interest income	5.1	1.4
Refinancing expenses	(0.9)	—
Foreign exchange gain (loss), net	0.4	(2.9)
Other, net	(0.1)	1.6
Net	(50.2)	(39.7)
Income from continuing operations before taxes and minority interest	52.3	44.8
Income tax provision	22.0	18.3
Income from continuing operations before minority interest	30.3	26.5
Minority interest in continuing operations	(1.1)	—
Net income from continuing operations	29.2	26.5
Income from discontinued operations, net of tax	0.5	16.5
Gain on sale of discontinued operations, net of tax	115.7	—
Minority interest in discontinued operations	(0.1)	(3.0)
Net income	$145.3	$40.0

Basic earnings per share:
Earnings from continuing operations	$0.40	$0.36
Earnings from discontinued operations, net of tax	1.57	0.18
Basic earnings per share	$1.97	$0.54

Diluted earnings per share:
Earnings from continuing operations	$0.39	$0.35
Earnings from discontinued operations, net of tax	1.54	0.18
Diluted earnings per share	$1.93	$0.53

Weighted average number of basic shares outstanding	73,786	73,779
Weighted average number of diluted shares outstanding	75,392	74,966

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$491.4	$27.7
Accounts receivable, net	519.2	463.4
Inventories	453.0	445.4
Deferred income taxes	8.2	9.7
Prepaid expenses and other current assets	39.0	43.1
Assets of discontinued operations	—	490.6
Total current assets	1,510.8	1,479.9
Property, plant and equipment, net	1,379.7	1,374.9
Goodwill	1,721.8	1,717.7
Other intangible assets, net	629.0	539.6
Deferred debt issuance costs, net of accumulated amortization of $28.0 and $25.4, respectively	49.6	51.6
Other assets	60.0	59.1
Total assets	$5,350.9	$5,222.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249.5	$290.3
Income taxes payable	8.0	0.2
Accrued compensation	94.1	85.9
Restructuring liability	11.7	8.5
Accrued expenses and other current liabilities	183.2	180.7
Senior secured revolving credit facility	—	37.0
Long-term debt, current portion	361.9	80.8
Liabilities of discontinued operations	—	171.1
Total current liabilities	908.4	854.5
Long-term debt	2,423.6	2,720.9
Pension and related liabilities	358.5	353.0
Deferred income taxes	46.8	43.1
Other liabilities	150.1	97.2
Total liabilities	3,887.4	4,068.7
Minority interest	176.1	33.6

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,880 shares issued and 73,786 shares outstanding at March 31, 2007; 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at December 31, 2006)	0.7	0.7
Paid-in capital	1,151.8	1,151.8
Accumulated other comprehensive income	263.0	234.0
Accumulated deficit	(126.7)	(264.6)
Treasury stock, at cost	(1.4)	(1.4)
Total stockholders’ equity	1,287.4	1,120.5
Total liabilities and stockholders’ equity	$5,350.9	$5,222.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145.3	$40.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.5)	(16.5)
Gain on sale of discontinued operations, net of tax	(115.7)	—
Minority interest in discontinued operations	0.1	3.0
Depreciation and amortization	53.2	43.7
Deferred financing costs amortization	2.4	2.3
Foreign exchange (gain) loss	(0.4)	2.9
Fair value adjustment of derivatives	2.8	(10.7)
Bad debt provision	0.6	0.6
Deferred income taxes	9.9	7.4
Gain on sale of assets	(4.8)	(0.5)
Minority interest in continuing operations	1.1	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(54.2)	(57.4)
Inventories, including inventory write-up reversal	(5.0)	1.3
Prepaid expenses and other assets	(1.5)	7.0
Accounts payable	(25.3)	(14.2)
Income taxes payable	6.9	8.2
Accrued expenses and other liabilities	54.2	(22.9)
Net cash provided by (used in) operating activities of continuing operations	69.1	(5.8)
Net cash provided by operating activities of discontinued operations	1.6	53.4
Net cash provided by operating activities	70.7	47.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(2.1)	—
Capital expenditures, excluding capital leases	(47.3)	(37.2)
Proceeds from formation of Viance joint venture	76.6	—
Proceeds from sale of discontinued operations	426.2	—
Proceeds on sale of property, plant and equipment	9.9	2.4
Net cash provided by (used in) investing activities of continuing operations	463.3	(34.8)
Net cash used in investing activities of discontinued operations	—	(8.3)
Net cash provided by (used in) investing activities	463.3	(43.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured credit facilities	—	45.2
Repayment of senior secured credit facilities	(65.0)	(70.1)
Payments on other long-term debt	(1.6)	(0.9)
Net cash used in financing activities of continuing operations	(66.6)	(25.8)
Net cash used in financing activities of discontinued operations	—	(36.4)
Net cash used in financing activities	(66.6)	(62.2)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	(1.1)
Net increase (decrease) in cash and cash equivalents	465.3	(58.8)
Cash and cash equivalents, beginning of period	27.7	100.5
Cash and cash equivalents, end of period	493.0	41.7
Less cash and cash equivalents of discontinued operations	(1.6)	(8.0)
Cash and cash equivalents of continuing operations, end of period	$491.4	$33.7

Supplemental disclosures of cash flow information:
Interest paid, net	$25.1	$17.2
Income taxes paid, net of refunds	$5.2	$2.7
Non-cash investing activities:
Acquisition of equipment under capital leases	$0.2	$—
Increase in liabilities for property, plant and equipment	$(13.1)	$(13.6)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background— Rockwood Holdings, Inc. and Subsidiaries (“Rockwood” or the “Company”) is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty compounds, iron-oxide pigments, timber-treatment chemicals, clay-based additives, pool and spa chemicals, and electronic chemicals in semiconductors and printed circuit boards.

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft. The businesses acquired are focused on highly specialized markets and consist of: titanium dioxide pigments; surface treatment and lithium chemicals; and advanced ceramics.

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary which represented one of its reportable segments. As a result, the condensed consolidated financial statements have been reclassified to reflect the former Groupe Novasep segment as a discontinued operation for all periods presented. See Note 2, “Discontinued Operations,” for further details.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year balances have been reclassified to conform to current year presentation.

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2006 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The Company’s minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally Viance, LLC) that are consolidated but less than 100% owned. See Note 3, “Viance, LLC Joint Venture,” for further details.  In the condensed consolidated balance sheet, the minority interest balance as of December 31, 2006 relates to the former Groupe Novasep segment that was sold in January 2007.

Nature of Operations/Segment Reporting— The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its six reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, (5) Specialty Compounds, which consists of plastic compounds and (6) Electronics, which consists of electronic chemicals and photomasks.

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer. See Note 4, “Segment Information,” for further segment reporting information.

Use of Estimates— The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectibility of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, the measurement of the accrual for uncertain tax benefits, impairment of goodwill as well as property, plant and equipment and other intangible assets, the accrual of environmental and legal reserves and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates. Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each. Information concerning certain transactions is included in the Company’s 2006 Form 10-K in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” There have been no significant changes to our related party transactions as of March 31, 2007.

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

Income Taxes—Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested or could be distributed to the parent company in a tax free manner.

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

Comprehensive income is summarized as follows:

	Three months ended
	March 31,
($ in millions)	2007	2006
Net income	$145.3	$40.0
Pension related adjustments, net of tax	0.5	4.6
Foreign currency translation	36.8	25.4
Intercompany foreign currency transactions	2.1	31.6
Net investment hedge, net of tax	(10.4)	(25.3)
Total comprehensive income	$174.3	$76.3

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of March 31, 2007. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at March 31, 2007 to be reclassified into earnings during the subsequent twelve months.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €680.9 million or $909.3 million based on the Friday, March 30, 2007 exchange rate of €1.00 = $1.3354). As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of March 31, 2007. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at March 31, 2007 to be reclassified into earnings during the subsequent twelve months.

Accounting for Environmental Liabilities— In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood’s policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood may share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Stock-Based Compensation— The Company has in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, the Company may grant stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allow employees and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options.

The Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date it first filed its registration statement with the Securities and Exchange Commission (“SEC”), and for any awards modified, repurchased or cancelled after this date.  The compensation cost recorded under the Plan caused income before taxes to decrease by less than $0.1 million for the three months ended March 31, 2007 and 2006. There were no options granted in the first quarter of 2007.

Recent Accounting Pronouncements—The Company adopted the following in the first quarter of 2007:

In June 2006, a final consensus was reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, HowTaxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. This Issue affirms that the presentation of taxes in the income statement should be on either a gross (included in revenues and costs) or a net (excluded from revenues) basis and that this is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if such taxes are significant and reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements. The Company adopted this EITF in the first quarter of 2007 and has adopted an accounting policy that requires taxes collected from customers and remitted to governmental authorities to be reported on a net basis (excluded from revenues). The adoption of this EITF did not have a material impact on the Company’s financial statements.

In July 2006, FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation in the first quarter of 2007.  See Note 9, “Income Taxes,” for the impact of adopting this interpretation. In May 2007, the FASB issued Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of this FSP did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. It continues to permit the application of three alternative methods of accounting for planned maintenance activities: direct expense, built-in-overhaul and deferral methods. In addition, this FSP requires disclosure of the method of accounting for planned maintenance activities selected. The Company adopted this FSP in the first quarter of 2007 and has adopted an accounting policy that requires planned major maintenance activities to be accounted for under the direct-expense method. The adoption of this FSP did not have a material impact on the Company’s financial statements.

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.

2. DISCONTINUED OPERATIONS:

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary. The transaction was valued at approximately €425 million, which included the repayment of third party and intercompany indebtedness. As of December 31, 2006, the Company met the criteria for reporting the pending sale of its Groupe Novasep subsidiary as an asset held for sale and discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s financial statements reflect the Groupe Novasep subsidiary as a discontinued operation for all periods presented.

Operating results of the discontinued operations are as follows:

	Three months ended March 31,
($ in millions)	2007	2006
Net sales	$8.9	$88.5
Cost of products sold	7.0	64.6
Gross profit	1.9	23.9
Selling, general and administrative expenses	1.0	16.4
(Gain) loss on sale of business/assets	(117.7)	12.0
Operating income (loss)	118.6	(4.5)
Other income (expenses):
Interest expense, net	(0.3)	(0.7)
Foreign exchange gain, net	—	0.3
Net	(0.3)	(0.4)
Income (loss) before taxes and minority interest	118.3	(4.9)
Income tax provision (benefit)	2.1	(21.4)
Net income before minority interest	116.2	16.5
Minority interest	(0.1)	(3.0)
Net income	$116.1	$13.5

The Company received net cash proceeds of $426.2 million in the first quarter of 2007 from the sale of Groupe Novasep.  The Company expects to incur additional professional fees of approximately $2.9 million related to this sale.  The net gain on the sale recorded in the first quarter of 2007 is $115.7 million (net of $2.0 million of German taxes).

In connection with the sale of Rohner AG, a subsidiary in the Company’s former Groupe Novasep segment, the Company recorded a pre-tax loss of $12.1 million in the first quarter of 2006, representing consideration given less the remaining net liabilities of Rohner, which were transferred to the purchaser.

3.                  VIANCE, LLC JOINT VENTURE:

On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. Viance is jointly-owned by CSI and Rohm and Haas and was formed through the contribution by CSI and its related subsidiaries of their wood protection chemicals business and the contribution by Rohm and Haas of its wood biocides business and cash of $76.6 million. The assets contributed by Rohm and Haas were recorded at fair values whereas the assets contributed by CSI were recorded at book value.  The Company was assisted in determining fair value by independent appraisers.  In accordance with the consolidation principles of FIN 46 (R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.

At March 31, 2007, the net assets of the joint venture included in the condensed consolidated balance sheet of the Company were $186.7 million excluding minority interest of $176.1 million.

All intercompany accounts, balances and transactions have been eliminated. The minority interest in the consolidated subsidiary reflected in the Company’s condensed consolidated balance sheet reflects Rohm and Haas’ share of the estimated fair value of the net assets of the joint venture.

At March 31, 2007, the joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the Company.

4.                  SEGMENT INFORMATION:

Rockwood operates in six reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, the Company’s Chief Executive Officer. The six segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of color pigments and services, timber treatment chemicals (including Viance, LLC), clay-based additives and water treatment chemicals business lines; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Specialty Compounds; and (6) Electronics, which consists of electronic chemicals and photomasks business lines.

Items that cannot be readily attributed to individual segments have been classified as “Corporate.” The corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal audit and consolidation accounting as well as the cost of operating our central offices (including some costs maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives.

Major corporate components within the reconciliation of income (loss) from continuing operations before taxes and minority interest (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation and fees relating to the implementation of a new consolidation software system, interest expense on external debt, interest income, foreign exchange losses or gains and refinancing expenses related to external debt. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Corporate	Consolidated (a)
Three months ended March 31, 2007
Net sales	$267.9	$184.8	$116.1	$105.5	$69.6	$52.2	$—	$796.1
Total Adjusted EBITDA	68.3	32.6	22.4	28.8	8.1	9.4	(13.4)	156.2
Three months ended March 31, 2006
Net sales	$228.1	$182.5	$108.2	$92.7	$63.2	$49.4	$—	$724.1
Total Adjusted EBITDA	51.4	33.3	20.9	23.6	7.3	8.6	(12.3)	132.8

	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Corporate (b)	Eliminations (c)	Consolidated (d)
Identifiable assets as of:
March 31, 2007	$1,670.2	$1,193.0	$726.7	$757.2	$280.2	$306.2	$589.8	$(172.4)	$5,350.9
December 31, 2006	1,624.8	1,041.8	738.2	749.5	272.2	306.3	136.0	(136.6)	4,732.2

(a)   This amount does not include $1.8 million and $15.9 million for the three months ended March 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007. Total Adjusted EBITDA including these amounts was $158.0 million and $148.7 million for the three months ended March 31, 2007 and 2006, respectively.

(b)   This amount includes $43.8 million and $41.0 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at March 31, 2007 and December 31, 2006, respectively.

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

(d)   This amount does not include $490.6 million of identifiable assets at December 31, 2006 from the former Groupe Novasep segment which was sold on January 9, 2007. Total identifiable assets including this amount were $5,222.8 million at December 31, 2006.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 4, “Segment Information,” in the Company’s 2006 Form 10-K.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

The Company uses Adjusted EBITDA on a segment basis to assess its operating performance. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes and minority interest as the most comparable GAAP measure.

The following table presents a reconciliation of income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Corporate	Consolidated
Three months ended March 31, 2007
Income (loss) from continuing operations before taxes and minority interest	$46.8	$16.0	$4.2	$10.8	$3.0	$7.0	$(35.5)	$52.3
Interest expense (a)	9.4	3.3	7.9	7.9	2.4	0.1	23.7	54.7
Interest income	(0.8)	(0.2)	—	0.2	(0.2)	(0.3)	(3.8)	(5.1)
Depreciation and amortization	12.8	12.6	10.3	9.6	2.7	4.0	1.2	53.2
Restructuring and related charges	0.2	—	—	0.1	—	3.7	0.5	4.5
CCA litigation defense costs	—	0.1	—	—	—	—	—	0.1
Systems/organization establishment expenses	—	0.5	—	0.2	0.2	—	—	0.9
Cancelled acquisition and disposal costs	—	—	—	—	—	—	0.1	0.1
Cost incurred related to debt modifications	—	—	—	—	—	—	0.9	0.9
Loss (gain) on sale of assets	—	0.1	—	—	—	(4.8)	(0.1)	(4.8)
Foreign exchange loss (gain)	0.2	0.1	—	—	—	(0.3)	(0.4)	(0.4)
Other	(0.3)	0.1	—	—	—	—	—	(0.2)
Total Adjusted EBITDA (b)	$68.3	$32.6	$22.4	$28.8	$8.1	$9.4	$(13.4)	$156.2
Three months ended March 31, 2006
Income (loss) from continuing operations before taxes and minority interest	$30.1	$20.0	$6.5	$7.6	$5.4	$2.4	$(27.2)	$44.8
Interest expense (a)	10.6	4.0	7.0	7.4	—	1.2	9.6	39.8
Interest income	(1.4)	—	—	—	(0.1)	(0.4)	0.5	(1.4)
Depreciation and amortization	11.4	8.1	9.0	8.2	2.0	4.2	0.8	43.7
Restructuring and related charges	0.2	0.2	—	—	—	0.8	—	1.2
CCA litigation defense costs	—	0.3	—	—	—	—	—	0.3
Systems/organization establishment expenses	—	—	—	—	—	—	1.9	1.9
Cancelled acquisition and disposal costs	0.6	—	—	—	—	—	—	0.6
Inventory write-up reversal	—	0.8	—	—	—	—	—	0.8
Gain on sale of assets	—	(0.1)	—	—	—	—	(0.4)	(0.5)
Foreign exchange (gain) loss	(0.1)	0.1	—	—	—	0.4	2.5	2.9
Other	—	(0.1)	(1.6)	0.4	—	—	—	(1.3)
Total Adjusted EBITDA (b)	$51.4	$33.3	$20.9	$23.6	$7.3	$8.6	$(12.3)	$132.8

(a)   Includes losses of $2.8 million and gains of $10.7 million for the three months ended March 31, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)   This amount does not include $1.8 million and $15.9 million for the three months ended March 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007. Total Adjusted EBITDA including these amounts was $158.0 million and $148.7 million for the three months ended March 31, 2007 and 2006, respectively.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and related charges:  Restructuring charges of $4.5 million and $1.2 million were recorded in the three months ended March 31, 2007 and 2006, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 12, “Restructuring Liability,” for further details).

•                  Chromated copper arsenate (CCA) litigation defense costs:  Costs of $0.1 million and $0.3 million were recorded in the three months ended March 31, 2007 and 2006, respectively, primarily for attorney fees related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                  Systems/organization establishment expenses:  For the three months ended March 31, 2007, expenses of $0.9 million were recorded. In the Performance Additives segment, $0.5 million was incurred primarily related to the integration of the Viance, LLC joint venture. In the Advanced Ceramics and Specialty Compounds segments, expenses of $0.2 million and $0.2 million, respectively, were incurred related to the integration of businesses acquired in 2006. For the three months ended March 31, 2006, expenses of $1.9 million were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system.

•                  Cancelled acquisition and disposal costs:  Costs of $0.1 million and $0.6 million were recorded for the three months ended March 31, 2007 and 2006, respectively, in connection with non-consummated acquisitions and dispositions.

•                  Cost incurred related to debt modifications:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans (see Note 8, “Long-Term Debt,” for further details).

•                  Inventory write-up reversal:  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the acquisition of the Süd-Chemie businesses in 2005, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $0.8 million for the three months ended March 31, 2006 as the inventory was sold in the normal course of business.

•                  Gain on sale of assets:  In the three months ended March 31, 2007, the Company recorded gains of $4.8 million primarily related to the sale of the assets of the U.S. Wafer Reclaim business in the Electronics segment.

•                  Foreign exchange gain (loss), net:  During the periods presented, the Company recorded foreign exchange gains and (losses) related to our long-term debt and other non-operating transactions. These amounts primarily reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound. For the three months ended March 31, 2007 and 2006, gains of $0.4 million and losses of $2.9 million, respectively, were recorded.

•                  Other:  In the three months ended March 31, 2006, the Company recorded $1.6 million of income related to the correction of an immaterial error reported in the first quarter of 2006 related to a previously unrecorded asset in the Titanium Dioxide Pigments segment.

•                  Discontinued operations:  As noted above, the Company completed the sale of its Groupe Novasep subsidiary on January 9, 2007. As a result, the Company’s financial statements have been reclassified to reflect the Groupe Novasep subsidiary as a discontinued operation for all periods presented. In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million in the first quarter of 2006.

5.      INVENTORIES:

Inventories are comprised of the following:

($ in millions)	March 31, 2007	December 31, 2006
Raw materials	$151.5	$160.1
Work-in-process	54.6	53.3
Finished goods	240.2	226.4
Packaging materials	6.7	5.6
	$453.0	$445.4

6.      GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Total
Balance, December 31, 2006	597.6	480.8	172.6	223.2	118.5	125.0	1,717.7
FIN 48 tax adjustments (a)	(6.1)	—	(1.6)	(2.2)	—	—	(9.9)
Other tax adjustments	(1.5)	—	—	—	—	—	(1.5)
Foreign exchange and other (b)	7.4	2.8	2.0	2.8	0.5	—	15.5
Balance, March 31, 2007	$597.4	$483.6	$173.0	$223.8	$119.0	$125.0	$1,721.8

(a)   See Note 9, “Income Taxes,” for details regarding the adoption of FIN 48.

(b)   Consists primarily of foreign currency changes. In the Performance Additives segment, the amount includes goodwill related to the Viance, LLC joint venture formed in January 2007.

7.      OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of March 31, 2007			As of December 31, 2006
($ in millions)	Gross Carrying Amount (a)	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$356.5	$(88.2)	$268.3	$311.1	$(82.0)	$229.1
Trade names and trademarks	134.0	(16.8)	117.2	132.7	(15.2)	117.5
Customer relationships	227.8	(38.6)	189.2	191.3	(32.6)	158.7
Supply agreements	28.5	(1.5)	27.0	6.5	(0.6)	5.9
Other	46.1	(18.8)	27.3	46.4	(18.0)	28.4
Total	$792.9	$(163.9)	$629.0	$688.0	$(148.4)	$539.6

(a)   The increase since December 31, 2006 is primarily related to other intangible assets acquired in the Viance, LLC joint venture completed in January 2007.  See Note 3, “Viance, LLC Joint Venture,” for further details.

Amortization of other intangible assets was $15.2 million and $10.6 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the estimated aggregate amortization expense for each of the five succeeding years is as follows:

($ in millions)	Amortization
Year ended	Expense
2007	$62.4
2008	60.9
2009	53.5
2010	52.0
2011	50.5

8.      LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($, € and £ in millions)	2007	2006
Senior secured credit facilities:
Tranche A-1 term loans (€32.3 and €35.2, respectively)	$43.1	$46.5
Tranche A-2 term loans (€140.6 and €153.4, respectively)	187.7	202.4
Tranche E term loans	1,122.1	1,127.8
Tranche F term loans (€270.7 as of December 31, 2006) (repaid March 23, 2007)	—	357.3
Tranche G term loans (€269.3 as of March 31, 2007)	359.6	—
Revolving short-term loans	—	37.0
2011 Notes	273.4	273.4
2014 Notes (€375.0 and $200.0 as of March 31, 2007 and December 31, 2006)	700.8	695.0
Other term loan facilities	12.2	12.9
Capitalized lease obligations (€34.8 and €35.3, respectively)	46.5	46.6
Preferred stock of subsidiary (£12.0 as of March 31 2007 and December 31, 2006)	23.6	23.5
Other (€12.4 as of March 31, 2007 and December 31, 2006)	16.5	16.3
	2,785.5	2,838.7
Less current maturities	(361.9)	(117.8)
	$2,423.6	$2,720.9

In the first quarter of 2007, the Company entered into the fourth amendment (the “Fourth Credit Amendment”) to the senior secured credit agreement, dated as of July 30, 2004 (as amended by the First Amendment, dated as of October 8, 2004, by the Second Amendment dated as of December 10, 2004, and by the Third Amendment, dated as of December 13, 2005, the “Credit Agreement”). The Fourth Credit Amendment, among other things, (i) provides for approximately €269.3 million of new tranche G loans, the proceeds of which were used to repay in full the outstanding borrowings under the tranche F term loans, (ii) permits the Company to repay its outstanding 10 5/8% Senior Subordinated Notes due 2011 (“2011 Notes”) any time on or after May 15, 2007 without a corresponding repayment of term loans under the Credit Agreement, and (iii) resets substantially all of the baskets contained in the restrictive covenants and elsewhere in the Credit Agreement. The refinancing of the tranche F loans with the new tranche G loans effectively reduced the interest rate on the tranche G term loans by 50 basis points. The Company did not incur any additional borrowings under the Fourth Credit Amendment.

On April 13, 2007, the Company provided notice that it has elected to redeem its outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million on May 15, 2007. As a result, this amount has been classified as a current liability as of March 31, 2007. In connection with this debt repayment, redemption premiums of $14.5 million are expected to be paid.

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2007, the Company had approximately $55.9 million of letters of credit and other bank guarantees, of which $9.8 million will expire in less than one year, $6.8 million will expire in 2-3 years, $10.8 million will expire in 4-5 years and $28.5 million will expire after five years. This amount includes outstanding letters of credit of $27.3 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

9.      INCOME TAXES:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the first three months of 2007 and 2006 was 42.1% and 40.8%, respectively. The 2007 effective tax rate is primarily a function of foreign rate differentials and the impact of the valuation allowance on domestic earnings. During the first quarter of 2007, a tax provision of $22.0 million was recorded related to pre-tax book income of $52.3 million. The Company recorded an income tax provision of $18.3 million in the first quarter of 2006 on pre-tax book income of $44.8 million.

In the three months ended March 31, 2007, the Company increased its worldwide valuation allowances by $7.3 million. The increase in the valuation allowance was the result of an increase in the U.S. net deferred tax assets. The change in the valuation allowance for the first quarter of 2007 impacted the effective tax rate by $3.7 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2006	$100.1
Increase as reflected in income tax expense	3.7
Increase as reflected in other comprehensive income	3.6
Balance as of March 31, 2007	$107.4

In the first quarter of 2007, based on the Company’s policy and steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance that has been recorded. During the first three months of 2007, the Company’s net deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

On July 13, 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to not be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $44.1 million. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. Previously, accrued income tax liabilities were classified as current liabilities. As of March 31, 2007, the total amount of unrecognized tax benefits was $44.7 million. As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

($ in millions)
Increase in accumulated deficit (cumulative effect)	$7.4
Additional deferred tax assets	3.5
Reduction in goodwill	(9.9)
Increase in liability	$1.0

Included in the balance of unrecognized tax benefits at January 1, 2007 are $27.7 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $13.1 million of tax benefits that if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $3.5 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $2.4 million for interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties by $0.9 million. For the three months ended March 31, 2007, the accrual for interest and penalties was increased by $0.1 million. As of March 31, 2007, the Company had accrued a total of $3.4 million.

During the next twelve months it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $3.0 million or a cost of up to $5.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2000, in the U.K. from 2003, and in Germany from 2000.

10     EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R):

	Three months ended March 31,
($ in millions)	2007	2006
Service cost	$2.1	$2.2
Interest cost	6.0	5.2
Expected return on assets	(2.4)	(1.9)
Net amortization of actuarial losses	0.2	0.6
Total pension cost	$5.9	$6.1

11.    EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended March 31,
($ in millions, except per share amounts; shares in thousands)	2007	2006
EPS Numerator - Basic:
Net income from continuing operations applicable to common shareholders	$29.2	$26.5
Income from discontinued operations, net of tax	116.2	16.5
Minority interest in discontinued operations, net of tax	(0.1)	(3.0)
Net income applicable to common shareholders	$145.3	$40.0

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,786	73,779

Basic earnings per common share:
Earnings from continuing operations	$0.40	$0.36
Earnings from discontinued operations, net of tax	1.57	0.18
Basic earnings per common share	$1.97	$0.54

EPS Numerator - Diluted:
Net income from continuing operations	$29.2	$26.5
Income from discontinued operations, net of tax	116.2	16.5
Minority interest in discontinued operations, net of tax	(0.1)	(3.0)
Net income applicable to common shareholders	$145.3	$40.0

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	73,786	73,779
Effect of dilutive stock options and other incentives	1,606	1,187
Weighted average number of common shares outstanding and common stock equivalents	75,392	74,966

Diluted earnings per common share:
Earnings from continuing operations	$0.39	$0.35
Earnings from discontinued operations, net of tax	1.54	0.18
Diluted earnings per common share	$1.93	$0.53

12.    RESTRUCTURING LIABILITY:

The Company recorded restructuring charges of $4.5 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.  The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the three months ended March 31, 2007, the Company expensed $4.5 million of restructuring charges.  In the Electronics segment, facility closure and severance costs of $3.7 million were recorded related to the restructuring of the Wafer Reclaim business.  In addition, $0.5 million was recorded in Corporate, $0.2 million was recorded in the Specialty Chemicals segment and $0.1 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions.

During the three months ended March 31, 2006, the Company expensed $1.2 million of restructuring charges for miscellaneous restructuring actions, including $0.8 million for the announced restructuring of the Wafer Reclaim business in the Electronics segment. The Company recorded severance and related costs for employees in connection with the closure of two Wafer Reclaim facilities (one each in the U.K. and U.S.). The Wafer Reclaim operating facility in the U.K. was closed in January 2006 and one of the facilities in the U.S. was closed in March 2006. In addition, $0.2 million was recorded in the Specialty Chemicals segment and $0.2 million was recorded in the Performance Additives segment for miscellaneous headcount reductions and the announced closure of the Baulking, United Kingdom facility for the Clay-based Additives business in the Performance Additives segment.

In 2005, the Company recorded restructuring charges for miscellaneous restructuring actions, including the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and the announced restructuring of the Wafer Reclaim business. The Company recorded severance and related costs for employees in connection with the closure of the Wafer Reclaim facilities (one each in the U.K. and U.S.). In addition, miscellaneous headcount reductions were recorded in the Specialty Chemicals, Performance Additives and Advanced Ceramics segments. Costs were also incurred in the Advanced Ceramics segment related to the closure of a facility in Italy.

The Company began to assess and formulate specific plans to involuntarily terminate or relocate certain employees and/or exit certain activities of the Dynamit Nobel businesses as of the Dynamit Nobel acquisition date. As a result, the Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining employees who were relocated to the Company’s new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and severance costs were incurred for selling, general and administrative personnel.

Selected information for the 2007 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Total
2007
Liability balance, December 31, 2006	$—	$—	$—
Restructuring charge in 2007	1.2	0.1	1.3
Utilized in 2007	(0.3)	—	(0.3)
Foreign exchange and other	—	—	—
Liability balance, March 31, 2007	$0.9	$0.1	$1.0

Selected information for the 2006 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
2006
Liability balance, December 31, 2006	$4.4	$0.7	$0.7	$5.8
Restructuring charge in 2007	0.3	2.9	—	3.2
Utilized in 2007	(0.6)	(0.1)	—	(0.7)
Foreign exchange and other	—	0.1	—	0.1
Liability balance, March 31, 2007	$4.1	$3.6	$0.7	$8.4

Selected information for the 2005 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Total
2005
Liability balance, December 31, 2006	$0.2	$0.5	$0.7
Utilized in 2007	—	(0.1)	(0.1)
Foreign exchange and other	—	(0.1)	(0.1)
Liability balance, March 31, 2007	$0.2	$0.3	$0.5

Selected information for the 2004 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
2004
Liability balance, December 31, 2006	$1.6	$0.1	$0.3	$2.0
Utilized in 2007	(0.3)	(0.1)	—	(0.4)
Foreign exchange and other	0.1	0.1	—	0.2
Liability balance, March 31, 2007	$1.4	$0.1	$0.3	$1.8

Restructuring reserves by segment are as follows:

	March 31,	December 31,
($ in millions)	2007	2006
Specialty Chemicals	$1.8	$1.9
Performance Additives	0.6	0.6
Advanced Ceramics	0.3	0.7
Specialty Compounds	4.9	4.9
Electronics	3.4	0.1
Corporate	0.7	0.3
	$11.7	$8.5

13.    COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. Reserves in connection with such product liability matters do not individually exceed $0.5 million and in the aggregate $3.0 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer’s insurance coverage, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Regulatory Developments

In December 2006, the European Parliament and Counsel of the EU adopted legislation for a new EU framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH, which will significantly expand the EU’s regulation of chemicals. REACH includes requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Substances that are not registered within the prescribed deadlines will not be permitted to be manufactured or marketed within the EU. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH, compliance with which is required starting in June 2007. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance.

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

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004, GEA Group and its subsidiary, GEA North America, are required to indemnify the Company and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years from closing (which occurred on July 31, 2004). In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($133,540 and $1,001,550 using the Friday, March 30, 2007 exchange rate of €1.00=$1.3354) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years from closing. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that GEA Group, GEA North America, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to third parties are uncontested, the Company expects to realize recoveries within a short period of time. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to the Company will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the Company’s results of operations or cash flow in any quarterly or annual reporting period.

Environmental Reserves

The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs, which are reviewed at least quarterly based on currently available information. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. In the event that the Company establishes a financial reserve in connection with site remediation costs, the Company records a reserve for the estimated cost of the remediation, even though the costs of the remediation will likely be spread out over many years. The Company does not include unasserted claims in its reserves.

The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $35.1 million and $34.9 million for known environmental liabilities as of March 31, 2007 and December 31, 2006, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $35.1 million as of March 31, 2007 is €6.7 million ($9.0 million using the Friday, March 30, 2007 exchange rate of €1.00=$1.3354) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.5 million), and €1.9 million ($2.5 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.2 million). Included in the $34.9 million as of December 31, 2006 is €6.7 million ($8.8 million using the December 31, 2006 exchange rate of €1.00=$1.3199) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.2 million), and €1.9 million ($2.5 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.2 million).  In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years.

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

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued, however, based on currently available information it does not believe the additional amount of potential losses would have a material effect on its results of operations or financial condition, but may have a material effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company does not believe that any known individual environmental matter would have a material effect on its results of operations or financial condition. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2006 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

On January 9, 2007, we completed the sale of our Groupe Novasep segment.  As a result, our condensed consolidated financial statements have been reclassified to reflect the Groupe Novasep segment as a discontinued operation for all periods presented.  See Note 2, “Discontinued Operations,” for further details.

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

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                  We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. For example, during the first quarter of 2006, we closed facilities in the United States and the U.K. in our Wafer Reclaim business in our Electronics segment. We have also announced the consolidation in 2007 of several U.K. facilities resulting from an acquisition in October 2006 by our Specialty Compounds segment. We also implemented other restructuring measures in our other segments, including the closure of our Baulking, U.K. facility in our Clay-based Additives business; and

•                  We completed the sale of our Groupe Novasep subsidiary in January 2007 and our United States Wafer Reclaim business in February 2007.

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries.  Growth in the Surface Treatment business occurred in 2006 and continued in the first quarter of 2007 in most markets and regions served, especially in the European automotive, general industrial and aerospace industries, as price and volume increases offset raw material cost increases. We expect the Surface Treatment business to grow throughout 2007 in all markets as price and volume increases are expected to offset raw material cost increases and higher personnel costs to support the continuing growth of the business.

•                  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served provided increasing price trends for lithium salts in 2006. Growth in the Fine Chemicals business occurred in 2006 and continued in the first quarter of 2007 in most market segments, especially driven by lithium salt applications through price increases and strong demand for lithium applications, particularly sales of lithium specialty products to the pharmaceutical industry and lithium compounds. Tight supplies in the global market and unfavorable weather conditions at the lithium ponds in Chile in early 2006 led to shortages in lithium salts as a raw material and customer demand for lithium carbonate was not completely satisfied. Although we expect shortages for lithium carbonate to continue, growth in the Fine Chemicals business is expected in all market segments, particularly driven by lithium salt applications through price increases and higher demand for lithium specialties.

Performance Additives

•                  Sales in our Color Pigments and Services business in North America increased in 2006 on higher construction volumes and selling price increases that were necessary to recover raw material and energy cost increases. Generally, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line.  However, construction sales in North America were down on lower volumes and selling prices in the first quarter of 2007 due to the general slowdown in the construction market.

•                  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market and, as a result, we experienced a decrease in European construction volumes in our Color Pigments and Services business in 2006.  However, European construction sales in our Color Pigments and Services business increased in the first quarter of 2007 on higher volumes and are expected to continue to improve throughout 2007 on increased volumes resulting from a stronger European economy and higher selling prices.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2006 and the first quarter of 2007 by customer losses and competitive pricing pressure. In addition, demand for treated wood continues to be negatively impacted by the increasing use of wood substitutes.  The expiration of the ACQ patent in May 2007 could also have a negative impact on the market position of ACQ’s sales and margins.

•                  For 2006, the major drivers of growth in the Clay-based Additives business, which supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets, were the acquisition of Süd-Chemie’s rheological additives and carbonless clay businesses, continued strength in oilfield sales and growth in additives for water-based coatings.  Growth in 2007 is expected from strength in oilfield, coatings and inks sales.

•                  Raw material costs have increased in general in the Performance Additives segment since 2004 and continue to trend upward. In the Color Pigments and Services business, selling price increases were initiated to partially offset the increases in raw material and energy costs and we have implemented further price increases in the beginning of 2007 to offset these costs. In 2006, the Timber Treatment Chemicals business experienced record high costs for copper, a primary component in ACQ, and was unable to pass on these increased material costs to customers in 2006.  However, in the first quarter of 2007, selling price increases were implemented to partially offset raw material cost increases. In the Clay-based Additives business, price increases were implemented in 2006 and have continued in the first quarter of 2007 in a majority of product lines to partially offset raw material cost increases. Further price increases are expected in 2007 as needed to offset any additional increases in raw material and energy costs.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries.  While volumes and selling prices in the fiber anatase business increased in 2006, volumes and selling prices were lower in the first quarter of 2007 and are expected to be down slightly throughout 2007.  Our functional additives business increased in 2006 on higher selling prices and volumes.  In the first quarter of 2007, our functional additives business was down on lower volumes, partially offset by higher selling prices.  Growth in this business is expected in 2007 on higher selling prices.

•                  Throughout 2006, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Sales of titanium dioxide products in rutile grade were down slightly in 2006 as lower volumes were partially offset by higher selling prices.  Although sales of titanium dioxide products in rutile grade were lower in the first quarter of 2007 on decreased selling prices and slightly lower volumes, we expect sales of these products to be up in 2007 on higher volumes.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States.  Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes.  However, growth of our medical device applications increased slightly in the first quarter of 2007 on higher volumes and is expected to continue to increase throughout the year.

•                  Sales of ceramic products for use in cutting tool products and mechanical systems were higher in 2006 as volume increases were partially offset by the negative impact of pricing pressure from Asian competitors. Growth of ceramic products for use in cutting tool products and mechanical systems increased in the first quarter of 2007 and is expected to continue to increase throughout the year on higher volumes and increased market share. Selling prices in our electronic products business as well as for some Piezo applications were lower in 2006. In the first quarter of 2007, sales of our electronics products business were lower primarily on lower volumes and this is expected to continue throughout the year.  Sales of our Piezo applications were higher in the first quarter of 2007 from increased volumes and are expected to continue to increase throughout 2007.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales for these wire and cable products were up slightly in 2006 and were higher in the first quarter of 2007 due to the acquisition of the Megolon division of Scapa Group, plc.  Growth is expected to continue throughout 2007 primarily due to the acquisition of Megolon.  Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. Our net sales in medical, regulated packaging and consumer/industrial thermoplastic elastomers were up in 2006 and the first quarter of 2007 and we expect continued growth in these markets for 2007. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear.

•                  The price of ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, has increased since 2004. Selling price increases were successfully initiated in 2005 and 2006 to help offset the raw materials price increase. Raw material prices were lower in the first quarter of 2007 and are not expected to be as volatile this year.

Electronics

•                  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2006 and in the first quarter of 2007 and are expected to continue to rise in 2007 driven by strong demand for consumer electronics, including cell phones and PC’s. The printed circuit board industry in the United States and Europe improved in 2006, while the market in Asia experienced significant growth during this period.  Volumes in our electronic chemicals business increased in 2006 and the first quarter of 2007, particularly in Asia, which provides nearly half of the global market. We expect this trend to continue in 2007.

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

Global Exposure

We operate a geographically diverse business. Of our 2006 net sales, 49% were shipments to Europe, 34% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information” in our 2006 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 88 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three month period ended March 31, 2007, the average exchange rate of the euro against the U.S. dollar was higher compared to the same period in 2006. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 53% of our 2006 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2006. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In particular, higher prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment had a negative impact on results in 2006 and the first quarter of 2007. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2006, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices were volatile and continued to increase in North America in 2006, but were relatively stable in the first quarter of 2007. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2006 and in the first quarter of 2007.

Income Taxes

The effective tax rate for the first quarter of 2007 was 42.1% which is primarily a function of foreign rate differentials and the valuation allowance related to domestic earnings and their impact on the effective rate.  In the first quarter of 2007, the worldwide valuation allowance increased by $7.3 million. The increase in the valuation allowance was primarily due to an increase of $3.7 million in deferred tax assets associated with the Company’s losses and $3.6 million in other comprehensive income. The $3.7 million increase in the valuation allowance for the first quarter of 2007 impacted the effective tax rate.

Special Charges and Credits

During the periods presented, we incurred certain special charges that include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three months ended March 31, 2007 and 2006.

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

Definition of Adjusted EBITDA

The presentation of consolidated Adjusted EBITDA contained in this report is calculated using the definition set forth in the senior secured credit agreement as a basis and reflects management’s interpretations thereof. Adjusted EBITDA, which is referred to under the senior secured credit agreement as “Consolidated EBITDA,” is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Specifically, calculation of Adjusted EBITDA according to the indentures underlying our 2011 Notes and 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief operating decision maker, our Chief Executive Officer, to evaluate the ongoing performance of our business segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof.

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

Adjusted EBITDA is not an alternative to net income (loss) or income (loss) from continuing operations before taxes and minority interest or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this Annual Report. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three months ended March 31, 2007 and 2006, including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes and minority interest on a segment basis.

	Three months ended
	March 31,
($ in millions)	2007	2006
Statement of operations data:
Net sales:
Specialty Chemicals	$267.9	$228.1
Performance Additives	184.8	182.5
Titanium Dioxide Pigments	116.1	108.2
Advanced Ceramics	105.5	92.7
Specialty Compounds	69.6	63.2
Electronics	52.2	49.4
Total net sales	796.1	724.1

Gross profit	257.0	225.8
	32.3%	31.2%
Selling, general and administrative expenses	154.8	140.6
	19.4%	19.4%
Restructuring charges, net	4.5	1.2
Gain on sale of assets	(4.8)	(0.5)
Operating income (loss):
Specialty Chemicals	55.6	39.2
	20.8%	17.2%
Performance Additives	19.3	24.1
	10.4%	13.2%
Titanium Dioxide Pigments	12.1	11.9
	10.4%	11.0%
Advanced Ceramics	18.9	15.1
	17.9%	16.3%
Specialty Compounds	5.1	5.3
	7.3%	8.4%
Electronics	6.5	3.5
	12.5%	7.1%
Corporate costs	(15.0)	(14.6)
Total operating income	102.5	84.5
Other income (expenses):
Interest expense	(54.7)	(39.8)
Interest income	5.1	1.4
Refinancing expenses	(0.9)	—
Foreign exchange gain (loss), net	0.4	(2.9)
Other, net	(0.1)	1.6
Income from continuing operations before taxes and minority interest	52.3	44.8
Income tax provision	22.0	18.3
Income from continuing operations before minority interest	30.3	26.5
Minority interest in continuing operations	(1.1)	—
Net income from continuing operations	29.2	26.5
Income from discontinued operations, net of tax	0.5	16.5
Gain on sale of discontinued operations, net of tax	115.7	—
Minority interest in discontinued operations	(0.1)	(3.0)
Net income	$145.3	$40.0
Adjusted EBITDA:
Specialty Chemicals	$68.3	$51.4
	25.5%	22.5%
Performance Additives	32.6	33.3
	17.6%	18.2%
Titanium Dioxide Pigments	22.4	20.9
	19.3%	19.3%
Advanced Ceramics	28.8	23.6
	27.3%	25.5%
Specialty Compounds	8.1	7.3
	11.6%	11.6%
Electronics	9.4	8.6
	18.0%	17.4%
Corporate costs	(13.4)	(12.3)
Total Adjusted EBITDA (a)	$156.2	$132.8

(a)   This amount does not include $1.8 million and $15.9 million for the three months ended March 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.  Total Adjusted EBITDA including these amounts was $158.0 million and $148.7 million for the three months ended March 31, 2007 and 2006, respectively.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended March 31, 2007 versus 2006
		%	FX
($in millions)	Total	Change	Effect (a)	Organic
Statement of operations data:
Net sales:
Specialty Chemicals	$39.8	17.4%	$13.6	$26.2
Performance Additives	2.3	1.3	5.7	(3.4)
Titanium Dioxide Pigments	7.9	7.3	9.6	(1.7)
Advanced Ceramics	12.8	13.8	7.9	4.9
Specialty Compounds	6.4	10.1	2.5	3.9
Electronics	2.8	5.7	1.9	0.9
Total net sales	72.0	9.9	41.2	30.8

Gross profit	31.2	13.8	13.4	17.8

Selling, general and administrative expenses	14.2	10.1	8.0	6.2
Restructuring charges	3.3			3.3
Gain on sale of assets	(4.3)			(4.3)
Total operating expenses	13.2	9.3	8.0	5.2
Operating income (loss):
Specialty Chemicals	16.4	41.8	2.6	13.8
Performance Additives	(4.8)	(19.9)	0.4	(5.2)
Titanium Dioxide Pigments	0.2	1.7	1.0	(0.8)
Advanced Ceramics	3.8	25.2	1.6	2.2
Specialty Compounds	(0.2)	(3.8)	—	(0.2)
Electronics	3.0	85.7	0.1	2.9
Corporate costs	(0.4)	(2.7)	(0.3)	(0.1)
Total	18.0	21.3	5.4	12.6
Other income (expenses):
Interest expense	(14.9)	37.4	(1.9)	(13.0)
Interest income	3.7	264.3	(0.3)	4.0
Refinancing expenses	(0.9)
Foreign exchange gain (loss), net	3.3
Other, net	(1.7)
Income from continuing operations before taxes and minority interest
Specialty Chemicals	16.7
Performance Additives	(4.0)
Titanium Dioxide Pigments	(2.3)
Advanced Ceramics	3.2
Specialty Compounds	(2.4)
Electronics	4.6
Corporate costs	(8.3)
Total	7.5
Income tax provision	3.7
Income from continuing operations before minority interest	3.8
Minority interest in continuing operations	(1.1)
Net income from continuing operations	2.7
Income from discontinued operations, net of tax	(16.0)
Gain on sale of discontinued operations, net of tax	115.7
Minority interest in discontinued operations	2.9
Net income	$105.3
Adjusted EBITDA:
Specialty Chemicals	$16.9	32.9%	$3.2	$13.7
Performance Additives	(0.7)	(2.1)	1.0	(1.7)
Titanium Dioxide Pigments	1.5	7.2	1.9	(0.4)
Advanced Ceramics	5.2	22.0	2.4	2.8
Specialty Compounds	0.8	11.0	0.2	0.6
Electronics	0.8	9.3	0.3	0.5
Corporate costs and eliminations	(1.1)	(8.9)	(0.3)	(0.8)
Total Adjusted EBITDA	$23.4	17.6%	$8.7	$14.7

(a)   The foreign exchange effect was calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Overview

Net sales increased $72.0 million in the first quarter of 2007 compared with the same period in the prior year driven by strong demand in a number of our segments, particularly in our Specialty Chemicals segment, and the positive impact of currency changes.   See further discussion by segment below.

We also had increased operating income and Adjusted EBITDA in the first quarter of 2007 compared with the same period in the prior year primarily due to the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses, particularly from the impact of higher copper costs in our Timber Treatment Chemicals business in our Performance Additives segment, higher zinc and other raw material costs in our Specialty Chemicals segment and higher zinc costs in our Titanium Dioxide Pigments segment. In addition, higher selling, general and administrative expenses primarily related to increased sales volumes and higher energy costs had an unfavorable effect on operating income and Adjusted EBITDA.

Net income from continuing operations increased $2.7 million in the first quarter of 2007 compared with the same period in the prior year primarily due to the reasons noted above. This was partially offset by higher interest expense recorded in the first quarter of 2007 compared to the same period in the prior year due to a decrease in mark-to-market gains on our interest rate and cross-currency hedging instruments.

Income from discontinued operations, net of tax and minority interest, increased $102.6 million in the first quarter of 2007 compared with the same period in the prior year primarily due to the recording of a gain of $115.7 million (net of taxes) on the sale of Groupe Novasep in the first quarter of 2007, partially offset by income from operating the business and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG.

Net income increased $105.3 million in the first quarter of 2007 compared with the same period in the prior year primarily due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales for our Specialty Chemicals segment increased $39.8 million over the prior year, primarily on higher volumes and selling prices. The impact of currency changes of $13.6 million also had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by growth in most markets and all regions, particularly in European automotive, general industrial and aerospace applications. In the Fine Chemicals business, increased volumes of lithium products and higher lithium specialties volumes to the pharmaceutical industry had a favorable impact on sales.

Performance Additives.   Net sales for our Performance Additives segment increased $2.3 million over the prior year due to the positive impact of currency changes of $5.7 million, as well as higher selling prices of $6.1 million. Higher construction volumes in Europe in our Color Pigments and Services business also had a favorable impact on net sales. The increase in net sales were partially offset by lower volumes of ACQ products in our Timber Treatment Chemicals business, lower construction volumes in North America in our Color Pigments and Services business and lower volumes to the oilfield and carbonless paper markets in our Clay-based Additives segment.

Titanium Dioxide Pigments.   Net sales for our Titanium Dioxide Pigments segment increased $7.9 million over the prior year due to the positive impact of currency changes of $9.6 million, as well as higher selling prices for functional additives. This was partially offset by lower volumes of titanium dioxide products in anatase and rutile grade, as well as functional additives.

Advanced Ceramics.   Net sales for our Advanced Ceramics segment increased $12.8 million over the prior year primarily due to the positive impact of currency changes of $7.9 million and increased volumes. The increased volumes were due to higher volumes in most businesses, particularly in mechanical systems, Piezo, cutting tool and medical applications, partially offset by lower selling prices of $2.2 million.

Specialty Compounds.   Net sales for our Specialty Compounds segment increased $6.4 million over the prior year primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and the positive impact of currency changes of $2.5 million. This was partially offset by lower selling prices of $1.2 million.

Electronics.   Net sales for our Electronics segment increased $2.8 million over the prior year primarily due to the positive impact of currency changes of $1.9 million and increased volumes in our Electronic Chemicals businesses in all regions on sales to the printed circuit board and semiconductor markets.

Gross profit

Gross profit increased $31.2 million over the prior year primarily due to the sales increases noted above, in particular selling price increases, productivity improvements and the positive impact of currency changes of $13.4 million. This was partially offset by raw material cost increases, particularly from the impact of higher copper costs in our Timber Treatment Chemicals business in the

Performance Additives segment, higher zinc costs in the Titanium Dioxide segment, and higher zinc and other raw material costs in the Specialty Chemicals segment, and higher energy costs. Gross profit as a percentage of net sales was 32.3% in the first quarter of 2007 versus 31.2% in the first quarter of 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $14.2 million over the prior year primarily due to the impact of currency changes of $8.0 million.  Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales were 19.4% in the first quarter of 2007 and 2006.

Restructuring charges, net

We recorded $4.5 million of restructuring charges in the first quarter of 2007 primarily related to facility closure costs in the Electronics segment. We recorded $1.2 million of restructuring charges in the first quarter of 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives and Electronics segments for miscellaneous headcount reductions and facility closures. See Note 12, “Restructuring Liability,” for further details.

Gain on sale of assets

We recorded gains of $4.8 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, related to asset sales.  In the first quarter of 2007, we sold our United States Wafer Reclaim business and reported a gain of $4.3 million.

Operating income

Specialty Chemicals.   Operating income for our Specialty Chemicals segment increased $16.4 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $2.6 million. This increase was partially offset by higher raw material costs of $6.4 million primarily related to zinc and other raw materials and higher selling, general and administrative expenses of $3.2 million primarily related to the increased sales volumes.

Performance Additives.   Operating income decreased $4.8 million over the prior year primarily from higher raw material costs of $5.3 million, particularly copper costs in the Timber Treatment Chemicals business, higher depreciation and amortization costs of $4.5 million primarily due to the Viance, LLC joint venture formed in January 2007 and the lower sales volumes noted above.  The above decreases in operating income were partially offset by increased construction volumes in Europe in our Color Pigments and Services business, higher selling prices and an inventory write-up reversal charge of $0.8 million recorded in the first quarter of 2006.

Titanium Dioxide Pigments.   Operating income for our Titanium Dioxide Pigments segment increased $0.2 million over the prior year due to the positive impact of currency changes of $1.0 million and higher selling prices for functional additives, partially offset by lower volumes of titanium dioxide products in anatase and rutile grade, as well as functional additives, and higher energy and raw material costs of $1.2 million and $0.9 million, respectively.   Higher depreciation and amortization costs of $1.3 million also had an unfavorable impact on operating income.

Advanced Ceramics.   Operating income for our Advanced Ceramics segment increased $3.8 million over the prior year primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes in mechanical systems, piezo, cutting tool and medical applications. Currency changes of $1.6 million also had a favorable impact on operating income. This increase was partially offset by lower selling price of $2.2 million and increased depreciation and amortization costs of $1.4 million.

Specialty Compounds.   Operating income decreased $0.2 million due to the impact of lower selling prices of $1.2 million, increased depreciation and amortization costs of $0.7 million and higher costs associated with an acquisition made in October 2006.  This decrease was partially offset by higher sales volumes and lower raw material costs of $1.8 million primarily related to price declines for PVC resin.

Electronics.   Operating income increased $3.0 million over the prior year primarily due to higher volumes in our Electronic Chemicals businesses in all regions on sales to the printed circuit board and semiconductor markets and gains on asset sales of $4.8 million recorded in the first quarter of 2007 primarily from the sale of our U.S. Wafer Reclaim business in February 2007.  This was partially offset by higher restructuring costs of $2.9 million primarily related to facility closure costs.

Other income (expenses)

Interest expense.  Interest expense increased $14.9 million in the first quarter of 2007 compared to the same period in the prior year. The first quarter of 2007 and 2006 included losses of $2.8 million and gains of $10.7 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.4 million and $2.3 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $1.3 million was primarily due to higher interest rates.

Interest income.  Interest income increased $3.7 million in the first quarter of 2007 compared to the same period in the prior year primarily related to interest earned on the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Refinancing expenses.   In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our new tranche G term loans.

Foreign exchange gain (loss), net.   In the first quarter of 2007, we had foreign exchange gains of $0.4 million compared to foreign exchange losses of $2.9 million recorded in the same period in the prior year.  In the first quarter of 2006, the euro strengthened from the beginning of the quarter to the end of the quarter causing a loss related to the unhedged portion of our euro-denominated debt at one of our U.K. subsidiaries. The change from the prior year is primarily related to lower euro-denominated debt levels at our U.K. subsidiaries.

Other, net.   For the first quarter of 2006, we recorded $1.6 million of income in connection with the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment.

Provision for income taxes

The effective income tax rate for the first quarter of 2007 was 42.1%. We recorded an income tax provision of $22.0 million for the first quarter of 2007. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance related to U.S. operations. The effective income tax rate for the first quarter of 2006 of 40.8% was impacted by foreign rate differentials offset by the U.S. valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for the first quarter of 2007 was $29.2 million as compared to net income from continuing operations of $26.5 million for the first quarter of 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased to $0.5 million for the first quarter of 2007 compared to income of $16.5 million for the first quarter of 2006 due to income earned from the segment in the first quarter of 2006 and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG.  As noted above, the Groupe Novasep segment was sold on January 9, 2007.

Gain on sale of discontinued operations, net of tax

Gain on sale of discontinued operations, net of tax was $115.7 million for the first quarter of 2007 as a result of the sale of Groupe Novasep.

Minority Interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the first quarter of 2007 and 2006.

Net income

Net income for the first quarter of 2007 was $145.3 million as compared to net income of $40.0 million for the first quarter of 2006 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $16.9 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $3.2 million. This increase was partially offset by higher raw material costs and higher selling, general and administrative expenses as discussed above in operating income.

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $0.7 million over the prior year primarily from higher raw material costs and lower sales volumes, partially offset by higher selling prices and the positive impact of currency changes of $1.0 million.  See discussion above in operating income for further details.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $1.5 million over the prior year due to the positive impact of currency changes of $1.9 million and higher selling prices for functional additives.  Excluding the impact of currency changes, Adjusted EBITDA was lower primarily from lower sales volumes and higher energy and raw material costs.  See discussion above in operating income for further details.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $5.2 million over the prior year primarily due to productivity improvements, increased sales and the positive impact of currency changes of $2.4 million. This increase was partially offset by lower selling prices.  See discussion above in operating income for further details.

Specialty Compounds.   Adjusted EBITDA increased $0.8 million primarily due to higher sales volumes and lower PVC resin raw material costs.  This was partially offset by lower selling prices and higher costs associated with an acquisition made in October 2006.

Electronics.   Adjusted EBITDA increased $0.8 million over the prior year primarily due to higher volumes in our Electronic Chemicals businesses in all regions on sales to the printed circuit board and semiconductor markets and the positive impact of currency changes of $0.3 million.

Corporate.   Adjusted EBITDA loss at Corporate increased $1.1 million primarily due to higher Corporate costs to meet the requirements of being a public company.

Discontinued operations. Adjusted EBITDA from discontinued operations decreased $14.1 million over the prior year primarily due to the sale of the Groupe Novasep segment on January 9, 2007.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended
	March 31,
($ in millions)	2007	2006
Net income	$145.3	$40.0
Income from discontinued operations, net of tax	(0.5)	(16.5)
Gain on sale of discontinued operations, net of tax	(115.7)	—
Minority interest in discontinued operations	0.1	3.0
Net income from continuing operations	29.2	26.5
Income tax provision	22.0	18.3
Minority interest in continuing operations	1.1	—
Income from continuing operations before taxes and minority interest	52.3	44.8
Interest expense (a)	54.7	39.8
Interest income	(5.1)	(1.4)
Depreciation and amortization	53.2	43.7
Restructuring and related charges	4.5	1.2
CCA litigation defense costs	0.1	0.3
Systems/organization establishment expenses	0.9	1.9
Cancelled acquisition and disposal costs	0.1	0.6
Cost incurred related to debt modifications	0.9	—
Inventory write-up reversal	—	0.8
Gain on sale of assets	(4.8)	(0.5)
Foreign exchange (gain) loss	(0.4)	2.9
Other	(0.2)	(1.3)
Total Adjusted EBITDA (b)	$156.2	$132.8

(a)         Includes losses of $2.8 million and gains $10.7 million for the three months ended March 31, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)        This amount does not include $1.8 million and $15.9 million for the three months ended March 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007. Total Adjusted EBITDA including these amounts was $158.0 million and $148.7 million for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at the Friday, March 30, 2007 exchange rate.

Operating Activities.   Net cash provided by operating activities was $70.7 million and $47.6 million for the three months ended March 31, 2007 and 2006, respectively. Net cash from operating activities increased in 2007 primarily from lower cash interest expense and higher operating income, partially offset by higher operating working capital.

Investing Activities.  Net cash provided by investing activities was $463.3 million for the three months ended March 31, 2007. Net cash used in investing activities was $43.1 million for the three months ended March 31, 2006. Net cash from investing activities increased in 2007 primarily due to the proceeds from the sale of the Groupe Novasep segment and the proceeds received from the formation of the Viance, LLC joint venture in the Performance Additives segment. For the three months ended March 31, 2006, net cash used in investing activities was primarily comprised of capital expenditures.

Financing Activities.   Net cash used in financing activities was $66.6 million and $62.2 million for the three months ended March 31, 2007 and 2006, respectively, and was comprised of scheduled payments for long-term debt.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, the following events are also sources of liquidity:

•                  On January 2, 2007, our wholly-owned subsidiary and Rohm and Haas Company formed Viance, LLC, a joint venture company. We received cash proceeds of $76.6 million and used approximately $1.0 million to pay fees and expenses associated with this transaction. A total amount of $9.0 million from both parties was designated as a working capital contribution to the joint venture. The remainder was used for general corporate purposes.

•                  On January 9, 2007, we sold our Groupe Novasep subsidiary. We received net cash proceeds of $426.2 million in the first quarter of 2007. We expect to incur additional professional fees of approximately $2.9 million related to this sale.

•                  On April 13, 2007, we provided notice that we have elected to redeem our outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million on May 15, 2007.  In connection with this expected repayment, redemption premiums of $14.5 million and accrued and unpaid interest of $14.5 million to the redemption date will be paid. We entered into the fourth amendment of our senior secured credit agreement on March 23, 2007 to, among other things, permit the redemption any time on or after May 15, 2007 of our outstanding 2011 Notes without a concurrent term loan repayment.

We expect the interest savings associated with the reduction of debt to largely offset the historic cash flow from the Groupe Novasep subsidiary.

•                  On February 12, 2007, we completed the sale of our United States Wafer Reclaim business for approximately $11.0 million in cash and long-term notes receivable. The proceeds were used for general corporate purposes.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings or other sources, and we may not have access to these sources for a variety of reasons. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2006 Form 10-K.

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2007 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce costs and exit unprofitable businesses, in part to improve our long-term liquidity.  We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility are insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for future acquisitions, business combinations or similar transactions.

As of March 31, 2007, we had actual total indebtedness of $2,785.5 million.  As of March 31, 2007, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $222.7 million, after giving effect to $27.3 million of letters of credit issued on our behalf. As of March 31, 2007, there were no outstanding borrowings under the revolving credit facility.

As of March 31, 2007, we had cash and cash equivalents of $491.4 million primarily from the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Senior secured credit facilities.  The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €32.3 million (or $43.1 million at March 31, 2007) and tranche A-2 term loans in an aggregate principal amount of €140.6 million (or $187.7 million at March 31, 2007), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                  tranche E term loans in an aggregate principal amount of $1,122.1 million at March 31, 2007, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.00% or (ii) ABR plus 0.75%;

•                  tranche G term loans in an aggregate principal amount of €269.3 million (or $359.6 million at March 31, 2007) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 2.25%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of March 31, 2007, we had no borrowings outstanding under this facility and had outstanding letters of credit of $27.3 million that reduced our availability under the credit facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on Friday, March 30, 2007 of €1.00 = $1.3354. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

The Company’s borrowings and the borrowings of Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

In addition to the financial covenants described below under “Covenant Compliance,” the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. In connection with the fourth amendment of our senior secured credit agreement, substantially all of the baskets relating to the above restrictions were reset.

2011 Notes and 2014 Notes.   The Company’s 2011 Notes had an aggregate principal amount of $273.4 million at March 31, 2007, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($500.8 million at March 31, 2007) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. In connection with the IPO, $101.6 million, or 27%, of the 2011 Notes were redeemed. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of Euro notes and 7.500% in the case of U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis.  As noted above, we provided notice that we have elected to redeem our outstanding 2011 Notes on May 15, 2007.

The 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under “Covenant Compliance”), pay dividends or make other equity distributions or repurchase capital stock, make investments or other restricted payments, create liens, transfer or sell assets, restrict dividends or other payments to us, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof:

•                  a maximum total leverage ratio: for the twelve-month period ended March 31, 2007, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 5.75 to 1; for such period, our ratio equaled 4.58 to 1; and

•                  a minimum interest coverage ratio: for the twelve-month period ended March 31, 2007, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.75 to 1; for such period, our ratio equaled 3.02 to 1.

Please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definition of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other defaults could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Because the indentures governing the 2011 Notes and the 2014 Notes define an event of default to include, among other things, a default under any other debt obligation in excess of $35.0 million that could cause the acceleration of such obligation, any acceleration under the senior secured credit agreement would also result in a default under the indentures governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a similar cross default provision for indebtedness in excess of $30.0 million, therefore, a default under the indentures governing the 2011 Notes and 2014 Notes or other indebtedness may likewise cause the lenders to declare the principal and interest on the outstanding senior secured credit facilities immediately due and payable.

The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended March 31, 2007, the fixed charge coverage ratio equaled 3.02 to 1. This covenant is a material term of the indentures governing the 2011 Notes and 2014 Notes.

We were in compliance with all of the above covenants as of March 31, 2007 and December 31, 2006.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Three months ended
	March 31,
($ in millions)	2007	2006
Net cash provided by operating activities from continuing operations	$69.1	$(5.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	25.0	78.5
Current portion of income tax provision	12.1	10.9
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	44.4	46.8
Restructuring and related charges	4.5	1.2
CCA litigation defense costs	0.1	0.3
Systems/organization establishment expenses	0.9	1.9
Cancelled acquisition and disposal costs	0.1	0.6
Cost incurred related to debt modifications	0.9	—
Inventory write-up reversal	—	0.8
Bad debt provision	(0.6)	(0.6)
Gain on sale of assets	(0.1)	(0.5)
Other	(0.2)	(1.3)
Total Adjusted EBITDA	$156.2	$132.8

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2006 Form 10-K. As noted above, the Company provided notice that it has elected to redeem its outstanding 2011 Notes in the aggregate principal amount of $273.4 million on May 15, 2007. As a result, this amount has been classified as a current liability as of March 31, 2007. In addition, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” in the first quarter of 2007. As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of March 31, 2007 was $44.7 million and have been classified as non-current income tax liabilities in the condensed consolidated balance sheets (see Note 9, “Income Taxes,” for further details). Except for the reclassification of the 2011 Notes and the adoption of FIN 48, there have been no other significant changes to these contractual obligations as of March 31, 2007.

Capital Expenditures

Rockwood’s capital expenditures in the first quarter of 2007 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Advanced Ceramics, Specialty Chemicals and Titanium Dioxide Pigments segments.

For the three months ended March 31, 2007 and 2006, our capital expenditures, excluding capital leases, were $47.3 million and $37.2 million, respectively. Capital expenditures for each of our reporting segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Corporate	Consolidated
Three months ended March 31, 2007	$15.4	$7.1	$12.3	$8.7	$1.4	$1.8	$0.6	$47.3
Three months ended March 31, 2006	10.3	5.8	10.4	5.3	1.8	1.7	1.9	37.2

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

Foreign currency related transactions

As of March 31, 2007, based on the Friday, March 30, 2007 exchange rate of €1.00 = $1.3354, $1,164.0 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 8, “Long-Term Debt,” for guarantees related to contract completion, regulatory compliance and product performance.

Commitments and Contingencies

See Note 13, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates include assessing, among other things:

•                  the fair values of assets acquired and liabilities assumed in business combinations;

•                  the use and recoverability of inventory;

•                  the valuation of deferred tax assets;

•                  the amount of unrecognized tax benefits in accordance with FIN 48;

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2006 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.  A discussion and analysis of the Company’s market risk is included in the Company’s 2006 Form 10-K. There have been no significant changes to these market risks as of March 31, 2007.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our first quarter of 2007.

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

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2006 Form 10-K.  There have been no significant changes to these risk factors as of March 31, 2007.

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
Date: May 10, 2007

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 10, 2007