Form 10-Q
period 2007-09-30
Rockwood Holdings, Inc.
filed 2007-11-06
CIK 1315695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 2, 2007, there were 73,857,168 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$829.6	$739.8	$2,476.4	$2,235.4
Cost of products sold	574.3	510.1	1,691.4	1,537.0
Gross profit	255.3	229.7	785.0	698.4
Selling, general and administrative expenses	159.6	147.8	474.6	436.7
Restructuring charges, net	2.9	1.7	8.9	3.9
Gain on sale of assets	(0.1)	—	(5.3)	(0.4)
Operating income	92.9	80.2	306.8	258.2
Other income (expenses):
Interest expense	(57.0)	(60.6)	(158.7)	(148.1)
Interest income	1.9	1.1	11.0	3.6
Loss on early extinguishment of debt	—	—	(19.4)	—
Refinancing expenses	—	—	(0.9)	—
Foreign exchange gain, net	7.6	4.8	11.3	7.0
Other, net	—	0.3	(0.1)	2.1
Other income (expenses), net	(47.5)	(54.4)	(156.8)	(135.4)
Income from continuing operations before taxes and minority interest	45.4	25.8	150.0	122.8
Income tax provision	17.9	9.7	61.9	50.0
Income from continuing operations before minority interest	27.5	16.1	88.1	72.8
Minority interest in continuing operations	(2.8)	—	(6.2)	—
Net income from continuing operations	24.7	16.1	81.9	72.8
Income from discontinued operations, net of tax	—	1.9	0.5	26.5
Gain on sale of discontinued operations, net of tax	—	—	115.7	—
Minority interest in discontinued operations	—	3.4	(0.1)	(0.8)
Net income	$24.7	$21.4	$198.0	$98.5

Basic earnings per share:
Earnings from continuing operations	$0.33	$0.22	$1.11	$0.99
Earnings from discontinued operations, net of tax	—	0.07	1.57	0.35
Basic earnings per share	$0.33	$0.29	$2.68	$1.34

Diluted earnings per share:
Earnings from continuing operations	$0.32	$0.21	$1.08	$0.97
Earnings from discontinued operations, net of tax	—	0.08	1.52	0.34
Diluted earnings per share	$0.32	$0.29	$2.60	$1.31

Weighted average number of basic shares outstanding	73,820	73,782	73,801	73,781
Weighted average number of diluted shares outstanding	76,383	74,915	76,155	75,001

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$104.0	$27.7
Accounts receivable, net	548.3	463.4
Inventories	511.6	445.4
Deferred income taxes	16.0	9.7
Prepaid expenses and other current assets	68.1	43.1
Assets of discontinued operations	—	490.6
Total current assets	1,248.0	1,479.9
Property, plant and equipment, net	1,531.6	1,374.9
Goodwill	1,826.3	1,717.7
Other intangible assets, net	672.2	539.6
Deferred debt issuance costs, net of accumulated amortization of $28.4 and $25.4, respectively	42.6	51.6
Deferred income taxes	21.8	—
Other assets	41.2	56.1
Total assets	$5,383.7	$5,219.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271.2	$290.3
Income taxes payable	7.6	0.2
Accrued compensation	91.8	85.9
Restructuring liability	13.8	8.5
Accrued expenses and other current liabilities	206.3	180.7
Deferred income taxes	4.6	—
Senior secured revolving credit facility	—	37.0
Long-term debt, current portion	107.3	80.8
Liabilities of discontinued operations	—	171.1
Total current liabilities	702.6	854.5
Long-term debt	2,447.7	2,720.9
Pension and related liabilities	382.3	353.0
Deferred income taxes	84.5	43.1
Other liabilities	162.1	94.2
Total liabilities	3,779.2	4,065.7
Minority interest	180.8	33.6
Performance restricted stock units	1.1	—
Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,922 shares issued and 73,828 shares outstanding at September 30, 2007; 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at December 31, 2006)	0.7	0.7
Paid-in capital	1,154.0	1,151.8
Accumulated other comprehensive income	343.3	234.0
Accumulated deficit	(74.0)	(264.6)
Treasury stock, at cost	(1.4)	(1.4)
Total stockholders’ equity	1,422.6	1,120.5
Total liabilities and stockholders’ equity	$5,383.7	$5,219.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198.0	$98.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.5)	(26.5)
Gain on sale of discontinued operations, net of tax	(115.7)	—
Minority interest in discontinued operations	0.1	0.8
Depreciation and amortization	165.3	140.9
Deferred financing costs amortization	6.9	7.2
Loss on early extinguishment of debt (including $4.9 of noncash write-offs on deferred financing costs)	19.4	—
Foreign exchange gain	(11.3)	(7.0)
Fair value adjustment of derivatives	15.4	(6.2)
Bad debt provision	1.5	1.9
Stock-based compensation	2.4	—
Deferred income taxes	24.2	29.4
Gain on sale of assets	(5.3)	(0.4)
Minority interest in continuing operations	6.2	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(26.0)	(31.6)
Inventories, including inventory write-up reversal	(2.8)	(16.5)
Prepaid expenses and other assets	(5.5)	20.6
Accounts payable	(26.1)	(22.4)
Income taxes payable	6.3	8.1
Accrued expenses and other liabilities (including intercompany transactions with discontinued operations of $45.0 for the nine months ended September 30, 2006)	37.7	(22.3)
Net cash provided by operating activities of continuing operations	290.2	174.5
Net cash provided by operating activities of discontinued operations	1.6	72.2
Net cash provided by operating activities	291.8	246.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(168.4)	(13.4)
Capital expenditures, excluding capital leases	(140.2)	(119.2)
Proceeds from formation of Viance joint venture, net	73.0	—
Proceeds on sale of assets	13.7	3.9
Net cash used in investing activities of continuing operations	(221.9)	(128.7)
Net cash provided by (used in) investing activities of discontinued operations	421.1	(27.1)
Net cash provided by (used in) investing activities	199.2	(155.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	0.7	—
Proceeds from senior secured credit facilities	—	170.2
Repayment of 2011 Notes	(273.4)	—
Repayment of senior secured credit facilities	(94.1)	(242.7)
Payments on other long-term debt	(22.2)	(4.3)
Payments related to early extinguishment of debt	(14.5)	—
Net cash used in financing activities of continuing operations	(403.5)	(76.8)
Net cash used in financing activities of discontinued operations	—	(43.9)
Net cash used in financing activities	(403.5)	(120.7)

Effect of exchange rate changes on cash and cash equivalents	(9.6)	(2.4)
Net increase (decrease) in cash and cash equivalents	77.9	(32.2)
Less increase in cash and cash equivalents from discontinued operations, net of sale proceeds	(1.6)	(1.3)
Increase (decrease) in cash and cash equivalents from continuing operations	76.3	(33.5)
Cash and cash equivalents of continuing operations, beginning of period	27.7	100.5
Cash and cash equivalents of continuing operations, end of period	$104.0	$67.0

Supplemental disclosures of cash flow information:
Interest paid, net	$118.4	$114.4
Income taxes paid, net of refunds	$31.4	$17.4
Non-cash investing activities:
Acquisition of equipment under capital leases	$0.6	$0.2
Decrease in liabilities for property, plant and equipment	$(15.6)	$(12.6)

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty compounds, iron-oxide pigments, timber-treatment chemicals, clay-based additives, pool and spa chemicals, and electronic chemicals in semiconductors and printed circuit boards.  As discussed in Note 16, “Subsequent Event,” Rockwood Specialties Group, Inc., our indirect, wholly-owned subsidiary, entered into a definitive agreement on October 7, 2007 to sell its electronics business, excluding its French electronics business and its wafer reclaim business. The French electronics business is subject to a put option exercisable by the Company.

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft. The businesses acquired are focused on highly specialized markets and consist of: titanium dioxide pigments; surface treatment and lithium chemicals; and advanced ceramics.

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary which represented one of its reportable segments. As a result, the condensed consolidated financial statements have been reclassified to reflect the former Groupe Novasep segment as a discontinued operation for all periods presented. See Note 3, “Discontinued Operations,” for further details.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current-year classification.

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

The Company’s minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally Viance, LLC) that are consolidated but less than 100% owned.  See Note 4, “Viance, LLC Joint Venture,” for further details.  In the condensed consolidated balance sheet, the minority interest balance as of December 31, 2006 relates to the former Groupe Novasep segment that was sold in January 2007.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its six reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, (5) Specialty Compounds, which consists of plastic compounds and (6) Electronics, which consists of electronic chemicals and photomasks, although the Company will no longer operate its Electronics segment upon the closing of the sale of this segment, which is expected to occur in the fourth quarter of 2007, subject to regulatory approval (see Note 16, “Subsequent Event,” for more details).

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer. See Note 5, “Segment Information,” for further segment reporting information.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each. Information concerning certain transactions is included in the Company’s 2006 Form 10-K in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” There have been no significant changes to our related party transactions for the period ended September 30, 2007.

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

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in determining net income for the period in which exchange rates change, except for gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments and gains or losses on certain intercompany loans that are of a long-term nature for which settlement is not planned or anticipated in the foreseeable future which are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of September 30, 2007, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million ($741.0 million using the Friday, September 28, 2007 exchange rate of €1.00 = $1.4267) of intercompany loans.

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

Comprehensive income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Net income	$24.7	$21.4	$198.0	$98.5
Pension related adjustments, net of tax	(0.8)	—	(0.7)	4.6
Foreign currency translation	77.9	(4.8)	139.3	79.3
Intercompany foreign currency loan transactions	38.3	(12.0)	49.9	89.4
Net investment hedge, net of tax	(54.8)	12.5	(79.2)	(70.7)
Total comprehensive income	$85.3	$17.1	$307.3	$201.1

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of September 30, 2007. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at September 30, 2007 to be reclassified into earnings during the subsequent twelve months.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €680.9 million or $971.4 million based on the Friday, September 28, 2007 exchange rate of €1.00 = $1.4267).  As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of September 30, 2007. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at September 30, 2007 to be reclassified into earnings during the subsequent twelve months.

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

The Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date it first filed its registration statement with the Securities and Exchange Commission (“SEC”). The compensation cost for stock options and restricted stock units recorded under the Plan caused income from continuing operations before taxes and minority interest to decrease by $1.5 million and less than $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and to decrease by $2.2 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.

As discussed in Note 11, “Stock-Based Compensation,” the Company granted additional stock options and performance restricted stock units in the second quarter of 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The performance restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of September 30, 2007 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets.

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

In July 2006, FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  See Note 10, “Income Taxes,” for further details on the impact of adopting FIN 48.

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

2.        ACQUISITIONS:

On August 31, 2007, the Company completed the acquisition of the global color pigments business of Elementis plc for a purchase price of approximately $140 million. This acquisition includes facilities in North America, Europe and China and will be integrated into the Color Pigments and Services business, which is part of the Performance Additives segment. The financial position of the business acquired is included in the condensed consolidated balance sheet as of September 30, 2007. The results of operations and cash flows of the business acquired for the periods after August 31, 2007 are included for the three and nine months ended September 30, 2007. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill, estimated to be $8.7 million as of September 30, 2007. The allocation of the purchase price to the identifiable assets acquired is preliminary and is expected to be completed no later than the third quarter of 2008.  The acquisitions completed in 2007, individually and in the aggregate, are not material to the Company's operations, financial position and cash flows.

3.        DISCONTINUED OPERATIONS:

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

Operating results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Net sales	$—	$87.2	$8.9	$260.0
Cost of products sold	—	69.6	7.0	192.5
Gross profit	—	17.6	1.9	67.5
Selling, general and administrative expenses	—	11.7	1.0	42.1
(Gain) loss on sale of business/assets	—	—	(117.7)	11.9
Operating income	—	5.9	118.6	13.5
Other income (expenses):
Interest expense, net	—	(1.3)	(0.3)	(3.2)
Foreign exchange gain, net	—	—	—	0.7
Other income (expenses), net	—	(1.3)	(0.3)	(2.5)
Income before taxes and minority interest	—	4.6	118.3	11.0
Income tax provision (benefit)	—	2.7	2.1	(15.5)
Net income before minority interest	—	1.9	116.2	26.5
Minority interest	—	3.4	(0.1)	(0.8)
Net income	$—	$5.3	$116.1	$25.7

The Company received net cash proceeds of $421.1 million in 2007 from the sale of Groupe Novasep. These proceeds were reported as net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2007 in the Company’s Condensed Consolidated Statements of Cash Flows. The net gain on the sale recorded in the first quarter of 2007 was $115.7 million (net of $2.0 million of German taxes).

In connection with the sale of Rohner AG, a subsidiary in the Company’s former Groupe Novasep segment, the Company recorded a pre-tax loss of $12.1 million in the first quarter of 2006, representing consideration given less the remaining net liabilities of Rohner, which were transferred to the purchaser.

In connection with the downsizing of Rohner AG, the Company had recorded a minority interest charge of $13.9 million for the year ended December 31, 2005 related to a guarantee of up to €55.0 million made by one of the Company’s wholly-owned subsidiaries that was the 78.6% owner of Groupe Novasep SAS of loans made by a Groupe Novasep SAS subsidiary to Rohner. At the time of the guarantee in May 2005, the Company concluded the likelihood of having to fulfill this guarantee obligation was remote based on the limited term of the guarantee, the fact that the Company indirectly controlled the subsidiary receiving the guarantee and the expectation of continuing operations at Rohner. However, in connection with the preparation of the Company’s 2005 financial statements, the Company concluded that it was probable that it would have to fulfill this guarantee obligation. Accordingly, the Company recorded the minority interest charge, based on the 21.4% minority interest in Groupe Novasep SAS not held by the Company. In October 2006, this guarantee obligation was settled for €35.0 million. As a result, minority interest income of approximately $3.3 million ($5.5 million before taxes) was recorded in the third quarter of 2006 as the final negotiated guarantee settlement was less than the amount that was originally contractually agreed upon.

4.        VIANCE, LLC JOINT VENTURE:

On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. Viance is jointly-owned by CSI and Rohm and Haas and was formed through the contribution by CSI and its related subsidiaries of their wood protection chemicals business and the contribution by Rohm and Haas of its wood biocides business and net cash of $73.0 million. The assets contributed by Rohm and Haas were recorded at fair values whereas the assets contributed by CSI were recorded at book value. In accordance with the consolidation principles of FIN 46 (R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.

At September 30, 2007, the joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the

Company. The minority interest in the consolidated subsidiary reflected in the Company's condensed consolidated balance sheets reflects Rohm and Haas' share of the net assets of the joint venture. All intercompany accounts, balances and transactions have been eliminated.

5.        SEGMENT INFORMATION:

Rockwood currently operates in six reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, the Company’s Chief Executive Officer. The six segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of color pigments and services, timber treatment chemicals (including Viance, LLC), clay-based additives and water treatment chemicals business lines; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Specialty Compounds; and (6) Electronics, which consists of electronic chemicals and photomasks business lines, although the Company will no longer operate its Electronics segment upon the closing of the sale of this segment, which is expected to occur in the fourth quarter of 2007, subject to regulatory approval.

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

Summarized financial information for each of the reportable segments is provided in the following table:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Corporate	Consolidated (a)
Three months ended September 30, 2007
Net sales	$261.4	$210.4	$122.8	$111.7	$69.8	$53.5	$—	$829.6
Total Adjusted EBITDA	58.2	40.9	23.9	30.7	7.8	9.7	(13.9)	157.3
Three months ended September 30, 2006
Net sales	$225.5	$192.4	$111.2	$95.6	$62.1	$53.0	$—	$739.8
Total Adjusted EBITDA	49.0	31.3	23.2	25.8	8.2	9.6	(13.4)	133.7
Nine months ended September 30, 2007
Net sales	$800.2	$611.4	$362.2	$335.8	$210.2	$156.6	$—	$2,476.4
Total Adjusted EBITDA	192.8	119.0	67.3	92.2	25.4	27.8	(42.0)	482.5
Nine months ended September 30, 2006
Net sales	$685.6	$587.7	$330.4	$286.3	$191.4	$154.0	$—	$2,235.4
Total Adjusted EBITDA	151.1	107.4	65.9	75.0	24.1	27.9	(38.5)	412.9

	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Corporate (b)	Eliminations (c)	Consolidated (d)
Identifiable assets as of:
September 30, 2007	$1,788.3	$1,400.9	$767.2	$839.2	$290.2	$288.7	$189.1	$(179.9)	$5,383.7
December 31, 2006	1,624.8	1,041.8	738.2	749.5	272.2	306.3	133.0	(136.6)	4,729.2

(a)   This amount does not include $13.9 million for the three months ended September 30, 2006 and $1.8 million and $49.6 million for the nine months ended September 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

(b)   This amount includes $44.6 million and $41.0 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at September 30, 2007 and December 31, 2006, respectively.

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

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indentures governing the 2011 Notes (which was terminated when the 2011 Notes were redeemed in May 2007) and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. See Note 9, “Long-term Debt,” for information regarding the redemption of the 2011 Notes.

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

The following table presents a reconciliation of income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Corporate	Consolidated
Three months ended September 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$34.9	$15.5	$4.9	$11.4	$3.0	$6.4	$(30.7)	$45.4
Interest expense (a)	11.5	7.5	8.0	8.6	2.3	(0.9)	20.0	57.0
Interest income	(1.2)	(0.1)	0.1	(0.1)	(0.3)	(0.4)	0.1	(1.9)
Depreciation and amortization	13.5	14.1	10.8	10.1	2.9	4.1	1.4	56.9
Restructuring charges, net	1.4	0.7	—	0.7	—	—	0.1	2.9
CCA litigation defense costs	—	0.1	—	—	—	—	—	0.1
Systems/organization establishment expenses	—	0.4	—	0.3	(0.1)	—	—	0.6
Cancelled acquisition and disposal costs	(0.1)	—	0.4	—	—	0.3	1.7	2.3
Inventory write-up reversal	0.1	2.6	—	—	—	—	—	2.7
(Gain) loss on sale of assets	(0.4)	0.2	0.1	—	—	—	—	(0.1)
Foreign exchange (gain) loss, net	(0.6)	(0.2)	(0.4)	(0.3)	—	0.2	(6.3)	(7.6)
Other	(0.9)	0.1	—	—	—	—	(0.2)	(1.0)
Total Adjusted EBITDA	$58.2	$40.9	$23.9	$30.7	$7.8	$9.7	$(13.9)	$157.3
Three months ended September 30, 2006
Income (loss) from continuing operations before taxes and minority interest	$26.6	$14.4	$6.5	$8.9	$(1.1)	$6.1	$(35.6)	$25.8
Interest expense (a)	12.1	3.6	7.4	7.8	7.2	0.7	21.8	60.6
Interest income	(2.4)	0.1	(0.1)	—	(0.1)	(0.6)	2.0	(1.1)
Depreciation and amortization	11.7	11.8	9.5	8.3	1.9	3.7	1.0	47.9
Restructuring charges, net	0.6	0.3	—	0.6	—	0.2	—	1.7
CCA litigation defense costs	—	0.3	—	—	—	—	—	0.3
Systems/organization establishment expenses	(0.2)	0.6	—	0.4	0.3	—	2.1	3.2
Cancelled acquisition and disposal costs	0.1	—	—	—	—	—	0.3	0.4
Loss (gain) on sale of assets	0.3	0.1	—	(0.1)	—	—	(0.3)	—
Foreign exchange loss (gain), net	0.2	—	—	—	—	(0.5)	(4.5)	(4.8)
Other	—	0.1	(0.1)	(0.1)	—	—	(0.2)	(0.3)
Total Adjusted EBITDA (b)	$49.0	$31.3	$23.2	$25.8	$8.2	$9.6	$(13.4)	$133.7
Nine months ended September 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$125.6	$59.3	$11.0	$35.3	$9.0	$18.0	$(108.2)	$150.0
Interest expense (a)	30.5	13.7	23.9	25.2	7.0	(0.8)	59.2	158.7
Interest income	(2.9)	(0.6)	—	(0.1)	(0.5)	(1.1)	(5.8)	(11.0)
Depreciation and amortization	39.9	39.6	31.6	29.8	8.4	12.1	3.9	165.3
Restructuring charges, net	1.9	1.0	—	1.4	—	3.7	0.9	8.9
CCA litigation defense costs	—	0.4	—	—	—	—	—	0.4
Systems/organization establishment expenses	(0.4)	0.9	—	0.9	0.4	—	—	1.8
Cancelled acquisition and disposal costs	—	—	1.1	—	—	0.3	1.7	3.1
Inventory write-up reversal	0.1	2.6	—	0.1	—	—	—	2.8
Refinancing expenses	—	—	—	—	—	—	0.9	0.9
Loss on early extinguishment of debt	—	1.9	—	—	1.1	0.3	16.1	19.4
(Gain) loss on sale of assets	(0.4)	0.3	0.1	—	—	(4.7)	(0.6)	(5.3)
Foreign exchange gain, net	(0.3)	(0.2)	(0.4)	(0.4)	—	—	(10.0)	(11.3)
Other	(1.2)	0.1	—	—	—	—	(0.1)	(1.2)
Total Adjusted EBITDA (b)	$192.8	$119.0	$67.3	$92.2	$25.4	$27.8	$(42.0)	$482.5
Nine months ended September 30, 2006
Income (loss) from continuing operations before taxes and minority interest	$81.8	$60.2	$18.3	$25.3	$10.6	$13.8	$(87.2)	$122.8
Interest expense (a)	37.7	11.2	21.7	23.4	7.2	2.6	44.3	148.1
Interest income	(5.6)	0.1	(0.2)	(0.1)	(0.2)	(1.7)	4.1	(3.6)
Depreciation and amortization	34.8	32.1	27.8	24.7	6.2	12.3	3.0	140.9
Restructuring charges, net	1.1	1.1	—	0.6	—	1.1	—	3.9
CCA litigation defense costs	—	0.8	—	—	—	—	—	0.8
Systems/organization establishment expenses	(0.1)	1.0	—	0.7	0.3	—	5.4	7.3
Cancelled acquisition and disposal costs	1.0	—	—	—	—	—	0.3	1.3
Inventory write-up reversal	—	0.8	—	0.1	—	—	—	0.9
Loss (gain) on sale of assets	0.3	—	—	—	—	—	(0.7)	(0.4)
Foreign exchange loss (gain), net	0.4	0.1	—	—	—	(0.2)	(7.3)	(7.0)
Other	(0.3)	—	(1.7)	0.3	—	—	(0.4)	(2.1)
Total Adjusted EBITDA (b)	$151.1	$107.4	$65.9	$75.0	$24.1	$27.9	$(38.5)	$412.9

(a)          Includes losses of $13.4 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively, and losses of $15.4 million and gains of $6.2 million for the nine months ended September 30, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)         This amount does not include $13.9 million for the three months ended September 30, 2006 and $1.8 million and $49.6 million for the nine months ended September 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

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

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•                    Restructuring and related charges:  Restructuring charges of $2.9 million and $1.7 million were recorded in the three months ended September 30, 2007 and 2006, respectively, while $8.9 million and $3.9 million were recorded in the nine months ended September 30, 2007 and 2006, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 14, “Restructuring Liability,” for further details).

•                    Chromated copper arsenate (CCA) litigation defense costs:  Costs of $0.1 million and $0.3 million were recorded in the three months ended September 30, 2007 and 2006, respectively, while $0.4 million and $0.8 million were recorded in the nine months ended September 30, 2007 and 2006, respectively, primarily for attorney fees related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                    Systems/organization establishment expenses:  For the three and nine months ended September 30, 2007, expenses of $0.6 million and $1.8 million, respectively, were recorded. In the Performance Additives and Advanced Ceramics segments, expenses were incurred related to the integration of businesses acquired in 2007. In the Performance Additives segment, expenses were incurred primarily related to the integration of the global color pigments business of Elementis plc acquired in the third quarter of 2007. For the three and nine months ended September 30, 2006, expenses of $3.2 million and $7.3 million, respectively, were recorded related to professional fees incurred regarding systems and internal control documentation required in connection with the Company’s compliance with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system.

•                    Cancelled acquisition and disposal costs:  Costs of $2.3 million and $0.4 million were recorded for the three months ended September 30, 2007 and 2006, respectively, and $3.1 million and $1.3 million were recorded for the nine months ended September 30, 2007 and 2006, respectively, in connection with non-consummated acquisitions and dispositions.  Approximately $1.6 million of costs were incurred in 2007 related to the expected sale of the electronics businesses.

•                    Loss on early extinguishment of debt:  In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.9 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007 (see Note 9, “Long-Term Debt,” for further details).

•                    Refinancing expenses:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans (see Note 9, “Long-Term Debt,” for further details).

•                    Inventory write-up reversal:  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with acquisitions, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions.  This resulted in a consequential reduction in gross profit, including currency effects, of $2.7 million and $2.8 million, respectively, primarily related to the acquisition of the Elementis plc businesses in the third quarter of 2007 for the three and nine months ended September 30, 2007; and $0.9 million primarily related to the acquisition of the Süd-Chemie businesses in 2005 in the nine months ended September 30, 2006 as the inventory was sold in the normal course of business.

•                    Gain on sale of assets:  The Company recorded gains related to the sale of assets of $0.1 million for the three months ended September 30, 2007 and $5.3 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.  The gain recorded in the nine months ended September 30, 2007 primarily relates to the sale of the U.S. Wafer Reclaim business in the Electronics segment.

•                    Foreign exchange gain (loss), net:  During the periods presented, the Company recorded foreign exchange gains and (losses) related to our long-term debt and other non-operating transactions. These amounts primarily reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound. For the three months ended September 30, 2007 and 2006, gains of $7.6 million and $4.8 million, respectively, were recorded. For the nine months ended September 30, 2007 and 2006, gains of $11.3 million and $7.0 million, respectively, were recorded.

•                    Other:  In the three and nine months ended September 30, 2007, the Company recorded income of $1.0 million and $1.2 million, respectively, primarily related to the reversal of a pension reserve in the Specialty Chemicals segment due to the expiration of the period for which certain claims could be made. In the nine months ended September 30, 2006, the Company recorded $1.6 million of income related to the correction of an immaterial error reported in the first quarter of 2006 related to a previously unrecorded asset in the Titanium Dioxide Pigments segment.

6.        INVENTORIES:

Inventories are comprised of the following:

($ in millions)	September 30, 2007	December 31, 2006
Raw materials	$161.1	$160.1
Work-in-process	60.2	53.3
Finished goods	283.1	226.4
Packaging materials	7.2	5.6
	$511.6	$445.4

The increase since December 31, 2006 is primarily related to inventory acquired from Elementis plc in August 2007 and the impact of currency changes.

7.        GOODWILL:

Below are goodwill balances and activity by segment:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Electronics	Total
Balance, December 31, 2006	$597.6	$480.8	$172.6	$223.2	$118.5	$125.0	$1,717.7
Acquisitions	1.2	8.7	—	14.4	—	—	24.3
FIN 48 tax adjustments (a)	(6.1)	—	(1.6)	(2.2)	—	—	(9.9)
Other tax adjustments	(4.5)	—	—	—	(1.5)	—	(6.0)
Foreign exchange and other (b)	46.4	12.7	13.8	19.5	5.8	2.0	100.2
Balance, September 30, 2007	$634.6	$502.2	$184.8	$254.9	$122.8	$127.0	$1,826.3

(a)                See Note 10, “Income Taxes,” for details regarding the adoption of FIN 48.

(b)               Consists primarily of foreign currency changes. In the Performance Additives segment, the amount includes goodwill of $1.4 million related to the Viance, LLC joint venture formed in January 2007.

8.        OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of September 30, 2007			As of December 31, 2006
($ in millions)	Gross Carrying Amount (a)	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$393.3	$(108.2)	$285.1	$311.1	$(82.0)	$229.1
Trade names and trademarks	143.3	(21.0)	122.3	132.7	(15.2)	117.5
Customer relationships	264.3	(51.4)	212.9	191.3	(32.6)	158.7
Supply agreements	28.9	(2.3)	26.6	6.5	(0.6)	5.9
Other	49.5	(24.2)	25.3	46.4	(18.0)	28.4
Total	$879.3	$(207.1)	$672.2	$688.0	$(148.4)	$539.6

(a)                The increase since December 31, 2006 is primarily related to other intangible assets acquired in the Viance joint venture completed in January 2007, other intangible assets acquired from Elementis plc in August 2007 and the impact of currency changes.

Amortization of other intangible assets was $16.6 million and $14.7 million for the three months ended September 30, 2007 and 2006, respectively and $48.0 million and $38.9 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated aggregate amortization expense for each of the five succeeding years is as follows:

($ in millions)	Amortization
Year ended	Expense
2007	$65.5
2008	63.7
2009	58.5
2010	57.0
2011	55.5

9.        LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

($ , € and £ in millions)	September 30, 2007	December 31, 2006
Senior secured credit facilities:
Tranche A-1 term loans (€29.3 and €35.2, respectively)	$41.9	$46.5
Tranche A-2 term loans (€127.8 and €153.4, respectively)	182.3	202.4
Tranche E term loans	1,116.3	1,127.8
Tranche F term loans (€270.7 as of December 31, 2006) (refinanced March 23, 2007)	—	357.3
Tranche G term loans (€267.9 as of September 30, 2007)	382.3	—
Revolving short-term loans	—	37.0
2011 Notes (repaid May 15, 2007)	—	273.4
2014 Notes (€375.0 and $200.0 as of September 30, 2007 and December 31, 2006)	735.0	695.0
Other term loan facilities	24.4	12.9
Capitalized lease obligations (€33.8 and €35.3, respectively)	48.2	46.6
Preferred stock of subsidiary (£12.0 as of September 30, 2007 and December 31, 2006)	24.6	23.5
Other (€12.4 as of December 31, 2006)	—	16.3
	2,555.0	2,838.7
Less current maturities	(107.3)	(117.8)
	$2,447.7	$2,720.9

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

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2007, the Company had approximately $59.6 million of letters of credit and other bank guarantees, of which $6.1 million will expire in less than one year, $6.9 million will expire in 2-3 years, $12.2 million will expire in 4-5 years and $34.4 million will expire after five years. This amount includes outstanding letters of credit of $28.0 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

10.      INCOME TAXES:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the first nine months of 2007 and 2006 was 41.3% and 40.7%, respectively. The 2007 effective tax rate is primarily a function of the impact of the valuation allowance on domestic earnings and foreign rate differentials. During the first nine months of 2007, a tax provision of $61.9 million was recorded related to pre-tax book income of $150.0 million. The Company recorded an income tax provision of $50.0 million in the first nine months of 2006 on a pre-tax book income of $122.8 million.

In the nine months ended September 30, 2007, the Company increased its worldwide valuation allowances by $34.2 million related to U.S. net deferred tax assets. The change in the valuation allowance for the first nine months of 2007 impacted the total income tax provision by $7.2 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses(“NOLs”) and other deferred income tax assets:

($ in millions)	Valuation Allowance
Balance as of December 31, 2006	$100.1
Increase as reflected in income tax expense	7.2
Decrease due to reversal of net operating loss	(1.0)
Increase as reflected in other comprehensive income	27.7
Other	0.3
Balance as of September 30, 2007	$134.3

In the first nine months of 2007, based on the Company’s policy and steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance that has been recorded. It is the Company’s policy that the valuation allowance is reversed in the period management determines it is more likely than not that the deferred tax assets, or a portion thereof, will be realized.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $44.1 million. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. Previously, accrued income tax liabilities were classified as current liabilities. As of September 30, 2007, the total amount of unrecognized tax benefits was $45.5 million. As a result of the initial implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

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

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $2.4 million for interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties by $0.9 million. For the three and nine months ended September 30, 2007, the accrual for interest and penalties was increased by $0.2 million. As of September 30, 2007, the Company had accrued a total of $3.5 million.

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

In the second quarter of 2007, the Company reclassified noncurrent deferred tax assets in certain jurisdictions previously netted in noncurrent deferred tax liabilities and reclassified current deferred tax liabilities in certain jurisdictions previously netted in current deferred tax assets. As of September 30, 2007, the noncurrent deferred tax reclassification relates to deferred tax assets in the U.K. of $21.8 million and the current deferred tax reclassifications relate to deferred tax liabilities in Germany and Italy aggregating $4.6 million. As of December 31, 2006, noncurrent deferred tax assets in certain jurisdictions of $20.9 million were incorrectly netted with noncurrent liabilities and current deferred tax liabilities in certain jurisdictions of $3.4 million were incorrectly netted with current deferred tax assets.  The effect of this to the Company’s Condensed Consolidated Balance Sheets as of December 31, 2006 was not material.

Tax law changes were enacted in Germany and the U.K. in the third quarter of 2007. The change in law and tax rates had an impact on the existing deferred tax assets and liabilities recorded in those jurisdictions. The impact of the change in the law and tax rates was recorded as a discrete tax benefit in the income tax provision for the three and nine months ended September 30, 2007. If the tax law changes had not occurred, the effective tax rate would have been 42.8% and 42.3% for the three and nine months ended September 30, 2007.

11.      STOCK-BASED COMPENSATION:

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

Restricted Stock—The Company may grant restricted stock with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. In the second quarter of 2007, the Company granted 225,208 performance restricted stock units to management and key employees. These performance restricted stock units will vest on December 31, 2009 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets as approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the Company’s achievement of specified performance criteria. Certain employees have “company-wide performance targets,” for which vesting is  based on the achievement of specified annualized Adjusted EBITDA and earnings per share growth levels, while others have “divisional performance targets” for which vesting is based on a particular division’s achievement of annualized Adjusted EBITDA growth. The Company granted a “target amount” of performance restricted stock units, whereby if the specified performance target is met, such shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of vesting from 0% to 200% of the share targeted units granted based upon performance versus the target. The compensation cost related to restricted stock units of the Company caused net income and income from continuing operations before taxes and minority interest to decrease by $0.8 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. The weighted average grant date fair value of the restricted shares granted in the second quarter of 2007 was $31.94 per stock unit. As of September 30, 2007, there was $6.4 million of unrecognized compensation cost related to restricted stock units determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Purchase—Eligible employees and directors can purchase shares of the Company’s common stock at prices as determined by its board of directors.

Board of Directors Stock Options—Stock options granted to directors under this Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant.  Upon joining the Company, the Company granted each of its independent directors stock options, which have a life of ten years from the date of grant and vest in three equal annual installments on each of the first three anniversaries of the grant date. In the second quarter of 2007, the Company granted 7,878 stock options to a new director under this Plan.

Stock Options—Stock options granted to employees under the Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. The Company has granted two types of options under the Plan—time and performance options.

•                  Time-Based Stock Options - Time options granted prior to 2004 have a life of ten years from the date of grant and vest as follows: 10% in year one, 10% in year two, 25% in year three, 25% in year four and 30% in year five. Time options granted in 2004 have a life of ten years from the date of grant and vest in installments of 20% on each of the first five anniversaries of the grant date. Time options granted in 2007 have a life of seven years and vest in three annual installments on each of the first three anniversaries of December 31, 2006. In the second quarter of 2007, the Company granted 515,819 time-based stock options to management and key employees under the Plan.

•                  Performance-Based Stock Options - Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated.  Certain option holders have “company-wide performance targets,” for which targets are based on the achievement by the Company of certain implied equity values. Other option holders have “divisional performance targets,” for which targets are based on a particular division’s achievement of annual or cumulative Adjusted EBITDA.

The compensation cost related to stock options of the Company caused income from continuing operations before taxes and minority interest to decrease by $0.7 million and less than $0.1 million in the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007, a tax benefit of $0.2 million was recorded. The compensation cost related to stock options of the Company caused income from continuing operations before taxes and minority interest to decrease by $1.1 million and $0.1 million in the nine months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, a tax benefit of $0.3 million was recorded. As noted in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company is recording compensation cost for the unvested portion of awards issued after February 2005, which is the date the Company first filed a registration statement with the SEC.

The fair value of stock options granted in the three and nine months ended September 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected term (in years)	N/A	7.2	4.5	6.8
Expected volatility	N/A	35%	30%	35%
Risk-free rate	N/A	4.8%	4.7%	4.8%
Expected dividends	N/A	N/A	N/A	N/A

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

As of September 30, 2007, there was $4.5 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.3 years. As of September 30, 2007 and December 31, 2006, the number of nonvested stock options determined in accordance with SFAS No. 123R was 558,017 and 47,814, respectively, and the weighted-average grant date fair value of nonvested stock options was $10.56 and $8.88, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $0.8 million. Cash received from option exercises during the nine months ended September 30, 2007 was $0.6 million. The total fair value of shares vested during the three and nine months ended September 30, 2007 was $0.1 million and $0.2 million, respectively.

A summary of the status of the Company’s options granted pursuant to the Plan at September 30, 2007 and changes during the period ended on that date is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	('000)		(years)	($ in millions)
Outstanding at December 31, 2006	3,838	$14.69
Granted	524	31.94
Exercised	(43)	14.61
Forfeited	(30)	14.61
Outstanding at September 30, 2007	4,289	$16.79	5.61	$81.6

Options vested at September 30, 2007 and expected to vest in the future	4,108	$16.78	5.59	$78.3

Options vested at September 30, 2007	2,049	$14.66	5.03	$43.4

Weighted-average fair value of options granted during the year	$10.67

12.      EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) :

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Service cost	$2.1	$2.3	$6.4	$6.8
Interest cost	6.2	5.5	18.3	16.2
Expected return on assets	(2.5)	(2.0)	(7.3)	(5.9)
Net amortization of actuarial losses	0.2	0.6	0.5	1.8
Net periodic benefit cost	6.0	6.4	17.9	18.9
Impact of curtailment/settlement	—	0.5	—	0.5
Total pension cost	$6.0	$6.9	$17.9	$19.4

13.     EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts; shares in thousands)	2007	2006	2007	2006
EPS Numerator - Basic:
Net income from continuing operations applicable to common shareholders	$24.7	$16.1	$81.9	$72.8
Income from discontinued operations, net of tax	—	1.9	0.5	26.5
Gain on sale of discontinued operations, net of tax	—	—	115.7	—
Minority interest in discontinued operations, net of tax	—	3.4	(0.1)	(0.8)
Net income applicable to common shareholders	$24.7	$21.4	$198.0	$98.5

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,820	73,782	73,801	73,781

Basic earnings per common share:
Earnings from continuing operations	$0.33	$0.22	$1.11	$0.99
Earnings from discontinued operations, net of tax	—	0.07	1.57	0.35
Basic earnings per common share	$0.33	$0.29	$2.68	$1.34

EPS Numerator - Diluted:
Net income from continuing operations	$24.7	$16.1	$81.9	$72.8
Income from discontinued operations, net of tax	—	1.9	0.5	26.5
Gain on sale of discontinued operations, net of tax	—	—	115.7	—
Minority interest in discontinued operations, net of tax	—	3.4	(0.1)	(0.8)
Net income applicable to common shareholders	$24.7	$21.4	$198.0	$98.5

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	73,820	73,782	73,801	73,781
Effect of dilutive stock options and other incentives	2,563	1,133	2,354	1,220
Weighted average number of common shares outstanding and common stock equivalents	76,383	74,915	76,155	75,001

Diluted earnings per common share:
Earnings from continuing operations	$0.32	$0.21	$1.08	$0.97
Earnings from discontinued operations, net of tax	—	0.08	1.52	0.34
Diluted earnings per common share	$0.32	$0.29	$2.60	$1.31

Stock options under employee compensation plans representing equivalents of 523,697 shares of common stock were outstanding during the three and nine months ended September 30, 2007, and 10,557 shares of common stock were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

14.     RESTRUCTURING LIABILITY:

The Company recorded restructuring charges of $2.9 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively and $8.9 million and $3.9 million of restructuring charges for the nine months ended September 30, 2007 and 2006, respectively.  The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the nine months ended September 30, 2007, the Company expensed $8.9 million of restructuring charges. In the Electronics segment, facility closure and severance costs of $3.7 million were recorded related to the restructuring of the Wafer Reclaim business.  In addition, $1.9 million was recorded in the Specialty Chemicals segment, $1.4 million was recorded in the Advanced Ceramics segment, $1.0 million was recorded in the Performance Additives segment and $0.9 million was recorded in Corporate for miscellaneous headcount reductions and facility closures.

During the nine months ended September 30, 2006, the Company expensed $3.9 million of restructuring charges for miscellaneous restructuring actions, including $1.1 million for the announced restructuring of the Wafer Reclaim business in the Electronics segment. The Company recorded severance and related costs for employees in connection with the closure of two Wafer Reclaim facilities (one each in the U.K. and U.S.). The Wafer Reclaim operating facility in the U.K. was closed in January 2006 and one of the facilities in the U.S. was closed in March 2006. In addition, $1.1 million was recorded in the Specialty Chemicals segment and $0.6 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions. In the Performance Additives segment, $1.1 million was recorded for miscellaneous headcount reductions and the announced closure of the Baulking, United Kingdom facility for the Clay-based Additives business.

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

Selected information for the 2007 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2007
Liability balance, December 31, 2006	$—	$—	$—	$—
Acquisitions (a)	3.3	—	—	3.3
Restructuring charge in 2007	3.2	1.3	0.2	4.7
Utilized	(1.6)	(1.2)	(0.2)	(3.0)
Liability balance, September 30, 2007	$4.9	$0.1	$—	$5.0

(a)

Relates to the acquisition of the global color pigments business of Elementis plc. The amount is preliminary as of September 30, 2007 and is expected to be finalized no later than the third quarter of 2008. See Note 2, “Acquisitions,” for further details.

Except for the actions relating to the color pigments acquisition noted above which are expected to be completed during 2008 and 2009, all other actions are expected to be completed by the end of 2007.

Selected information for the 2006 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2006
Liability balance, December 31, 2006	$4.4	$0.7	$0.7	$5.8
Restructuring charge in 2007	1.1	3.1	—	4.2
Utilized	(2.2)	(1.0)	—	(3.2)
Foreign exchange and other	0.2	0.2	—	0.4
Liability balance, September 30, 2007	$3.5	$3.0	$0.7	$7.2

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

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2005
Liability balance, December 31, 2006	$0.2	$0.5	$0.7
Utilized	—	(0.2)	(0.2)
Foreign exchange and other	—	(0.1)	(0.1)
Liability balance, September 30, 2007	$0.2	$0.2	$0.4

These actions are expected to be completed by the end of 2007.

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, December 31, 2006	$1.6	$0.1	$0.3	$2.0
Utilized	(0.9)	(0.1)	—	(1.0)
Foreign exchange and other	0.1	—	0.1	0.2
Liability balance, September 30, 2007	$0.8	$—	$0.4	$1.2

These actions are expected to be substantially completed by the end of 2007.

Restructuring reserves by segment are as follows:

	September 30,	December 31,
($ in millions)	2007	2006
Specialty Chemicals	$2.3	$1.9
Performance Additives	4.2	0.6
Advanced Ceramics	0.5	0.7
Specialty Compounds	3.6	4.9
Electronics	2.7	0.1
Corporate	0.5	0.3
	$13.8	$8.5

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court has dismissed Hospira’s negligence and estoppel claims, but denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims, which is currently pending before the court. The Company will continue to vigorously defend this matter. While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company, except as discussed above. Reserves in connection with such product liability matters do not individually exceed $3.0 million and in the aggregate $5.5 million.

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

Safety, Health and Environmental Management Systems

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

On June 1, 2007 the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances must be registered by December 31, 2008. Currently, REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance which it believes to be approximately $3.0 million per year over the next eleven years, although the Company may incur additional costs depending on the safety assessments required. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

Environmental contamination is known to exist at certain of the Company’s present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhausen, Troisdorf, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Louisville, Kentucky, New Johnsonville, Tennessee, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada, Easton, Pennsylvania, Middletown, New York and La Mirada, California. Soil contamination is also known to exist at the Company’s facilities at Freeport, Texas, Sudbury, U.K., Sens, France, Dueneberg, Germany and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport, Dueneberg and Sens. The Company is currently operating groundwater remediation systems at its Hainhausen, Stadeln, Oss, Valdosta, and Silver Peak facilities. The Company also operates groundwater remediation and/or monitoring systems at its Plochingen, Marktredwitz, Stadeln, Troisdorf, New Johnsonville and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company also continues to monitor groundwater at the Beltsville and St. Cheron facilities, which were previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond, Easton and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the

Harrisburg facility. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin, Louisville and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; a former disposal site in Laurel, Maryland; contamination at a closed Specialty Chemicals facility in Houston, Texas; groundwater contamination at a formerly owned manufacturing facility in Middletown, New York; contamination at a former Specialty Chemicals facility in Sunbright, Virginia; groundwater remediation at Stadeln; and former sites operated by Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

Likewise, pursuant to the stock purchase agreement entered into in connection with the sale of our electronics business upon the closing of the transaction, the Company agreed to indemnify the buyer for certain known and unknown environmental actions which may arise in the future related to periods prior to the closing of the sale. The obligation to indemnify the buyer for environmental liabilities arising at the electronics business’ current sites expires five years after the closing, while the obligation to indemnify for off-site matters survives for a period of seven years following the closing. The Company also agreed to indemnify the buyer for any environmental actions at sites formerly owned or operated by the business resulting from the business’ prior activities. All indemnification obligations remain subject to the close of the transaction, which, subject to regulatory approval, is expected in the fourth quarter of 2007.

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

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004, GEA Group and its subsidiary, GEA North America, are required to indemnify the Company and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years from closing (which occurred on July 31, 2004). In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($142,670 and $1,070,025 using the Friday, September 28, 2007 exchange rate of €1.00 = $1.4267) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years from closing. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $39.7 million and $34.9 million for known environmental liabilities as of September 30, 2007 and December 31, 2006, respectively, all of which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets for such periods. The increase in the environmental reserve as of September 30, 2007 is primarily due to environmental liabilities assumed in the acquisition of the global color pigments business of Elementis plc completed in the third quarter of 2007. The environmental liabilities assumed are subject to change upon the finalization of purchase accounting. Included in the $39.7 million as of September 30, 2007 is €6.8 million ($9.7 million using the Friday, September 28, 2007 exchange rate of €1.00 = $1.4267) that is discounted using a 5.0% discount rate (undiscounted amount equals $14.7 million), and €2.1 million ($3.0 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $4.0 million). Included in the $34.9 million as of December 31, 2006 is €6.7 million ($8.8 million using the December 31, 2006 exchange rate of €1.00 = $1.3199) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.8 million), and €1.9 million ($2.5 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.2 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At September 30, 2007, the Company estimates that the potential range for such environmental matters is from $39.7 million to $53.0 million. In the nine months ended September 30, 2007, excluding the acquisition of the global color pigments business of Elementis plc, the Company recorded charges of $0.2 million to increase its environmental liabilities and made payments of $1.3 million for clean-up and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2007, the recurring cost of managing hazardous substances for our ongoing operations is $37.9 million. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range identified above.

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

16.     SUBSEQUENT EVENT:

On October 7, 2007, Rockwood Specialties Group, Inc. entered into a definitive agreement to sell its electronics businesses, excluding its business entity in France and its wafer reclaim business for approximately $265 million, subject to customary adjustments. The Company’s French electronics business is subject to a put option at the discretion of Rockwood for an additional purchase price of $50 million, for combined consideration of approximately $315 million. The Company’s electronics business includes its ultra-pure chemicals business, printed circuit board business and its photomasks business. In 2006, the businesses to be sold had sales of $187 million and generated Adjusted EBITDA of $35.4 million. The sale of these businesses was not deemed to be probable as of September 30, 2007 and as such has not been treated as a discontinued operation for the third quarter of 2007. Beginning in the fourth quarter of 2007, the electronics businesses to be sold will be presented as discontinued operations. Prior period financial statements will be reclassified when presented. The closing of this transaction is expected to occur in the fourth quarter of 2007, subject to regulatory approval. Further details of this transaction are included in a Form 8-K filed by the Company on October 11, 2007.

As of September 30, 2007, assets and liabilities of the electronics business to be sold are summarized as follows:

($ in millions)
ASSETS
Current assets	$67.1
Property, plant and equipment, net	69.4
Goodwill	127.0
Other assets	(2.2)
Total assets	$261.3
LIABILITIES
Current liabilities	$29.8
Noncurrent liabilities	4.7
Total liabilities	$34.5

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

On January 9, 2007, we completed the sale of our Groupe Novasep segment. As a result, our condensed consolidated financial statements have been reclassified to reflect the Groupe Novasep segment as a discontinued operation for all periods presented. See Note 3, “Discontinued Operations,” for further details.

General

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We currently operate through six business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Specialty Compounds; and (6) Electronics, although we will no longer operate our Electronics segment upon the closing of the sale of this segment. Of these six segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments and

Advanced Ceramics in the Dynamit Nobel Acquisition.

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

•                  We acquired the global color pigments business of Elementis plc in August 2007 which will be integrated into our Color Pigments and Service business within our Performance Additives segment;

•                    We completed the sale of our Groupe Novasep subsidiary in January 2007 and our United States Wafer Reclaim business in February 2007; and

•                    Our subsidiary entered into a definitive agreement to sell its Electronics businesses, excluding its French electronics business and wafer reclaim business, in October 2007. The French electronics business is subject to a put option exercisable by us. See Note 16, “Subsequent Event,” for further details.

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

Specialty Chemicals

•                    Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Growth in the Surface Treatment business occurred in 2006 and continued in the first nine months of 2007 in most markets and regions served, especially in the European automotive, general industrial and aerospace industries, as price and volume increases more than offset raw material cost increases. We expect the Surface Treatment business to continue to grow in the remainder of 2007 in all markets as price and volume increases are expected to offset raw material cost increases and higher personnel costs to support the continuing growth of the business.

•                    Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2006 and continued in the first nine months of 2007 in most market segments, especially driven by lithium salt applications through price increases and strong demand for lithium applications, particularly sales of lithium specialty products to the pharmaceutical industry and lithium compounds. Growth in the Fine Chemicals business is expected in all market segments in the remainder of 2007, particularly driven by price increases and higher demand for lithium salt applications and lithium specialties.

Performance Additives

•                    Sales in our Color Pigments and Services business in North America increased in 2006 on higher construction volumes and selling price increases, which helped to recover raw material and energy cost increases. Generally, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. However, construction sales in North America were down in the first nine months of 2007 on lower volumes due to the general slowdown in the construction market and this is expected to continue for the remainder of the year.

•                    We experienced a decrease in European construction volumes in our Color Pigments and Services business in 2006 due to lower demand. However, European construction sales in our Color Pigments and Services business increased in the first nine months of 2007 on higher volumes resulting from a stronger European economy.

•                  As discussed in Note 2, “Acquisitions,” we acquired the global color pigments business of Elementis plc in August 2007 that will be integrated into our Color Pigments and Service business within our Performance Additives segment.

•                    The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2006 and again in the first nine months of 2007 by customer losses, competitive pricing pressure and the increasing use of wood substitutes. The expiration of the ACQ patent in May 2007 could also have a negative impact on our results of operations. We expect our Timber Treatment Chemicals business to commercialize the next generation timber treatment preservatives from our joint venture with Rohm and Haas Company in 2008.

•                    For 2006, the major drivers of growth in the Clay-based Additives business, which supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets, were the acquisition of Süd-Chemie’s rheological additives and carbonless clay businesses, continued strength in oilfield sales and growth in additives for water-based coatings.  However, sales were down in the first nine months of 2007 primarily due to lower demand for coatings and inks and carbonless applications, which is expected to continue for the remainder of the year.

•                    Raw material costs have increased in general in the Performance Additives segment since 2004 and continue to trend upward. In the Color Pigments and Services and Clay-based Additives businesses, selling price increases were initiated in 2006 and continued in 2007 to partially offset the increases in raw material and energy costs, specifically quaternary amine (“quat”) for Clay-based Additives. In 2006, the Timber Treatment Chemicals business experienced record high costs for copper, a primary component in ACQ, and was unable to pass on these increased material costs to customers in 2006. However, selling price increases were implemented in 2007 to offset higher copper costs. Although selling price increases were implemented in 2007 to offset raw material cost increases, our ability to pass on additional selling price increases is uncertain in these businesses.

Titanium Dioxide Pigments

•                    Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. Throughout 2006, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. While volumes and selling prices in the fiber anatase business increased in 2006, volumes and selling prices were lower in the first nine months of 2007 and are expected to be down slightly for the remainder of 2007. Sales of titanium dioxide products in rutile grade were down slightly in 2006 as lower volumes were partially offset by higher selling prices.  Sales of titanium dioxide products in rutile grade were up in the first nine months of 2007 on increased volumes, partially offset by lower selling prices. We expect sales of these rutile grade products to continue to be up in 2007 on higher volumes. Our functional additives business increased in 2006 on higher selling prices and volumes and continued to grow this year from higher selling prices. This trend is expected to continue for the remainder of 2007.

Advanced Ceramics

•                    Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, growth of our medical device applications has increased in the first nine months of 2007 on higher volumes and is expected to continue to increase throughout the remainder of the year.

•                    Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products and mechanical systems were higher in 2006 and for the first nine months of 2007 due to volume increases. This growth is expected to continue throughout 2007 on higher volumes and increased market share. Selling prices in our electronic products business were lower in 2006, and, in the first nine months of 2007, sales were lower primarily on decreased volumes, which is expected to continue throughout the remainder of the year. Sales of our multi-functional applications were higher in the first nine months of 2007 from increased volumes and are expected to continue to increase throughout the remainder of 2007.

Specialty Compounds

•                    Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. Sales of wire and cable products were up slightly in 2006 and were higher in the first nine months of 2007 due to the acquisition of the Megolon division of Scapa Group, plc. Higher net sales volume for wire and cable products is expected to continue throughout 2007 due to the acquisition of Megolon. However, the wire and cable business has been impacted from a general downturn in the wire and cable market.

•                    Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. Our net sales in consumer/industrial thermoplastic elastomers were up in 2006 and the first nine months of 2007 and we expect continued growth in these markets for the remainder of 2007. Net sales of regulated packaging were up in 2006, but were lower in the first nine months of 2007 and are expected to be lower for the remainder of the year. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear.

•                    The price of ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, increased from 2004 through 2006. As a result, selling price increases were successfully initiated in 2005 and 2006 to help offset the raw materials price increase. However, raw material prices were lower in the first nine months of 2007 and are not expected to be as volatile for the remainder of the year.

Electronics

•                    Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2006 and in the first nine months of 2007 due to demand for consumer electronics, including cell phones and PC’s. Likewise, the printed circuit board industry in the United States and Europe improved in 2006, while the market in Asia experienced significant growth during this period. Volumes in our electronic chemicals business increased in 2006 and the first nine months of 2007, particularly in Asia, which provides nearly half of the global market.

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

•                    We expect overall demand in our Electronics segment to be relatively flat for the remainder of 2007.

•                  As discussed in Note 16, “Subsequent Event,” our subsidiary entered into a definitive agreement to sell its electronics business, excluding its French electronics business and its wafer reclaim business in October 2007. The French electronics business is subject to a put option exercisable by us. This transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2007.

Global Exposure

We operate a geographically diverse business. Of our 2006 net sales, 49% were shipments to Europe, 34% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 5, “Segment Information” in our 2006 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and nine month period ended September 30, 2007 , the average exchange rate of the euro against the U.S. dollar was higher compared to the same periods in 2006. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 53% of our cost of products sold for 2006. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2006. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In particular, higher prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment had a negative impact on results in 2006 and the first nine months of 2007. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2006, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices were volatile and continued to increase in North America in 2006, but were relatively stable in the first nine months of 2007. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2006 and in the first nine months of 2007.

Income Taxes

The effective tax rate for the third quarter of 2007 was 39.4% which is primarily a function of the valuation allowance related to domestic earnings and foreign rate differentials and their impact on the effective rate. In the third quarter of 2007, the worldwide valuation allowance increased by $17.9 million. The increase in the valuation allowance was primarily due to a decrease of $1.3 million in deferred tax assets associated with the Company’s domestic losses and $19.2 million in other comprehensive income. Of the $1.3 million decrease in the valuation allowance for the third quarter of 2007, $0.3 million impacted the effective tax rate and $1.0 million was offset by reversing NOLs. The effective income tax rate for the third quarter of 2007 also included a benefit due to the tax law and tax rate changes in Germany and the U.K.

Acquisitions

During the periods presented, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 2, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 5, “Segment Information,” for a discussion of special charges and credits recorded in the three and nine months ended September 30, 2007 and 2006.

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

Management’s Uses

We use Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because the items excluded in calculating Adjusted EBITDA have been deemed by management to have little or no bearing on our day-to-day operating performance. It is also the most significant criterion in our calculation of performance-based cash bonuses and our determination of whether certain performance-based stock options and restricted stock units vest, all of which are tied to Adjusted EBITDA targets.

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

Adjusted EBITDA is not an alternative to net income (loss) or income (loss) from continuing operations before taxes and minority interest or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this Quarterly Report. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2006), including as a percentage of net sales, for the periods presented. See Note 5, “Segment Information,” for segment information and a reconciliation to income from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Statement of operations data:
Net sales:
Specialty Chemicals	$261.4	$225.5	$800.2	$685.6
Performance Additives	210.4	192.4	611.4	587.7
Titanium Dioxide Pigments	122.8	111.2	362.2	330.4
Advanced Ceramics	111.7	95.6	335.8	286.3
Specialty Compounds	69.8	62.1	210.2	191.4
Electronics	53.5	53.0	156.6	154.0
Total net sales	829.6	739.8	2,476.4	2,235.4

Gross profit	255.3	229.7	785.0	698.4
	30.8%	31.0%	31.7%	31.2%
Selling, general and administrative expenses	159.6	147.8	474.6	436.7
	19.2%	20.0%	19.2%	19.5%
Restructuring charges, net	2.9	1.7	8.9	3.9
Gain on sale of assets	(0.1)	—	(5.3)	(0.4)
Operating income (loss):
Specialty Chemicals	44.7	36.3	153.0	114.2
	17.1%	16.1%	19.1%	16.7%
Performance Additives	22.9	18.1	74.3	71.7
	10.9%	9.4%	12.2%	12.2%
Titanium Dioxide Pigments	12.6	13.7	34.5	38.1
	10.3%	12.3%	9.5%	11.5%
Advanced Ceramics	19.5	16.8	59.9	48.6
	17.5%	17.6%	17.8%	17.0%
Specialty Compounds	5.0	6.0	16.6	17.6
	7.2%	9.7%	7.9%	9.2%
Electronics	5.4	5.7	16.5	14.5
	10.1%	10.8%	10.5%	9.4%
Corporate costs	(17.2)	(16.4)	(48.0)	(46.5)
Total operating income	92.9	80.2	306.8	258.2
Other income (expenses):
Interest expense	(57.0)	(60.6)	(158.7)	(148.1)
Interest income	1.9	1.1	11.0	3.6
Loss on early extinguishment of debt	—	—	(19.4)	—
Refinancing expenses	—	—	(0.9)	—
Foreign exchange gain, net	7.6	4.8	11.3	7.0
Other, net	—	0.3	(0.1)	2.1
Other income (expenses), net	(47.5)	(54.4)	(156.8)	(135.4)
Income from continuing operations before taxes and minority interest	45.4	25.8	150.0	122.8
Income tax provision	17.9	9.7	61.9	50.0
Income from continuing operations before minority interest	27.5	16.1	88.1	72.8
Minority interest in continuing operations	(2.8)	—	(6.2)	—
Net income from continuing operations	24.7	16.1	81.9	72.8
Income from discontinued operations, net of tax	—	1.9	0.5	26.5
Gain on sale of discontinued operations, net of tax	—	—	115.7	—
Minority interest in discontinued operations	—	3.4	(0.1)	(0.8)
Net income	$24.7	$21.4	$198.0	$98.5
Adjusted EBITDA:
Specialty Chemicals	$58.2	$49.0	$192.8	$151.1
	22.3%	21.7%	24.1%	22.0%
Performance Additives	40.9	31.3	119.0	107.4
	19.4%	16.3%	19.5%	18.3%
Titanium Dioxide Pigments	23.9	23.2	67.3	65.9
	19.5%	20.9%	18.6%	19.9%
Advanced Ceramics	30.7	25.8	92.2	75.0
	27.5%	27.0%	27.5%	26.2%
Specialty Compounds	7.8	8.2	25.4	24.1
	11.2%	13.2%	12.1%	12.6%
Electronics	9.7	9.6	27.8	27.9
	18.1%	18.1%	17.8%	18.1%
Corporate costs	(13.9)	(13.4)	(42.0)	(38.5)
Total Adjusted EBITDA (a)	$157.3	$133.7	$482.5	$412.9

(a)          This amount does not include $13.9 million for the three months ended September 30, 2006 and $1.8 million and $49.6 million for the nine months ended September 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended September 30, 2007 versus 2006				Change: Nine months ended September 30, 2007 versus 2006
		%	FX	Net		%	FX	Net
($ in millions)	Total	Change	Effect (a)	Change	Total	Change	Effect (a)	Change
Statement of operations data:
Net sales:
Specialty Chemicals	$35.9	15.9%	$14.4	$21.5	$114.6	16.7%	$40.2	$74.4
Performance Additives	18.0	9.4	4.4	13.6	23.7	4.0	14.8	8.9
Titanium Dioxide Pigments	11.6	10.4	9.1	2.5	31.8	9.6	27.0	4.8
Advanced Ceramics	16.1	16.8	7.5	8.6	49.5	17.3	22.8	26.7
Specialty Compounds	7.7	12.4	2.1	5.6	18.8	9.8	6.8	12.0
Electronics	0.5	0.9	1.6	(1.1)	2.6	1.7	4.8	(2.2)
Total net sales	89.8	12.1	39.1	50.7	241.0	10.8	116.4	124.6

Gross profit	25.6	11.1	12.1	13.5	86.6	12.4	36.9	49.7
Selling, general and administrative expenses	11.8	8.0	7.8	4.0	37.9	8.7	23.0	14.9
Restructuring charges	1.2			1.2	5.0			5.0
(Gain) loss on sale of assets	(0.1)			(0.1)	(4.9)			(4.9)
Total operating expenses	12.9	8.6	7.8	5.1	38.0	8.6	23.0	15.0
Operating income (loss):
Specialty Chemicals	8.4	23.1	2.1	6.3	38.8	34.0	6.5	32.3
Performance Additives	4.8	26.5	0.3	4.5	2.6	3.6	1.1	1.5
Titanium Dioxide Pigments	(1.1)	(8.0)	0.9	(2.0)	(3.6)	(9.4)	2.5	(6.1)
Advanced Ceramics	2.7	16.1	1.4	1.3	11.3	23.3	4.5	6.8
Specialty Compounds	(1.0)	(16.7)	—	(1.0)	(1.0)	(5.7)	0.1	(1.1)
Electronics	(0.3)	(5.3)	—	(0.3)	2.0	13.8	0.1	1.9
Corporate costs	(0.8)	(4.9)	(0.4)	(0.4)	(1.5)	(3.2)	(0.9)	(0.6)
Total	12.7	15.8	4.3	8.4	48.6	18.8	13.9	34.7
Other income (expenses):
Interest expense	3.6	(5.9)	1.3	2.3	(10.6)	7.2	(1.7)	(8.9)
Interest income	0.8	72.7	(0.2)	1.0	7.4	205.6	(0.7)	8.1
Loss on early extinguishment of debt	—				(19.4)
Refinancing expenses	—				(0.9)
Foreign exchange gain, net	2.8				4.3
Other, net	(0.3)				(2.2)
Income from continuing operations before taxes and minority interest
Specialty Chemicals	8.3				43.8
Performance Additives	1.1				(0.9)
Titanium Dioxide Pigments	(1.6)				(7.3)
Advanced Ceramics	2.5				10.0
Specialty Compounds	4.1				(1.6)
Electronics	0.3				4.2
Corporate costs	4.9				(21.0)
Total	19.6				27.2
Income tax provision	8.2				11.9
Income from continuing operations before minority interest	11.4				15.3
Minority interest in continuing operations	(2.8)				(6.2)
Net income from continuing operations	8.6				9.1
Income from discontinued operations, net of tax	(1.9)				(26.0)
Gain on sale of discontinued operations, net of tax	—				115.7
Minority interest in discontinued operations	(3.4)				0.7
Net income	$3.3				$99.5
Adjusted EBITDA:
Specialty Chemicals	$9.2	18.8%	$2.7	$6.5	$41.7	27.6%	$8.5	$33.2
Performance Additives	9.6	30.7	0.8	8.8	11.6	10.8	2.8	8.8
Titanium Dioxide Pigments	0.7	3.0	1.7	(1.0)	1.4	2.1	4.9	(3.5)
Advanced Ceramics	4.9	19.0	2.3	2.6	17.2	22.9	6.8	10.4
Specialty Compounds	(0.4)	(4.9)	0.1	(0.5)	1.3	5.4	0.6	0.7
Electronics	0.1	1.0	0.2	(0.1)	(0.1)	(0.4)	0.8	(0.9)
Corporate costs and eliminations	(0.5)	(3.7)	(0.2)	(0.3)	(3.5)	(9.1)	(0.7)	(2.8)
Total Adjusted EBITDA	$23.6	17.7%	$7.6	$16.0	$69.6	16.9%	$23.7	$45.9

(a)                The foreign exchange effect was calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Overview

Net sales increased $89.8 million in the third quarter of 2007 compared with the same period in the prior year primarily due to increased selling prices of $16.5 million, higher volumes related to acquisitions and the positive impact of currency changes.  See further discussion by segment below.

We also had increased operating income and Adjusted EBITDA in the third quarter of 2007 compared with the same period in the prior year primarily due to the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses.

Net income from continuing operations of $24.7 million in the third quarter of 2007 increased $8.6 million compared with the same period in the prior year primarily due to the reasons noted above. In addition, net income from continuing operations was higher due to lower interest expense recorded in the third quarter of 2007 compared to the same period in the prior year resulting from the redemption of the 2011 Notes on May 15, 2007 and additional interest income related to interest earned on the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Income from discontinued operations, net of tax and minority interest, was $5.3 million in the third quarter of 2006 due to income from operating Groupe Novasep in the third quarter of 2006 and minority interest income related to the settlement of a guarantee associated with the sale of Rohner AG, a subsidiary of the former Groupe Novasep segment (See further details of the guarantee settlement in Note 3, “Discontinued Operations).”

Net income of $24.7 million in the third quarter of 2007 increased $3.3 million compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $35.9 million over the prior year, primarily on higher selling prices, as well as increased volumes and the positive impact of currency changes of $14.4 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices and growth in most markets, particularly in European automotive, aerospace and general industrial applications.

Performance Additives.   Net sales increased $18.0 million over the prior year due to increased sales related to the acquisition of the global color pigments business of Elementis plc completed on August 31, 2007 and the positive impact of currency changes of $4.4 million. Net sales were also up due to higher selling prices primarily related to ACQ products in our Timber Treatment Chemicals business. Higher European construction volumes in our Color Pigments and Services business were partially offset by lower construction volumes in North America in our Color Pigments and Services business and lower volumes to the pool and spa chemicals markets in our Water Treatment Chemicals business.

Titanium Dioxide Pigments.   Net sales increased $11.6 million over the prior year due to the positive impact of currency changes of $9.1 million, as well as higher selling prices for functional additives and higher volumes of titanium dioxide products. This was partially offset by lower selling prices of titanium dioxide products.

Advanced Ceramics.   Net sales increased $16.1 million over the prior year primarily due to the positive impact of currency changes of $7.5 million and the impact of a bolt-on acquisition made in April 2007. Increased volumes in most businesses, particularly in medical and multi-functional ceramics, also had a favorable impact on net sales. This was partially offset by lower selling prices.

Specialty Compounds.   Net sales increased $7.7 million over the prior year primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and the positive impact of currency changes of $2.1 million. This was partially offset by lower volumes resulting from a general downturn in the wire and cable market and lower volumes in the regulated packaging business.

Electronics.   Net sales increased $0.5 million over the prior year due to the positive impact of currency changes of $1.6 million. Excluding the impact of currency changes, net sales decreased as a result of lower net sales related to the divestiture of our U.S Wafer Reclaim business in the first quarter of 2007, lower selling prices and lower volumes of high purity chemicals. The impact of these items was partially offset by increased volumes on sales to the printed circuit board and semiconductor markets.

Gross profit

Gross profit increased $25.6 million over the prior year primarily due to the sales increases noted above, in particular selling price increases, and the positive impact of currency changes of $12.1 million. This was partially offset by raw material cost increases, particularly from the impact of higher zinc, tin and other raw material costs in our Specialty Chemicals and Titanium Dioxide Pigments segments and higher cobalt and other raw material costs in our Color Pigments and Services business and higher quat costs in our Clay-based Additives business of our Performance Additives segment. Gross profit as a percentage of net sales was 30.8% in the third quarter of 2007 versus 31.0% in the third quarter of 2006. Gross profit in the third quarter of 2007 includes a reduction of $2.6 million due to the inventory write-up reversal related to the acquisition of the global color pigments business of Elementis plc in August 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $11.8 million over the prior year primarily due to the impact of currency changes of $7.8 million. Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales was 19.2% in the third quarter of 2007 versus 20.0% in the third quarter of 2006.

Restructuring charges, net

We recorded $2.9 million of restructuring charges in the third quarter of 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate segments for miscellaneous headcount reductions and facility closures. We recorded $1.7 million of restructuring charges in the third quarter of 2006 in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Electronics segments for miscellaneous headcount reductions and facility closures. See Note 14, “Restructuring Liability,” for further details.

Operating income

Specialty Chemicals.   Operating income increased $8.4 million primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $2.1 million. This increase was partially offset by higher raw material costs of $5.5 million primarily related to zinc, tin and other raw materials, increased depreciation and amortization costs of $1.8 million and higher restructuring costs of $0.8 million.

Performance Additives.   Operating income increased $4.8 million over the prior year primarily from the selling price increases noted above and productivity improvements.  This was partially offset by higher raw material costs of $2.7 million, particularly higher cobalt and other raw material costs in our Color Pigments and Services business and higher quat costs in our Clay-based Additives business, higher depreciation and amortization costs of $2.3 million primarily due to the Viance, LLC joint venture formed in January 2007 and the acquisition of the global color pigments business of Elementis plc in August 2007 and an inventory write-up reversal charge of $2.6 million in connection therewith.

Titanium Dioxide Pigments.   Operating income decreased $1.1 million over the prior year due to higher raw material costs of $1.4 million, particularly zinc and other raw material costs, an unfavorable mix and lower selling prices of titanium dioxide products, and higher depreciation and amortization costs of $1.3 million. This decrease was partially offset by the sales increases noted above and the positive impact of currency changes of $0.9 million.

Advanced Ceramics.   Operating income increased $2.7 million over the prior year primarily due to the impact of a bolt-on acquisition made in April 2007 and the positive impact of currency changes of $1.4 million. Increased sales in most businesses, particularly from increased volumes in medical and multi-functional ceramics also had a favorable impact on operating income. This increase was partially offset by lower selling prices of $2.4 million and increased depreciation and amortization costs of $1.8 million related to the April 2007 acquisition.

Specialty Compounds.   Operating income decreased $1.0 million primarily due to higher raw material costs of $0.6 million, higher depreciation and amortization costs of $1.0 million and increased production costs. This was partially offset by the higher sales volumes and a favorable product mix.

Electronics.   Operating income decreased $0.3 million over the prior year primarily from the divestiture of our U.S. Wafer Reclaim business, lower volumes and selling prices of high purity chemicals and higher depreciation and amortization costs of $0.4 million. This was partially offset by increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets.

Corporate. Operating loss increased $0.8 million over the prior year primarily due to the impact of currency changes of $0.4 million, the recording of additional stock compensation expense related to the May 2007 equity grant and higher legal accruals. This was partially offset by lower professional fees incurred regarding systems and internal control documentation required in connection with the Company’s compliance with the Sarbanes-Oxley Act of 2002 and fees in 2006 relating to the implementation of a new consolidation software system.

Other income (expenses)

Interest expense.  Interest expense decreased $3.6 million in the third quarter of 2007 compared to the same period in the prior year. The third quarter of 2007 and 2006 included losses of $13.4 million and $9.1 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses, interest expense decreased $7.9 million primarily due to lower interest expense related to the redemption on May 15, 2007 of the 2011 Notes.

Interest income.  Interest income increased $0.8 million in the third quarter of 2007 compared to the same period in the prior year primarily related to interest earned on cash equivalents primarily stemming from the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Foreign exchange gain, net.   In the third quarter of 2007, we had foreign exchange gains of $7.6 million compared to foreign exchange gains of $4.8 million recorded in the same period in the prior year. The change from the prior year is primarily related to the impact of the stronger euro.

Provision for income taxes

The effective income tax rate for the third quarter of 2007 was 39.4%. We recorded an income tax provision of $17.9 million for the third quarter of 2007. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance related to U.S. operations offset by foreign rate differentials and a benefit due to the tax law and tax rate changes in Germany and the U.K. The effective income tax rate was 37.6% for the third quarter of 2006 and was impacted by foreign rate differentials offset by the U.S. valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for the third quarter of 2007 was $24.7 million as compared to net income from continuing operations of $16.1 million for the third quarter of 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased by $1.9 million due to income earned from the Groupe Novasep segment in the third quarter of 2006. As noted above, the Groupe Novasep segment was sold on January 9, 2007.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the third quarter of 2006. Minority interest for the third quarter of 2006 includes minority interest income of $3.3 million ($5.5 million before taxes) related to the settlement of a guarantee associated with the Rohner AG sale (See Note 3, “Discontinued Operations,” for further detail).

Net income

Net income for the third quarter of 2007 was $24.7 million as compared to net income of $21.4 million for the third quarter of 2006 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $9.2 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $2.7 million. This increase was partially offset by higher raw material costs.

Performance Additives.   Adjusted EBITDA increased $9.6 million over the prior year primarily from the selling price increases noted above, productivity improvements and the acquisition of the global color pigments business of Elementis plc. The positive impact of currency changes of $0.8 million also had a favorable impact on Adjusted EBITDA. The increase in Adjusted EBITDA was partially offset by higher raw material costs.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $0.7 million over the prior year due to the positive impact of currency changes of $1.7 million, as well as the net sales increases noted above. This was partially offset by higher raw material costs, an unfavorable mix and lower selling prices of titanium dioxide products.

Advanced Ceramics.   Adjusted EBITDA increased $4.9 million over the prior year primarily due to the positive impact of currency changes of $2.3 million and the impact of a bolt-on acquisition made in April 2007. Increased volumes in most businesses, particularly in medical and multi-functional ceramics also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA decreased $0.4 million primarily due to increased raw material costs of $0.6 million and higher production costs. This was partially offset by the higher sales volumes and a favorable product mix.

Electronics.   Adjusted EBITDA increased $0.1 million over the prior year primarily due to the positive impact of currency changes of $0.2 million and increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets. This increase was partially offset by lower net sales related to the divestiture of our U.S Wafer Reclaim business in the first quarter of 2007, as well as lower volumes and selling prices of high purity chemicals.

Corporate.   Adjusted EBITDA loss at Corporate increased $0.5 million over the prior year primarily due to the recording of additional stock compensation expense in the third quarter of 2007 related to the May 2007 equity grant and the impact of currency changes.

Discontinued operations.  Adjusted EBITDA from discontinued operations decreased $13.9 million over the prior year due to income from operating Groupe Novasep in the third quarter of 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Overview

Net sales increased $241.0 million in the first nine months of 2007 compared with the same period in the prior year driven by strong demand in a number of our segments, particularly in our Specialty Chemicals segment, increased selling prices of $58.8 million and higher volumes related to acquisitions. The positive impact of currency changes of $116.4 million also had a favorable impact on net sales. See further discussion by segment below.

We also had increased operating income and Adjusted EBITDA in the first nine months of 2007 compared with the same period in the prior year primarily due to the impact of the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses.

Net income from continuing operations increased $9.1 million in the first nine months of 2007 compared with the same period in the prior year primarily due to the reasons noted above. This was partially offset by costs of $19.4 million incurred in the second quarter of 2007 to redeem our 2011 Notes and higher interest expense recorded in the first nine months of 2007 compared to the same period in the prior year due to a decrease in mark-to-market gains on our interest rate hedging instruments.

Income from discontinued operations, net of tax and minority interest, increased $90.4 million in the first nine months of 2007 compared with the same period in the prior year primarily due to the recording of a gain of $115.7 million (net of taxes) on the sale of Groupe Novasep in the first quarter of 2007, partially offset by income from operating the business in 2006, the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG and minority interest income related to the settlement of a guarantee associated with the sale of Rohner AG in 2006 (See further details of the guarantee settlement in Note 3, “Discontinued Operations”).

Net income increased $99.5 million in the first nine months of 2007 compared with the same period in the prior year primarily due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $114.6 million over the prior year, primarily on higher selling prices, as well as increased volumes and the positive impact of currency changes of $40.2 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices and growth in most markets, particularly in European automotive, aerospace and general industrial applications.

Performance Additives.   Net sales increased $23.7 million over the prior year due to increased sales related to the acquisition of the global color pigments business of Elementis plc completed on August 31, 2007 and the positive impact of currency changes of $14.8 million. Excluding these increases, sales were down as lower Minerals Research Division (“MRD”) and ACQ volumes in our Timber Treatment Chemicals business, lower volumes of coatings and inks and carbonless paper applications in our Clay-based Additives business and lower construction volumes in North America were partially offset by higher selling prices primarily related to ACQ products and increased European construction volumes in our Color Pigments and Services business.

Titanium Dioxide Pigments.   Net sales increased $31.8 million over the prior year due to the positive impact of currency changes of $27.0 million, as well as higher selling prices for functional additives and higher volumes of titanium dioxide products in rutile grade.

Advanced Ceramics.   Net sales increased $49.5 million over the prior year primarily due to the positive impact of currency changes of $22.8 million and the impact of bolt-on acquisitions made in May 2006 and April 2007. Higher volumes in most businesses, particularly in medical, mechanical systems, cutting tools and multi-functional ceramics also had a favorable impact on net sales. This was partially offset by lower selling prices.

Specialty Compounds.   Net sales increased $18.8 million over the prior year primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and the positive impact of currency changes of $6.8 million. This was partially offset by lower selling prices and lower volumes in the regulated packaging and automotive businesses.

Electronics.   Net sales increased $2.6 million over the prior year due to the positive impact of currency changes of $4.8 million. Excluding the impact of currency changes, net sales were down as lower net sales related to the divestiture of our U.S Wafer Reclaim business in the first quarter of 2007, lower selling prices and lower volumes of high purity chemicals were partially offset by increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets.

Gross profit

Gross profit increased $86.6 million over the prior year primarily due to the sales increases noted above, in particular selling price increases, productivity improvements and the positive impact of currency changes of $36.9 million. This was partially offset by raw material cost increases, particularly from the impact of higher zinc, tin and other raw material costs in our Specialty Chemicals and Titanium Dioxide Pigments segment, and higher cobalt and other raw material costs in our Color Pigments and Services business and higher quat costs in our Clay-based Additives business of our Performance Additives segment. Gross profit as a percentage of net sales was 31.7% in the first nine months of 2007 versus 31.2% in the first nine months of 2006. Gross profit in the third quarter of 2007 includes a reduction of $2.6 million due to an inventory write-up reversal related to the acquisition of the global color pigments business of Elementis plc.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $37.9 million over the prior year primarily due to the impact of currency changes of $23.0 million. Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales were 19.2% in the first nine months of 2007 compared to 19.5% in the first nine months of 2006, primarily impacted by selling price increases.

Restructuring charges, net

We recorded $8.9 million of restructuring charges in the first nine months of 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics, Electronics and Corporate segments. We recorded $3.9 million of restructuring charges in the first nine months of 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Electronics segments for miscellaneous headcount reductions and facility closures. See Note 14, “Restructuring Liability,” for further details.

Gain on sale of assets

We recorded gains of $5.3 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively, related to asset sales. In the first quarter of 2007, we sold our U.S. Wafer Reclaim business and reported a gain of $4.3 million.

Operating income

Specialty Chemicals.   Operating income increased $38.8 million primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $6.5 million. This increase was partially offset by higher raw material costs of $18.8 million primarily related to zinc, tin and other raw materials and increased depreciation and amortization costs of $5.1 million.

Performance Additives.   Operating income increased $2.6 million over the prior year primarily from the selling price increases noted above, productivity improvements and the positive impact of currency changes of $1.1 million.  This was partially offset by the lower sales volumes discussed above, higher raw material costs of $9.9 million, particularly copper costs in the Timber Treatment Chemicals business, higher cobalt and other raw material costs in our Color Pigments and Services business and higher quat costs in our Clay-based Additives business. Higher depreciation and amortization costs of $7.5 million primarily due to the Viance, LLC joint venture formed in January 2007 and the acquisition of the global color pigments business of Elementis plc and increased inventory write-up reversal charges of $1.8 million primarily related to the acquisition of the Elementis plc businesses also had an unfavorable impact on operating income.

Titanium Dioxide Pigments.   Operating income decreased $3.6 million over the prior year due to higher raw material costs of $4.1 million, particularly zinc and other raw material costs, higher energy costs of $0.9 million, an unfavorable mix and lower selling prices of titanium dioxide products and higher depreciation and amortization costs of $3.8 million.  This decrease was partially offset by the sales increases noted above and the positive impact of currency changes of $2.5 million.

Advanced Ceramics.   Operating income increased $11.3 million over the prior year primarily due to the impact of increased sales in most businesses, particularly from increased volumes in medical, mechanical systems, cutting tools and multi-functional applications, productivity improvements and the positive impact of currency changes of $4.5 million. The impact of bolt-on acquisitions made in May 2006 and April 2007 also had a favorable impact on operating income. This increase was partially offset by lower selling prices and increased depreciation and amortization costs of $5.1 million related to acquisitions made in May 2006 and April 2007.

Specialty Compounds.   Operating income decreased $1.0 million primarily due to higher depreciation and amortization costs of $2.2 million and lower selling prices. This was partially offset by the higher sales volumes from the acquisition completed in October 2006 and a favorable product mix.

Electronics.   Operating income increased $2.0 million over the prior year due to gains on asset sales of $4.7 million recorded in the first quarter of 2007 primarily from the divestiture of our U.S. Wafer Reclaim business and higher volumes in our electronic chemicals businesses on sales to the printed circuit board and semiconductor markets. These increases were partially offset by higher restructuring costs of $2.6 million primarily related to facility closure costs and lower selling prices (primarily high purity chemicals).

Corporate. Operating loss increased $1.5 million over the prior year primarily due to the impact of currency changes of $0.9 million, the recording of additional stock compensation expense related to the May 2007 equity grant and higher legal accruals. This was partially offset by lower professional fees incurred regarding systems and internal control documentation required in connection with the Company’s compliance with the Sarbanes-Oxley Act of 2002 and fees incurred in 2006 relating to the implementation of a new consolidation software system.

Other income (expenses)

Interest expense.  Interest expense increased $10.6 million in the first nine months of 2007 compared to the same period in the prior year. The first nine months of 2007 and 2006 included losses of $15.4 million and gains of $6.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses and gains, interest expense decreased $11.0 million primarily due to lower interest expense related to the redemption on May 15, 2007 of the 2011 Notes in the aggregate amount of $273.4 million.

Interest income.  Interest income increased $7.4 million in the first nine months of 2007 compared to the same period in the prior year from interest earned on cash from operations and interest earned on cash equivalents stemming from the net cash proceeds received from the sale of Groupe Novasep in January 2007.

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

Foreign exchange gain, net.   For the nine months ended September 30, 2007 and 2006, we had foreign exchange gains of $11.3 million and $7.0 million, respectively. The change from the prior year is primarily related to the impact of the stronger euro.

Other, net.   For the first nine months of 2006, we recorded $1.6 million of income in connection with the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment.

Provision for income taxes

The effective income tax rate for the first nine months of 2007 was 41.3%. We recorded an income tax provision of $61.9 million for the first nine months of 2007. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance related to U.S. operations offset by foreign rate differentials and a benefit due to the tax law and tax rate changes in Germany and the U.K. The effective income tax rate for the first nine months of 2006 of 40.7% was impacted by foreign rate differentials offset by the U.S. valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations was $81.9 million as compared to net income from continuing operations of $72.8 million for the first nine months of 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased to $0.5 million for the first nine months of 2007 compared to income of $26.5 million for the first nine months of 2006 due to income earned from the Groupe Novasep segment in the first nine months of 2006 and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG. As noted above, the Groupe Novasep segment was sold on January 9, 2007.

Gain on sale of discontinued operations, net of tax

Gain on sale of discontinued operations, net of tax was $115.7 million for the first nine months of 2007 as a result of the sale of Groupe Novasep.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the first nine months of 2007 and 2006.

Net income

Net income for the first nine months of 2007 was $198.0 million as compared to net income of $98.5 million for the first nine months of 2006 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $41.7 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $8.5 million. This increase was partially offset by higher raw material costs.

Performance Additives.   Adjusted EBITDA increased $11.6 million over the prior year primarily from the selling price increases noted above, productivity improvements, and the acquisition of the global color pigments business of Elementis plc that was completed on August 31, 2007. The positive impact of currency changes of $2.8 million also had a favorable impact on Adjusted EBITDA.  This was partially offset by higher raw material costs and the lower sales volumes discussed above.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $1.4 million over the prior year due to the positive impact of currency changes of $4.9 million. Excluding the impact of currency changes, Adjusted EBITDA was lower as higher raw material and energy costs, an unfavorable mix and lower selling prices were partially offset by the sales increases noted above.

Advanced Ceramics.   Adjusted EBITDA increased $17.2 million over the prior year primarily due to the impact of the bolt-on acquisitions made in May 2006 and April 2007, productivity improvements and the positive impact of currency changes of $6.8 million. Increased sales in most businesses also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices and higher selling, general and administrative expenses.

Specialty Compounds.   Adjusted EBITDA increased $1.3 million primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and a favorable product mix. This was partially offset by lower selling prices.

Electronics.   Adjusted EBITDA decreased $0.1 million over the prior year primarily due to lower selling prices and the divestiture of our U.S. Wafer Reclaim business. This was partially offset by higher volumes in our electronic chemicals businesses on sales to the printed circuit board market and the positive impact of currency changes of $0.8 million.

Corporate.   Adjusted EBITDA loss at Corporate increased $3.5 million primarily due to higher legal accruals and the recording of additional stock compensation expense related to the May 2007 equity grant.

Discontinued operations.   Adjusted EBITDA from discontinued operations decreased $47.8 million over the prior year primarily due to the sale of the Groupe Novasep segment on January 9, 2007.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Net income	$24.7	$21.4	$198.0	$98.5
Income from discontinued operations, net of tax	—	(1.9)	(0.5)	(26.5)
Gain on sale of discontinued operations, net of tax	—	—	(115.7)	—
Minority interest in discontinued operations	—	(3.4)	0.1	0.8
Net income from continuing operations	24.7	16.1	81.9	72.8
Income tax provision	17.9	9.7	61.9	50.0
Minority interest in continuing operations	2.8	—	6.2	—
Income from continuing operations before taxes and minority interest	45.4	25.8	150.0	122.8
Interest expense (a)	57.0	60.6	158.7	148.1
Interest income	(1.9)	(1.1)	(11.0)	(3.6)
Depreciation and amortization	56.9	47.9	165.3	140.9
Restructuring charges, net	2.9	1.7	8.9	3.9
CCA litigation defense costs	0.1	0.3	0.4	0.8
Systems/organization establishment expenses	0.6	3.2	1.8	7.3
Cancelled acquisition and disposal costs	2.3	0.4	3.1	1.3
Inventory write-up reversal	2.7	—	2.8	0.9
Refinancing expenses	—	—	0.9	—
Loss on early extinguishment of debt	—	—	19.4	—
Gain on sale of assets	(0.1)	—	(5.3)	(0.4)
Foreign exchange gain, net	(7.6)	(4.8)	(11.3)	(7.0)
Other	(1.0)	(0.3)	(1.2)	(2.1)
Total Adjusted EBITDA (b)	$157.3	$133.7	$482.5	$412.9

(a)   Includes losses of $13.4 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively, and losses of $15.4 million and gains of $6.2 million for the nine months ended September 30, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)   This amount does not include $13.9 million for the three months ended September 30, 2006 and $1.8 million and $49.6 million for the nine months ended September 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at the Friday, September 28, 2007 exchange rate of €1.00 = $1.4267.

Operating Activities.   Net cash provided by operating activities was $291.8 million and $246.7 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash from operating activities increased in 2007 primarily from lower use of operating cash from working capital changes, higher operating income and lower cash interest expense, partially offset by the lack of operating cash flows due to the Groupe Novasep divestiture.

Investing Activities.  Net cash provided by investing activities was $199.2 million for the nine months ended September 30, 2007. Net cash used in investing activities was $155.8 million for the nine months ended September 30, 2006. Net cash from investing activities increased in 2007 primarily due to the proceeds from the sale of the Groupe Novasep segment and the proceeds received from the formation of the Viance, LLC joint venture. This was partially offset by the acquisition of the global color pigments businesses of Elementis plc in August 2007, an acquisition in the Advanced Ceramics segment in the second quarter of 2006 and higher capital expenditures in the current year.

Financing Activities.   Net cash used in financing activities was $403.5 million and $120.7 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash used in financing activities included the payment of our 10 5/8% Senior Subordinated Notes due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, the following events have had or are expected to have an impact on our liquidity:

•       On January 2, 2007, CSI, our wholly-owned subsidiary and Rohm and Haas Company formed Viance, LLC, a joint venture company. We received net cash proceeds of $73.0 million. We also paid approximately $1.0 million in fees and expenses associated with this transaction. The remainder was used for general corporate purposes.

•       On January 9, 2007, we sold our Groupe Novasep subsidiary and received net cash proceeds of $421.1 million.

•       On February 12, 2007, we completed the sale of our U.S. Wafer Reclaim business for approximately $11.0 million in cash and a long-term notes receivable. The proceeds were used for general corporate purposes.

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

•      As discussed in Note 16, “Subsequent Event,” our subsidiary entered into a definitive agreement on October 7, 2007 to sell its electronics businesses, excluding its business entity in France and its wafer reclaim business for approximately $265 million, subject to customary adjustments. The Company’s French electronics business is subject to a put option at the discretion of Rockwood for an additional purchase price of $50 million, for combined consideration of approximately $315 million. The sale of these businesses was not deemed to be probable as of September 30, 2007. The closing of this transaction is expected to occur in the fourth quarter of 2007, subject to regulatory approval.

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

As of September 30, 2007, we had actual total indebtedness of $2,555.0 million. As of September 30, 2007, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $222.0 million, after giving effect to $28.0 million of letters of credit issued on our behalf. As of September 30, 2007, there were no outstanding borrowings under the revolving credit facility.

As of September 30, 2007, we had cash and cash equivalents of $104.0 million primarily from cash from operations and the net cash proceeds received from the sale of Groupe Novasep in January 2007 less cash used for the redemption of the 2011 Notes and the acquisition of the global color pigments business of Elementis plc.

Senior secured credit facilities.  The senior secured credit facilities, as amended, consist of the following as of September 30, 2007:

•       tranche A-1 term loans in an aggregate principal amount of €29.3 million (or $41.9 million at September 30, 2007) and tranche A-2 term loans in an aggregate principal amount of €127.8 million (or $182.3 million at September 30, 2007), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 1.75%;

•       tranche E term loans in an aggregate principal amount of $1,116.3 million at September 30, 2007, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.50% or (ii) ABR plus 0.75%;

•       tranche G term loans in an aggregate principal amount of €267.9 million (or $382.3 million at September 30, 2007) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 1.75%; and

•       a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.75% or (ii) ABR plus 1.00%. As of September 30, 2007, we had no borrowings outstanding under this facility and had outstanding letters of credit of $28.0 million that reduced our availability under the credit facility.

Our leverage ratio for the twelve-month period ended September 30, 2007 was 3.73 (see further details below). In accordance with the terms of our credit agreement, the status levels which determine interest expense was reduced as of July 1, 2007. As a result, our tranche A-1 term loans bear interest at Adjusted EURIBOR plus 1.75%, our tranche E term loans bear interest at the Company’s option of either (i) Adjusted Libor plus 1.50% or (ii) ABR plus 0.75%, and our tranche G term loans bear interest at Adjusted LIBOR plus 1.75%. These lower interest rates are expected to reduce annualized interest expense by approximately $5.0 million.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on Friday, September 28, 2007 of €1.00 = $1.4267. In each case, the interest rates are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

The borrowings of our indirect, wholly-owned subsidiaries, Rockwood Specialty Group, Inc., and Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

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

2014 Notes.   The 2014 Notes have an aggregate principal amount of €375.0 million ($535.0 million at September 30, 2007) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of Euro notes and 7.500% in the case of U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis. As mentioned above, the Company redeemed its 2011 Notes on May 15, 2007.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof:

•       a leverage ratio: for the twelve-month period ended September 30, 2007, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 5.50 to 1; for such period, our ratio equaled 3.73 to 1; and

•       an interest coverage ratio: for the twelve-month period ended September 30, 2007, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.85 to 1; for such period, our ratio equaled 3.63 to 1.

Please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other defaults could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. Because the indenture governing the 2014 Notes defines an event of default to include, among other things, a default under any other debt obligation in excess of $35.0 million that could cause the acceleration of such obligation, any acceleration under the senior secured credit agreement would also result in a default under the indenture governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a similar cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes or other indebtedness may likewise cause the lenders to declare the principal and interest on the then outstanding senior secured credit facilities immediately due and payable.

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended September 30, 2007, the fixed charge coverage ratio equaled 3.63 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

We were in compliance with all of the above covenants as of September 30, 2007 and December 31, 2006.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Nine months ended
	September 30,
($ in millions)	2007	2006
Net cash provided by operating activities from continuing operations	$290.2	$174.5
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	19.3	64.5
Current portion of income tax provision	37.7	20.6
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	125.4	143.5
Restructuring and related charges	8.9	3.9
CCA litigation defense costs	0.4	0.8
Systems/organization establishment expenses	1.8	7.3
Cancelled acquisition and disposal costs	3.1	1.3
Costs incurred related to debt modifications	0.9	—
Inventory write-up reversal	2.8	0.9
Bad debt provision	(1.5)	(1.9)
Gain on sale of assets	(5.3)	(0.4)
Other	(1.2)	(2.1)
Total Adjusted EBITDA	$482.5	$412.9

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2006 Form 10-K. As noted above, we have redeemed our 2011 Notes in the aggregate principal amount of $273.4 million in the second quarter of 2007. In addition, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, in the first quarter of 2007. As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of September 30, 2007 was $45.5 million and has been classified as non-current income tax liabilities in the condensed consolidated balance sheets (see Note 10, “Income Taxes,” for further details). Except for redemption of the 2011 Notes and the adoption of FIN 48, there have been no other significant changes to these contractual obligations as of September 30, 2007.

Capital Expenditures

Rockwood’s capital expenditures in the first nine months of 2007 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Specialty Chemicals, Performance Additives, Titanium Dioxide Pigments and Advanced Ceramics segments.

For the nine months ended September 30, 2007 and 2006, our capital expenditures, excluding capital leases, were $140.2 million and $119.2 million, respectively. Capital expenditures for each of our reporting segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Corporate	Consolidated
Nine months ended September 30, 2007	$42.7	$23.5	$30.3	$21.5	$14.6	$4.5	$3.1	$140.2
Nine months ended September 30, 2006	34.3	19.6	24.5	23.4	4.1	5.0	8.3	119.2

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

Foreign currency related transactions

As of September 30, 2007, based on the Friday, September 28, 2007 exchange rate of €1.00 = $1.4267, $1,200.7 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 9, “Long-Term Debt,” for guarantees related to contract completion, regulatory compliance and product performance.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2006 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2006 Form 10-K. There have been no significant changes to these market risks as of September 30, 2007.

In the third quarter of 2007, we entered into interest rate swaps that will effectively replace swaps that are due to expire during 2008. These swaps manage our exposure to changes in interest rates related to certain of our variable rate debt. These swaps become effective in July 2008 and will serve to continue to convert a portion of our floating rate debt instruments to fixed rate obligations for the contract periods. These swaps mature between November 2009 and July 2012. We elected not to apply hedge accounting for these interest rate swaps and have recorded the mark-to-market of these derivative transactions as a component of interest expense.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the third quarter of 2007.

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

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2006 Form 10-K. There have been no significant changes to these risk factors, except as set forth below.

On November 5, 2007, we filed a registration statement on Form S-3 and a prospectus supplement registering 11.5 million shares (including an over allotment of 1.5 million shares) of our common stock, par value $0.01 per share for resale by affiliates of KKR, DLJMB and certain management stockholders. We will not receive any proceeds from the offering. Upon completion of the offering, should it occur, we will no longer be a “controlled company” within the meaning of the New York Stock Exchange rules because KKR will control less than a majority of the voting power of our outstanding common stock. As a result, we will be required to have a board of directors comprised of a majority of independent directors and a nominating and corporate governance committee and a compensation committee composed entirely of independent directors. However, we will be permitted to phase in these corporate governance requirements over the course of 12 months.

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
Date: November 6, 2007

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: November 6, 2007