Form 10-K
period 2007-12-31
Rockwood Holdings, Inc.
filed 2008-02-29
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007 was $1,312,698,440.

As of February 25, 2008, there were 73,902,363 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 23, 2008, is incorporated by reference in Part III to the extent described therein.

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

General

Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood was incorporated in Delaware in September 2000 in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty compounds, iron-oxide pigments, timber-treatment chemicals, clay-based additives, pool and spa chemicals, and electronic chemicals in semiconductors and printed circuit boards.

On July 31, 2004, we acquired the specialty chemicals and advanced materials businesses of Dynamit Nobel (the “Dynamit Nobel Acquisition”), which focused on titanium dioxide pigments, surface treatment and lithium chemicals and advanced ceramics. Through this acquisition, we created a further diversified portfolio of distinct specialty chemicals and advanced materials businesses, combining two companies with similar service-driven cultures focused on high margins; expertise in inorganic chemistry; stable profitability; growth platforms; and proven management teams. In addition, we believe the Dynamit Nobel Acquisition bolstered our leading competitive positions by enhancing our ability to develop innovative products and solutions for our customers, expanding our technological knowledge and further reducing our exposure to any particular raw material or end-use market.

On January 9, 2007, we completed the sale of our Groupe Novasep subsidiary, which focused on the custom synthesis and production of active ingredients for pharmaceuticals and the development of purifications solutions.  On December 31, 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business.  In the financial statements contained herein, the Groupe Novasep subsidiary and the Electronics business sold are presented as discontinued operations.  The European wafer reclaim business retained is included in the “Corporate and other” category for segment reporting purposes.  Prior period financial statements have been reclassified to reflect discontinued operations for all periods presented.  The Groupe Novasep subsidiary and the Electronics business, including the wafer reclaim business, represented two of our reportable segments.  See Note 2, “Discontinued Operations,” for further details.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including metal treatment and general industry, automotive, construction, chemicals and plastics, electronics and telecommunications, and life sciences (including pharmaceutical and medical markets).  No single end-use market accounted for more than 16% of our 2007 net sales.

We have a number of growth businesses, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues. Our high margins, strong cash flow generation, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in 91 facilities in 25 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2007 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information,” in the accompanying consolidated financial statements.

On August 22, 2005, we completed an initial public offering (“IPO”) of 23,469,387 shares of our common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. Net proceeds of approximately $435.7 million were primarily used to reduce indebtedness.

On November 16, 2007, funds affiliated with KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and certain management stockholders sold an aggregate of 10 million shares of our common stock.  On December 7, 2007, these stockholders sold an additional aggregate of 125,915 shares of common stock as a result of the underwriters’ partial exercise of the over-allotment option.  Prior to this offering, affiliates of KKR owned approximately 50.9% of our common stock on an undiluted basis.  As a result of this offering, effective November 16, 2007, affiliates of KKR control less than a majority of the voting power of our outstanding common stock and as a result, we are no longer considered a “controlled company” under New York Stock Exchange (“NYSE”) rules.

We operate our business through the following five business segments: (1) Specialty Chemicals; (2) Performance Additives;

(3) Titanium Dioxide Pigments; (4) Advanced Ceramics and (5) Specialty Compounds. The following table sets forth net sales of each segment, and the percentage of our net sales for the year ended December 31, 2007, as well as our principal products and our principal end-use markets. For financial information about each segment, see Note 4, “Segment Information.”

2007 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets
Specialty Chemicals	$1,082.9	35%	• Lithium compounds and	• Automotive pre-coating
			chemicals	metal treatment and car body
			• Metal surface treatment	pre-treatment
			chemicals including corrosion	• Steel and metal working
			protection/prevention oils	• Life sciences (pharmaceutical
			• Synthetic metal sulfides	synthesis and polymers)
			• Maintenance chemicals	• Polymerization initiators for
elastomers
• Aerospace
• Batteries
• Disc brakes
• Aircraft industry

Performance Additives	$832.7	27%	• Iron-oxide pigments	• Residential and commercial
			• Wood protection products	construction, coatings and
			• Inorganic chemicals	plastics
			• Synthetic and organic	• Coatings
			thickeners	• Personal care, paper
			• Branded specialty pool, spa	manufacturing, foundries
			performance chemicals,	• Pool products,
			algaecides and aquatic	private and public lakes,
			herbicides	ponds and reservoirs

Titanium Dioxide Pigments	$479.9	15%	• Titanium dioxide pigments	• Synthetic fibers for clothing
			• Barium compounds	• Plastics
			• Zinc compounds	• Paper
			• Flocculants	• Paints and coatings

				• Pharmaceutical contrast media
				• Water treatment

Advanced Ceramics	$452.5	14%	• Ceramic-on-ceramic ball head	• Medical (hip replacement
			and liner components used in	surgery)
			hip joint prostheses systems	• Mechanical systems
			• Ceramic tapes	• Electronics
			• Cutting tools	• Automotive
			• Other ceramic components

Specialty Compounds	$276.6	9%	• High specification compounds	• Voice and data transmission
			such as polyvinyl chloride (PVC) and thermoplastic elastomer (TPE)	cables, food and beverage, packaging, medical applications, footwear and automotive

Corporate and other (a)	$11.8	—	• Wafer recycling and repair	• Semiconductors manufacturing

	$3,136.4	100%

(a)                Represents our European wafer reclaim business that was retained and not included as part of the sale of our Electronics business in December 2007.  Our wafer reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in Europe.  This business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. Of our 2007 net sales, 52% were shipments to Europe, 31% to North America (predominantly the United States) and 17% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 8% of such net sales. Our largest end-use market represented approximately 16% of such net sales.

The following chart provides a breakdown of our 2007 net sales by end-use markets:

Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including: the medical applications sector through our Specialty Compounds and Advanced Ceramics segments, and the pharmaceutical sector through our Specialty Chemicals segment.

Our Business Strategy

We plan to grow revenue and increase cash flow and profitability by capitalizing on expected market growth opportunities in segments such as specialty chemicals, where we expect increased demand for longer life lithium-based batteries to fuel growth, and advanced ceramics, where we believe there is a growing trend toward replacing plastics and metals with high-performance ceramics. We intend to focus on our core businesses that have leading market positions, growth opportunities and higher margins, and divest those businesses which do not fit our long-term strategies. For example, in 2007 we divested our Groupe Novasep segment and our Electronics business, excluding our European wafer reclaim business. We will also continue to selectively pursue cash flow accretive acquisitions and strategic alliances in order to strengthen our existing business lines and enter into complementary business lines. In 2007, we formed a joint venture with Rohm and Haas Company enabling us to introduce the next generation of wood preservatives, and also acquired the global color pigments business of Elementis plc.

Operating Segments

The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

Specialty Chemicals (35% of 2007 net sales)

Our Specialty Chemicals segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $1,082.9 million, $918.3 million and $842.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

Surface Treatment

We believe that our Surface Treatment business line is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metal-working industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to over 50,000 customers and operates in different locations for either production or research and development in over 20 countries. Surface Treatment operates in the following core end-markets: Automotive Technologies, Automotive Components, Cold Forming and Coil Coating, General Industry and Aerospace Technologies.

In Surface Treatment, we develop and supply products and solutions for the chemical pre-treatment of metals and other substrates, some of which are customized for individual customers and applications. Our products and solutions are critical to many areas of the metal processing industry because they protect metals from corrosion, facilitate forming and machining, allow parts to be processed in a clean and grease-free environment and ensure good coating adhesion. Other products are used in the cleaning and maintenance of aircraft. As an integrated part of the business, we also offer a full range of customer services, including process control and analysis of chemical baths at clients’ facilities.

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.  For example, in 2007, we increased our marketing efforts in Eastern Europe and Asia (especially in China), incorporated a new company to supply the Russian market beginning in 2008 and further developed and introduced to the market chrome-free technology in the area of thin organic coating. In December 2007, we acquired a business focused on the pretreatment of metal surfaces for customers primarily in the coil market.  We currently have joint ventures and subsidiaries across Asia, which we believe will provide us with the opportunities to further penetrate these high growth regions.

The core-end markets that Surface Treatment operates in are as follows:

Automotive Technologies. We provide surface treatment products and solutions for automotive original equipment manufacturers (“OEM”), including an entire range of products and services for use in the “paint shop” step of car-body manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car body treatment (zinc-phosphating) and paint coagulation. Our services typically include intensive process control and chemical management in the customer’s production processes.

Automotive Components. We offer cleaning and pre-treatment products and services to automotive parts manufacturers for use in the making of automotive parts, such as axles, seats and other metal components. We believe that products for the treatment of steel and aluminum wheels, including a new generation of products based on self-assembling molecules, represent an attractive growth area in this market.

Cold Forming and Coil Coating. We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal. We provide products and services used in forming, cleaning and pre-treating metal sheets used in the production of steel and aluminum coil.

General Industry. General industry includes the largest number of customers among the Surface Treatment businesses.  We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants.   Over the last two years, we have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years, and began offering silane or oxsilan-based systems. The markets in general industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets.

Aerospace Technologies. We provide products and services for aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products, including our Ardox products, are used for the interior and exterior cleaning of airplanes and range from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines, while aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute significantly to growth in the next few years. In 2006, we introduced further variances of low-density sealants in the market place.  This strategy was expanded in 2007.   In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on the glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

Competition

We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2007. We believe that Henkel Surface Technologies is the global market leader, followed by us. The remaining main competitors include Nihon Parkerizing, PPG and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the industry served and its specific customer needs. Surface Treatment’s largest customers include Daimler AG, RNUR (Renault), Arcelor and Volkswagen AG. The composition of the customer base varies widely among product groups and industries served. Automotive Technologies business division serves approximately 20 customers, primarily global OEMs, and the Automotive Components business division serves approximately 500 small to large customers. Cold Forming and Coil Coating business division serves approximately 800 mid-size to large customers and the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide. Aerospace Technologies business division serves approximately 4,200 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, special metals and metal sulfides product lines. We believe that our Fine Chemicals business line is the leading global producer of basic and specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium nitrate, lithium chloride, and value added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following four business divisions reflecting its core end-markets: (1) Specialities; (2) Lithium Salts; (3) Elastomers; and (4) Electronics.

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

Fine Chemicals also develops and manufactures advanced metal-based specialty chemicals along two business divisions based on its principal product groups: (1) Metal Sulfides, which develops and manufactures natural and synthetic metal sulfides used in brake pads and clutch facings and cutting and grinding wheels and (2) Special Metals, which develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various pyrotechnical applications including airbag igniters. Currently, we are a major supplier of natural and synthetic metal sulfides for use in friction materials. In addition, we hold several key patents, which, we believe, gives us a competitive advantage in the fast growing synthetic metal sulfides market.  Fine Chemicals is also a major commercial producer of certain cesium compounds, which are used for X-ray image intensifiers and displays for digital X-ray technology.  In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides, and new cesium products for organic synthesis. We also continuously monitor our customers’ industries for potential new applications for our products. In addition, we plan to expand our business by penetrating growth areas such as the United States and Asia.

We believe that demand for synthetic metal sulfides will increase further in the future as a result of the continuing substitution for asbestos-based friction linings, transition from natural sulfides to synthetic sulfides spurred in part by environmental concerns and the transition from drum to disk brakes in Asia and the Americas. We also believe that the market for cesium compounds will grow as a result of new applications being developed in the chemicals industry, the pharmaceutical industry, the defense industry and for use in catalytic applications. As a result of our competitive strengths as a supplier of cesium products for established markets, we believe we are well positioned to take advantage of this market trend.

Principal Business Divisions

Lithium

Specialities. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The two principal lithium products are butyllithium and lithium aluminum hydride, in which we believe we have leading market positions. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely together with research and development departments of pharmaceutical companies, especially in the European market in order to develop products and solutions tailored for the customers’ needs. In addition, broad variations of our specialities are designed to produce liquid crystals for flat screens.

Lithium Salts. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications. Our products include (1) lithium carbonate, which is used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in the rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

Elastomers. We develop and manufacture high-technology lithium compounds for use in rubber and elastomer applications. Our main product, butyllithium, is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers. Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing facilities in the United States, Germany and Taiwan.

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

Special Metals. We develop and manufacture a unique range of products based on special metal compounds derived from cesium, zirconium, titanium, barium and rubidium. These products are used in highly specialized, technology-driven end-applications such as X-ray diagnostic systems, airbags, television cathode ray tube and vacuum lamps and serve various end markets, such as chemical, pharmaceutical, metallurgical, automotive, electronics and pyrotechnical industries.

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

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, Fine Chemicals has a leading market position in its niche markets. It has a leading position in friction materials and is the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides. Most competitors only offer single product lines in this market. Key competitors include: Dow Corning Corporation, Catalise Brasil and American Minerals, Inc., in the Metal Sulfides division and Cabot Corporation and Sigma Aldrich-APL in the Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

Customers

Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals’ customers of lithium products include Bayer CropScience, Kraton Polymers U.S. LLC, Energizer Holdings, Inc. and DSM N.V.

Performance Additives (27% of 2007 net sales)

Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $832.7 million, $766.3 million and $680.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Performance Additives segment.

Color Pigments and Services

Our Color Pigments and Services business line is a global producer of synthetic iron-oxide and other inorganic pigments in a wide range of yellow, red, orange, blue, black or blended shades, and serves the construction, paints and coatings, plastics, and specialty application markets with powder, granular and liquid grades. Color Pigments and Services focuses on developing and manufacturing high value-added inorganic pigments. The business also offers a number of unique pigment dispensing systems. Color Pigments and Services generates sales from: construction applications, which include colorings for concrete products such as paving stones, bricks, concrete blocks, roofing tiles, ready mix, stucco and mortar; for paints and coatings; as well as colorants for plastics, paper and rubber; and for specialty applications including security inks, toners for printers and copiers, catalysts and cosmetics.  Our Color Pigments and Services business line has been driven by product innovation, our brand names and our customer and technical service, including customer-specific color blending.

In August 2007, we acquired the global color pigments business of Elementis plc, which included its color pigments and specialty paint driers business in North America, Europe and China.  This acquisition allows us to offer a full range of pigments products and services for concrete, coatings and other specialty applications.  See Note 5, “Acquisitions,” for further details.

Principal Products

Construction Color Pigments and Services. We develop and manufacture principally iron-oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. Color Pigments and Services’ major U.S. brand is Davis Colors and its key products include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, microgranulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers.  However, the patent on the granulation technology used in Granufin expired in the third quarter of 2007. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software.  Color Pigments and Services has an agreement pursuant to which an affiliate of W.R. Grace & Co., which sells admixtures and fibers, distributes our liquid pigments and Chameleon  dispensing systems to ready-mix and pre-cast producers in the concrete industry. Our combined efforts provide ready mix and pre-cast customers with added value in the form of colored ready mix concrete.

Paints, Coatings and Colorants. We also develop and manufacture colored pigments for the paints, coatings, plastics, paper and rubber end-use markets including the brands Ferroxide, Trans-oxide and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services’ products are considered industry standards in the markets in which we compete, such as our Mapico yellow pigment for architectural and industrial applications and our heat stable tans, which can tolerate applications requiring high temperature processing, such as plastic compounding and roofing granules.

Specialties. Our iron-oxide pigments are also used in a wide variety of specialty applications such as toner for large printers and copiers, security inks used to print bank notes, catalysts for styrene production and cosmetics. Each of these markets requires specialized pigments with unique properties, which are often as important as the coloring characteristics. For example, printer toners require specific magnetic properties whereas pigments used in cosmetics require color and purity.

Competition

We believe that there are a significant number of producers of iron-oxide pigments across the globe at both the pigment synthesis and finishing levels with whom we compete. We believe these producers include Lanxess Corporation, Cathay Pigments, Interstar, Yipin Pigments as well as other producers in Japan and China. Competition in this segment is based on customer service, product attributes, such as product form and quality, and price. Product quality is critical in the higher end of the business on which Color Pigments and Services focuses as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

Customers

Color Pigments and Services’ key customers include Akzo Nobel, Oldcastle (CRH plc), Pavestone Company, The Sherwin-Williams Company, Evonik Degussa, and WR Grace & Co., each of which has been our customer for at least ten years. Color Pigments and Services’ customer base is highly fragmented.

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002, and chromated copper arsenate, or CCA. We market these products through our joint venture with Rohm and Haas formed in January 2007.  In addition, we commercialized Ecolife, our next generation timber treatment preservatives system in the third quarter of 2007.  We recently introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits, and expect to commercialize it beginning in the second quarter of 2008.  Ecovance was approved for use for wood protection by the Environmental Protection Agency in January 2008. We expect Ecolife to take advantage of consumer desire for non-metallic wood protection products and the significant growth potential in the development and commercialization of the next generation of wood protection products. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.   See Note 6, “Viance, LLC Joint Venture,” for further details.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process, by supplying timber treatment chemicals as well as treatment equipment, along with technical support.  We believe that Timber Treatment Chemicals is a leading provider in North America of new generation alternative timber treatment chemicals, such as ACQ and Ecolife, which do not contain chrome, arsenic or any other chemicals classified as “hazardous” by the EPA.

Timber Treatment Chemicals also manufactures inorganic chemicals such as nitrates and chlorides for various industrial applications, including chemicals that are added to concrete as curing accelerants and corrosion inhibitors, chemicals that are used for odor control in water treatment, galvanizing fluxes, micronutrients, pesticides, and catalysts used in the manufacture of textile resins.

Many of our Timber Treatment products are registered pesticides and subject to extensive regulation. In February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiary, to amend their registrations for CCA to limit use of CCA-treated lumber in most residential settings. In the culmination of that process, in March 2003, the EPA amended the registrations for CCA prohibiting CCA treatment of wood, effective December 31, 2003, for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios, walkways and boardwalks. Similar initiatives were enacted in Canada by the Pest Management Regulatory Agency, which imposed similar limitations on the use of CCA-treated wood. The EPA is currently conducting a risk assessment of CCA-treated wood and results are expected in 2008. The use of ACQ has increased following the industry-wide voluntary transition to non-arsenic chrome-based wood protection products discussed above.

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

Principal Products

We develop and manufacture a broad range of wood protection products, fire retardant and specialty chemicals for use in residential and industrial wood applications. In addition, we provide treatment equipment, which facilitates the handling and treatment of wood and chemicals and we provide comprehensive technical support services to our customers. Timber Treatment Chemicals’ key brands include Ecolife, Preserve, Preserve Plus, Ultrawood, SupaTimber, D-Blaze and Clearwood.

We also develop and manufacture inorganic metallic chemicals for certain specialty markets. These include zinc chloride-based products, other chlorides, and a range of nitrates and other chemicals. Some of these products are manufactured using by-products from other large chemical companies.

Competition

We believe that Timber Treatment Chemicals was one of the leading manufacturers of wood protection products in North America in 2007, along with Arch Chemicals, Inc., Osmose, Inc. and PhibroTech Inc.  BASF Group, Kurt Obermeier GmbH & Co. KG and Rutgers AG are other competitors, particularly in Europe. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few overall competitors. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Georgia Pacific, Spartanburg Forest Products, Inc., BB&S Treated Lumber of New England, Coos Bay Lumber Company, Culpeper, Inc., Koshii Preserving Co. Ltd., Jeld-Wen, Inc., and Sunbelt Forest Products Corporation. Customers of our inorganic chemicals product line include Degussa AG, Rohm and Haas Company, Nalco Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

Clay-based Additives

Our Clay-based Additives business develops and manufactures a range of specialty rheology modifiers and additives. These products are used in a wide variety of applications to modify viscosity, thickness and flow characteristics, and keep solids in suspension. End products in which these additives are used include industrial and architectural coatings, oilfield drilling fluids, inks, household care products and composites.

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Süd-Chemie AG, which included the Tixogel organoclays, Optiflo associative thickeners and Optigel activated clay product lines, as well as production facilities in Moosburg, Germany and Louisville, Kentucky. We also purchased Süd-Chemie’s Copisil clay product line, which is used in the manufacture of carbonless paper. This acquisition complements our existing businesses and allows us to better serve our customers with a broader product line, enhanced technical resources and increased production capability.  In October 2007, we acquired the Nanofil business of Süd-Chemie AG to complement our own Cloisite line of clays for the manufacture of noncomposite plastics and composites.

Principal Products

Coatings and Inks. We offer a comprehensive line of additives which modify the viscosity, flow and suspension properties of coatings and inks, including Claytone for the manufacture of industrial and special purpose coatings, such as bridge, marine and maintenance paints, architectural coatings and associative thickeners; and Optigel clays for water-based coatings; and Laponite for the manufacture of automotive coatings. Our Garamite additives are used in the manufacture of high solids, low volatile organic content epoxy coatings for industrial applications.

Paper. We serve the paper industry with a product line that includes bentonite retention aids, which are used in the paper-making process to reduce fiber losses and aid in water drainage from the sheet, and an additive, which provides fade-resistant color for carbonless copy paper. We also produce a grade of Laponite which is used in the production of clear, flexible and moisture-resistant films and coatings with conductive, anti-static and anti-sticking properties, that are used in the manufacture of specialty photographic and anti-static papers, ink jet papers and anti-static packaging.  Our Fulacolor clay product range is used in the color developing system for carbonless copy paper.

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

Composites. We developed and introduced the Cloisite range of clays for the manufacture of nanocomposite plastics and composites. While the majority of our customers purchase Cloisite for developmental products and applications, a key commercial development in 2007 was the introduction of a new, high-strength, lightweight plastic by Yamaha for personal watercraft hulls and deck lids utilizing Cloisite nanoclay.  The acquisition of Süd-Chemie’s Nanofil business extends our range of product offerings for nanocomposites, and brings valuable know-how and intellectual property for flame retardant applications.  Our Garamite range of clays is used in the manufacture of fiberglass composites.

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and its sales and technical support. Our direct competitors in these markets include Elementis plc, Laviosa Chimica Mineraria S.p.A., and R.T. Vanderbilt Company, Inc. We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

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

Principal Products

Our pool and spa chemicals are primarily non-chlorine based specialty chemicals such as algaecides, clarifiers, fragrances and foam reducers. Our major pool and spa product lines include GLB Pool & Spa, which offers a comprehensive selection of pool and spa specialty chemicals and sanitizers under the GLB and Rendézvous brand names, Leisure Time, which offers a complete spa water care treatment line, and Robarb, which includes Super Blue, a leading water clarifier with over 30 years of history as a brand. In addition, our Applied Biochemists brand offers a full line of pool chemicals including specialty algaecides for service professionals and the Ultima brand offers several multi-function chemicals for consumers. We also manufacture private label brands for our customers.

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

Competition

We believe that Water Treatment Chemicals is a leading pool and spa specialty chemicals producer in the United States. Other competitors include Arch Chemicals, Inc. and Chemtura Corp.  In the surface water chemicals segment, competitors include Baker Hughes Incorporated and SePro Corporation. Some of our competitors are also customers in other product areas. Competition in these markets is mainly based on brand identity, technical competence, price and customer relationships. In addition, a number of the products in the water treatment chemicals market are subject to governmental environmental regulation, use permits and registration requirements, which can affect the ability of other manufacturers to offer competing products.

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

Titanium Dioxide Pigments (15% of 2007 net sales)

Our Titanium Dioxide Pigments segment operates under the Sachtleben brand name and is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. Titanium Dioxide Pigments comprises three business lines: (1) Titanium Dioxide; (2) Functional Additives; and (3) Water Chemistry. Our Titanium Dioxide Pigments segment generated net sales of $479.9 million, $441.1 million and $430.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment.

Titanium Dioxide

Our Titanium Dioxide business line is a leading producer of specialty grade titanium dioxide (“TiO2”), serving a wide variety of customers in the synthetic fibers, plastics, paints, coatings, cosmetics, pharmaceuticals and paper industries. TiO2 is a fine white powder that derives its value from its unparalleled whitening strength and opacifying ability, which is commonly referred to as hiding power. Our Titanium Dioxide business line’s principal products include TiO2 in anatase grade, TiO2 in rutile grade and titanium specialties. This business line also provides recycling services for sulfuric waste acid.

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

We believe that we have a competitive advantage in fiber anatase production and special sophisticated anatase applications based on our strong technological capabilities, long-term customer relationships and extensive test runs with regular monitoring of product and process parameters. Although it represents a negligible part of the fiber material cost, TiO2 application know-how and a longstanding application track record of homogeneous anatase crystals, both of which avoid production interruptions and excessive wear or breakdown of our customers’ equipment, are critical to our customers. We intend to focus our rutile business on selected markets and applications and to further develop our titanium specialties business. We expect this segment to benefit from sales of newly introduced nano-particle titanium dioxide pigments that are used to provide ultraviolet light protection for cosmetics, plastics and coatings.

Principal Products

TiO2 in Anatase Grade. We develop and manufacture high quality anatase TiO2 pigments. These pigments are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. We believe our anatase pigment, sold under the brand name Hombitan, is a leading global selling TiO2 product for applications in the synthetic fiber industry.

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

Recycling Services. We operate a waste acid recycling plant in our production facility in Duisburg, Germany. The sulfuric waste acid, which results from the production of TiO2, is recycled and used in the production process. This service is also offered to other TiO2 manufacturers in Europe, and we have a long-term contract with one of our competitors to provide this service.

Competition

Titanium Dioxide Pigments’ key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2; (2) DuPont Titanium Technologies, Millennium Chemicals, Inc., Tronox Corporation, Huntsman LLC, and Kemira Oyj for rutile-based TiO2; (3) Kemira oyj, Tayca Corporation, Ishihara Corporation and Degussa for TiO2 specialties; and (4) captive capacity of manufacturers for recycling services. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile grade and customer service.

Customers

Titanium Dioxide Pigments’ customers include leading manufacturers of paints, such as BASF Group and E.I. duPont de Nemours and Company; fibers, such as Nan Ya Plastics Corporation and Invista Inc.; plastics, such as Ampacet Corporation and Ineos; and paper, such as Munksjo GmbH and Papierfabrik August Koehler AG.

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

Principal Products

Barium-based Additives. We produce highly dispersed powders of barium sulfate and are the largest global producer of precipitated synthetic barium sulfates (Blanc Fixe). We provide a unique range of barium-based additives customized for applications in coatings, plastic, colorants, lubricants, PVC stabilizers and thermoplastics, fibers and paper to improve optical, chemical and mechanical properties. We also produce an X-ray-grade barium sulfate used as a contrast agent in medical applications, such as X-rays for the stomach and intestine area. The barium-based products also include nano-particle barium sulfates, which are mainly used in coatings and plastics. Barium hydroxide grades are used as intermediates, including for the production of PVC stabilizers and as an additive in phenolic resin synthesis, including for the production of phenolic-resin-based plastics used for sanitary products and electrical insulations.

Zinc-based Additives. We believe we are also a leading producer of pure zinc sulfide pigments, mainly used in glass fiber reinforced plastic parts and coatings and a leading supplier of Lithopone, a white zinc sulfide pigment, which is used in plastics and coatings. For production of lithopone, Sachtleben is involved in the Huali Sachtleben joint venture in Guangzhou, China.

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

Water Chemistry

Our Water Chemistry business line is a leading manufacturer of polyaluminium chloride, or PAC, and polyaluminium nitrate-based flocculants in Central Europe. Flocculants are added to water to improve its purity before, during and after its use in industrial, commercial and municipal applications. PAC flocculants are widely used in public, industrial and swimming pool water treatment and as a process agent in the paper industry.

We believe we have achieved a strong market position in Central Europe due to our comprehensive customer service arrangements, well established brand names, competitive cost structure and innovative products. Customers in this market increasingly prefer full service offers, which include supply of water treatment chemicals together with services. We also believe that demand for PAC flocculants will increase as a result of increased demand from the paper industry and moderate growth in public water treatment.

Competition

Our Water Chemistry business line competes in a €200.0 million niche market for inorganic flocculants in Central Europe. The relevant market is characterized by production overcapacity and is geographically constrained to an approximately 300 mile radius around the production plant because the delivered product contains 80% to 90% water. Key competitors of this business line include Kemira Oyj, Feralco AB, Arkema SA and Israel Chemical Ltd. Competition in the water chemistry market is primarily based on customer service, brand recognition and location.

Customers

Water Chemistry’s customers include Sappi Limited, Akzo Nobel, Brenntag AG, LEIPA Georg Leinfelder GmbH, and Stora Ensooyj.

Advanced Ceramics (14% of 2007 net sales)

Our Advanced Ceramics segment operates under the CeramTec brand name and is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $452.5 million, $389.6 million and $369.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

High-performance ceramics materials include ceramic powders, ceramic additives, structural ceramics and functional ceramics. Ceramic powders and ceramic additives are inputs to the manufacturing processes of structural and functional ceramics. Structural ceramics, also called engineering ceramics, take advantage of the mechanical properties such as hardness and wear-resistance to produce load-bearing or engineered components. Due to their resistance to corrosion and heat properties, structural ceramics are also used to perform under special chemical conditions or at high temperatures.  Functional ceramics, also referred to as electronic ceramics, focus on the unique electrical and magnetic properties of ceramics. Ceramic applications in electronic components, such as integrated circuit packages, capacitors and inductors, account for the majority of today’s high-performance ceramic materials. We believe that increasing demand for electronic components will continue to offer significant growth opportunities for high-performance ceramics, such as piezo ceramics. As a leading supplier of electronic ceramics materials, we believe we are well positioned to take advantage of these growth opportunities.

We believe that we have achieved success in the Advanced Ceramics segment as a result of our focus on selected segments of the high-performance ceramics market and our close customer relationships. Almost all of Advanced Ceramics’ products are made to order, taking into account specific customer requirements. In many cases, our engineers work in close cooperation with our customers during the design and development phase of new products to ensure highest quality and customer satisfaction. Through its extensive experience, Advanced Ceramics has gained detailed expertise and know-how in its applications areas.

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

We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants, given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip-implants in Europe is significantly higher than in North America because the first FDA approval for ceramic-on-ceramic hip joint prostheses systems was granted in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to grow significantly in future years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopedics implant manufacturers, and are also expanding our focus to possible new applications in knee joint and intervertebral disc replacements.

Electronics. We develop and manufacture substrates, electrical resistor cores and ceramic tapes as carriers for electronic circuits. Substrates are ceramic plates with electrical, thermal and mechanical properties that serve as carriers in electronic applications. These highly specialized products are used in a wide range of industries, such as the automotive, consumer electronics, aeronautics and telecommunications industries. The demand for these products is driven, in large part, by the activity levels of the semiconductor market. We believe growth in the semiconductor market, as well as a positive substitution effect for ceramic applications, will increase the demand for our products.

Cutting Tools. We develop and manufacture products used in cutting tools, other tools and tooling systems. Ceramic material properties such as high melting points, excellent hardness and good wear resistance make ceramics an excellent high-speed cutting tool material.  In addition, the longer life and faster cutting speeds possible with ceramic tools allow customers to save costs by increasing their throughput and reducing the downtimes for replacing the cutting tools.  We believe we are a leading supplier of ceramic cutting tools, tools and tooling systems for high speed processing in the automotive, metalworking and mechanical engineering industries, with automotive OEMs and their suppliers being our main customers.

Mechanical Applications and Systems. We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical applications include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, pre-forms and friction discs. We primarily supply the general industrial, machinery, metalworking, automotive and textile industries with a large number of products customized to the customer requirements. Mechanical systems include products used in the sanitary fittings and automotive supplier industries in areas where fluids are pumped, compressed or stirred such as bushings, face seal rings, pump components and valve shims and discs. In June 2006, we acquired a business focused on the production of ceramic discs and cartridges for faucets.

Other products. We also produce products used for applications in certain niche markets, such as electrical/thermal and ceramic metal connections.  Other products, such as piezo ceramic components, may experience growth over the next few years, primarily in the automotive sector.  In April 2007, we acquired a business focused on the production of pre-forms for the casting process of piston engines, mainly for diesel engines.

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

Specialty Compounds (9% of 2007 net sales)

Our Specialty Compounds segment develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties, which are tailored to the specific needs of each customer. These products are grouped into several key end-product areas: wire and cable, consumer performance products, medical applications and regulated packaging. Our Specialty Compounds segment had net sales of $276.6 million, $251.0 million and $237.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4, “Segment Information,” for additional financial information regarding our Specialty Compounds segment.

Our Specialty Compounds segment focuses on sales of higher margin products and operates as a global specialty performance plastic compounding business. We developed and commercialized SmokeGuard, our specialty compound for use in high-end data and video communication wire and cable, which must meet stringent fire retardant and low smoke generation standards. We also developed a compound for beverage closure seals and caps.  This compound prevents ozone from attacking the seal and does not affect the taste of water and carbonated beverages, therefore significantly increasing the shelf life of these beverages. We also focus on thermoplastic elastomer, or TPE, compounds in our consumer performance and automotive products areas, which includes successful commercialization of a synthetic wine-cork material. In addition to our product offerings, we provide strong, comprehensive customer service and technical expertise by developing innovative products to satisfy our customers’ unique needs.

We have invested in next generation plastic compounding technologies, including the development of fluoropolymer materials and the improvement of our production of zero halogen materials. Specialty Compounds is also working closely with our Clay-based Additives business to create a patented composite material that exhibits superior flame retardancy for wire and cable jacketing and sheathing.

Principal Products

Wire and Cable Compounds. We develop and manufacture low-smoke vinyl and flouropolymer alloys, such as SmokeGuard, which are used in high-end data and video communication, fiber optic and fire alarm wire and cable; halogen-free plastics, such as Megolon, which are used in industrial, aerospace, shipboard or oil rig cables as well as in communication cables; and a variety of TPE compounds, such as Garaflex, which are used in flexible cords, tray cables, booster cables, welding cables and automotive wiring. We believe that there is significant growth potential for the wire and cable product line in Europe as a result of the evolution of a common market standard with higher specifications for wire and cable compounds. European wire and cable standards dictating certain safety specifications such as fire and smoke resistance are expected to be implemented within the next several years, providing significant new market opportunities for the SmokeGuard and Megolon product lines. In October 2006, we acquired the Megolon division of Scapa Group, plc. Megolon is the trade name for a variety of halogen-free wire and cable products and is the leading brand name for such products in Europe.

Consumer Performance Products. We develop and manufacture custom-made plastic compounds for use in products such as moldings, sealing gaskets, tool handles, writing instruments and ladder feet as well as other TPE-based products. Our product line includes Garaflex, Garaflex V, Garaflex E, GE Series and GM Series. We have also developed a soft-touch compound, Evoprene, that has been approved for a number of applications, including seals for consumer storage devices. We also develop and manufacture compounds for interior and exterior automotive applications such as airbag covers, steering wheel covers, gear shift knobs and boots, handle grips, body side molding and window gaskets. In addition, we develop and manufacture a broad range of compounds for unit soles, uppers, mid-soles, slippers and heels for the diverse requirements of the footwear market. The applications include industrial boots, deck shoes, casual dress shoes, snow boots, slippers and athletic wear.

Medical Applications Compounds. We develop and manufacture a series of high-quality polyvinyl chloride, or PVC, compounds which are used to manufacture products such as tubing, disposable masks, and extraction resistant compounds used to make products to handle blood and bodily fluids.

Regulated Packaging. Under the Alphaseal trademark, we develop and manufacture specialty closure materials for soft drinks, beer, bottled water, juice, and other beverage applications which improve purity in taste and odor and provide reliable carbonation retention.

Competition

Specialty Compounds’ key competitors are Colorite Plastics Co., ACTEGA DS, European Vinyls Corporation, Georgia Gulf Corporation, GLS Corporation, Norsk Hydro ASA, PolyOne Corporation, Teknor Apex Company and W.R. Grace & Co., most of which serve only a subset of Specialty Compounds’ markets. We believe that only Teknor Apex is active in all of Specialty Compounds’ markets. Competition in Specialty Compounds occurs primarily on the basis of quality, product innovation and the ability to meet demanding customer and regulatory specifications.

Customers

Specialty Compounds sells products to a wide range of customers, including Alcoa Inc., Belden/CDT Inc., BerkTek Consolidated, Coleman Worldwide Corporation, CommScope/Systimax, Inc., Corning Incorporated and Judd Wire Inc. Each of these companies has been our customer for at least ten years.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2007. Raw materials constituted approximately 54% of our 2007 cost of products sold. The table below lists the ten most significant raw materials in 2007 (in terms of dollars) and the principal products for which the materials were used.

Raw Material	Segment	Products

Titanium-bearing slag	Titanium Dioxide Pigments	Titanium Dioxide
Copper	Performance Additives	Wood protection products
Quaternary amines (“quat”)	Performance Additives	Organoclays/wood protection products
Plasticizers	Specialty Compounds	Compounds
Iron-oxide	Performance Additives	Iron-oxide pigments
Zinc/Zinc oxide	Specialty Chemicals, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron-oxide
PVC resin	Specialty Compounds	Compounds
Tin	Specialty Chemicals	Metal Sulfides
Monoethanolamine	Performance Additives	Wood protection products
Molybdenum Sulfide	Specialty Chemicals	Metal Sulfides

Titanium-bearing slag, our largest raw material, is the most important raw material used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag primarily from two suppliers under long-term contracts.

In our Timber Treatment Chemical business, we source copper, which is a commodity, from several sources. Prices for our copper purchases are tied to market conditions. However, we expect the commercialization of next generation wood protection products to reduce our exposure to copper prices.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires at the end of 2009 and is subject to quarterly adjustment for the price of tallow, the base component of quaternary amine. In our Timber Treatment Chemicals business, we predominantly source quaternary amines under a contract that expires in late 2008, with automatic annual renewals subject to termination by either party. Prices under our solvent and quaternary amine contracts are tied to the ethylene price index.

In our Specialty Compounds segment, plasticizers that are used are generic and considered a commodity product, while others are specific and considered a specialty product. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

In our Performance Additives segment, zinc oxide is used in the production of tan iron-oxide and zinc phosphate. In our Specialty Chemicals segment, zinc and zinc oxide are purchased from a few suppliers in Europe and the United States and we have not experienced any supply shortages. Prices for these purchases are tied to market conditions and were at historically high levels in 2007. In our Titanium Dioxide segment, zinc is used to produce zinc-based pigments and is purchased from a number of suppliers under long-term contracts. There are no long-term zinc purchase contracts in the Specialty Chemicals or Performance Additives segments.

PVC resin is a commodity product used in our Specialty Compounds segment and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates and energy prices.

In our Specialty Chemicals segment, tin is used in the production of metal sulfides and is purchased from two suppliers under annual supply agreements.

We source monoethanolamine used in our Timber Treatment Chemical business from two suppliers under contracts that expire in December 2008 and December 2010, subject to automatic annual renewals except where terminated by either party.

Molybdenum sulfide is used in our Specialty Chemicals segment and is purchased from different suppliers.  This raw material is used in the formulation of brake pads in our Metal Sulfides business.  Currently, there are no long-term purchase contracts for this raw material.

In addition, lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium. Tight supplies in the global market in the first half of 2007 led to shortages in lithium salts as a raw material and customer demand for lithium carbonate was not completely satisfied.

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

Temporary shortages of raw materials may occasionally occur and cause temporary price increases. In recent years, these shortages have not resulted in unavailability of raw materials. However, the continuing availability and price of raw materials are affected by unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and, in the past, such fluctuations have had an adverse impact on the results of operations of our business. For example, the price of copper reached record highs in 2006 and had a significant negative impact on our Timber Treatment Chemicals business. The impact of any future raw material shortages on our business as a whole or in specific geographic regions cannot be accurately predicted.

Intellectual Property

Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 2,000 patents and patent applications in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and trade marks applicable to our business and products, which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. For example, we developed the technology to produce ACQ pursuant to an exclusive license agreement with the right to sublicense from Domtar Inc. which has since expired. In addition, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture with Rohm and Haas Company. We also develop intellectual property with third parties as discussed below in “Research and Development.”

Research and Development

We are committed to further investing in our businesses, including through research and development. Our research and development costs were approximately 1% of our net sales in 2007, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the need and requirements for each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $45.5 million, $40.5 million and $42.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In certain cases, we conduct research and development efforts with third parties, including universities, customers and other entities. We endeavor to obtain ownership of or license on terms favorable to us, the intellectual property developed with a third party.

Seasonality

There is a seasonal effect on a portion of our sales due to the end-use of some of our products. In our Water Treatment Chemicals business line of our Performance Additives segment, it is industry standard practice to offer significantly extended payment terms to customers prepared to purchase their spring and early summer requirements in the fourth quarter of the previous year. Following this pattern, the fourth quarter customarily includes large sales and shipments although the associated cash payments are not received until the second and third quarters of the following year. In addition, our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment show some seasonality related to the outdoor construction market. As such, the first quarter has historically been the quarter where we experience the lowest sales. Also, along with the accounts receivable build in the first quarter discussed above, during this quarter we typically build inventory for the pool and spa business, as well as our construction related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in certain end-use markets, our overall results of operations tend to show few seasonal effects.

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2007	2006	2005
Net sales:
Germany	$1,298.6	$1,140.6	$1,062.6
United States	923.7	915.6	861.6
Rest of Europe	655.1	515.1	481.1
Rest of World	259.0	216.9	179.4
	$3,136.4	$2,788.2	$2,584.7

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2007	2006
Long-lived assets:
Germany	$798.7	$700.3
Rest of Europe	261.5	224.1
United States	243.4	212.9
Rest of World	209.2	163.5
	$1,512.8	$1,300.8

Sales and Marketing

We sell our products and services globally primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services, Clay-based Additives and Water Treatment Chemicals of our Performance Additives segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 1, 2008, our in-house sales forces consisted of approximately 1,600 personnel worldwide.

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

FDA Regulation

Our Advanced Ceramics segment and to a lesser extent, our Specialty Chemicals segment, are subject to regulation by the FDA with respect to certain products we produce, including pharmaceutical intermediates and ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

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

Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval, or PMA, which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic-on-ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA’s PMA requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic-on-ceramic ball head and liner components. Also, any other medical devices which our Advanced Ceramics segment seeks to produce in the future, such as knee replacement products, would likely require FDA approval for sales in the United States.

Compliance Requirements. Once on the market, drug manufacturers and medical device manufacturers are subject to numerous post-market regulations.

Finished device manufacturers such as our customers who manufacture hip prostheses systems are subject to the FDA’s Quality System Regulation, or QSR, which requires quality assurance practices and procedures that address, among other things: management responsibility, audits and training; design controls; purchasing controls; identification and traceability of components; production and process controls; acceptance activities; handling of nonconforming products; the initiation of corrective and preventive actions; labeling and packaging controls; handling, storage and distribution of products; and complaint handling and record keeping. The FDA does not directly require component suppliers of finished medical devices to comply with the QSR. However, because our ceramic-on-ceramic ball head and liner components are critical elements of hip joint prostheses systems, our customers may require us to comply with some or all of the QSR. Moreover, the FDA may in the future take the position that the types of components that we supply meet the definition of a finished device and are thus subject to the QSR. Our current contracts with our customers of ceramic-on-ceramic ball head and liner components require us to comply or assist our customers in complying with various FDA regulatory requirements.

The FDA’s inspectional authority extends to component suppliers. Pursuant to this authority, the FDA has the ability to conduct and has conducted inspections at our facilities at which we manufacture our ceramic-on-ceramic ball head and liner components.

If we or our customers violate FDA or other governmental regulatory requirements during either the pre- or post-marketing stages, there may be various adverse consequences. For example, in the United States, the FDA has the authority to impose fines, injunctions, and civil penalties; recall or seizure of products; operating or import restrictions, partial suspension or total shutdown of production; the FDA’s delay in granting approval or refusal to grant approval of new products; or withdrawal of the submission or the approved product from the market.

Safety, Health and Environmental Matters

See Note 22, “Commitments and Contingencies,” for a discussion of our safety, health and environmental matters.

Employees

As of February 1, 2008, we had approximately 9,800 employees, with 66% located in Europe, 20% in the United States and the remaining 14% located in the rest of the world. Of our employees, approximately 2,225, or 23%, are subject to either collective bargaining agreements or other similar arrangements.

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

Substantial Leverage—Our available cash and access to additional capital may be limited by our substantial leverage

We are highly leveraged and have significant debt service obligations. As of December 31, 2007, we had $2,581.4 million of indebtedness outstanding and total stockholders’ equity of $1,571.6 million. This level of indebtedness could have important negative consequences to us and you, including:

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

Our cash interest expense for the year ended December 31, 2007 was $166.7 million. At December 31, 2007, we had $1,749.6 million of variable rate debt. After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $425.1 million. A 1% increase in the average interest rate would increase future interest expense by approximately $4.3 million per year. As of December 31, 2007, our debt service for 2008, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, was expected to be $281.3 million.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity – Contractual Obligations” for years beyond 2008.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries may be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our indirect, wholly-owned subsidiary, Rockwood Specialties Group, Inc.’s (“Group” or “Group’s”) senior secured credit facilities and the indenture governing the senior subordinated notes due 2014 (the “2014 Notes”) contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. As of December 31, 2007, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $224.8 million, after giving effect to $25.2 million of letters of credit issued on our behalf. There are no outstanding borrowings under the revolving credit facility. In addition, the term loans and the availability under the revolving credit facility under the senior secured credit facilities may be increased by up to $250.0 million in aggregate, subject to certain exemptions and provided that Group procures lender commitments for such increase. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Group’s senior secured credit agreement and indenture governing the 2014 Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources” section for further details. In addition, Group’s senior secured credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. The restrictions and financial covenants contained in Group’s senior secured credit agreement and indenture governing the 2014 Notes could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the senior secured credit facilities and/or the indenture. If an event of default occurs under the senior secured credit facilities, which includes an event of default under the indenture governing the 2014 Notes, the lenders could elect to:

•                        declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                        require us to apply all of our available cash to repay the borrowings; or

•                        prevent us from making any principal, premium or interest payments on the 2014 Notes;

any of which would result in an event of default under the 2014 Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facilities, which constitutes substantially all of our and our subsidiaries’ assets.

Risks Associated with Acquisitions—We may not be able to successfully integrate completed acquisitions or consummate acquisitions we may seek to make in the future.

The process of combining or acquiring businesses with Rockwood involves risks. We may face difficulty completing the integration of the new operations, technologies, products and services of acquisitions or combinations, and may incur unanticipated expenses related to those integrations. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Failure to successfully manage and integrate acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of any future acquisition or combination to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations. In addition, certain acquisitions may trigger regulations designed to monitor competition and would therefore require regulatory approval. We cannot predict whether such authorities will approve acquisitions we seek to accomplish in the future.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in euros. Approximately 52% of our 2007 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in euros, which as of December 31, 2007 equaled an aggregate of €841.5 million ($1,227.7 million based on the December 31, 2007 exchange rate of €1.00 = $1.459), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York increased from $1.00 = €1.065 on December 31, 2000 to $1.00 = €0.6854 on December 31, 2007. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results of operations between financial periods. As of December 31, 2007, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $8.4 million the U.S. dollar equivalent of our total euro-denominated debt of €841.5 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and/or transaction risks and volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

Regulation of Our Raw Materials, Products and Facilities—Our business could be adversely affected by regulation to which our raw materials, products and facilities are subject.

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, uses and applications of our products. For example, the Environmental Protection Agency has convened a scientific advisory panel to evaluate the potential exposure and risk from contact with chromated copper arsenate (CCA) treated wood and is evaluating the use of coatings to reduce such exposure. We cannot predict how these and other findings from regulatory agencies may affect our cash flows or results of operations.

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers, such as fires, explosions and accidents. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. Other hazards include piping and storage tank leaks and ruptures, mechanical failure, employee exposure to hazardous substances, chemical spills and other discharges or releases of toxic or hazardous substances or gases, inclement weather and natural disasters. These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. For example, our subsidiaries were named as defendants in a wrongful death suit filed by the family of an employee who was fatally injured in an accident in our Clay-based Additives facility in Gonzales, Texas. While we are unable to predict the outcome of this case and other such cases, if determined adversely to us, we may not have adequate insurance to cover such claims and, if not, we may not have sufficient cash flow to pay for such claims. Such outcomes could adversely affect our customer goodwill, cash flow and results of operations.

Raw Materials—Fluctuations in costs of our raw materials or, our access to supplies of our raw materials could adversely affect our results of operations.

Although no single raw material represented more than 3% of our cost of products sold in 2007, raw material costs generally account for a high percentage of our total costs of products sold. In 2007, raw materials constituted approximately 54% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future. In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment, is one of our largest raw materials (in terms of dollars) and is sourced primarily from two suppliers. If one of our suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or unfavorable weather conditions at the lithium ponds, as we experienced in early 2006, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2007 constituted approximately 5% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and continued to increase in North America in 2006, due in part to global political conditions and weather conditions. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2007, our capital expenditures for safety, health and environmental matters (SHE) were $29.6 million. For 2008, we estimate capital expenditures for compliance with SHE laws to be at similar levels. We may be materially impacted in the future by the Registration, Evaluation and Authorization of Chemicals, or REACH, legislation which became effective in the European Union (“EU”) on June 1, 2007. We estimate our cost of compliance with REACH to be approximately $5.0 million per year until 2010 and approximately $3.0 million per year from 2011 through 2018, although we may incur additional costs.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2007, we had approximately $40.7 million in reserves for estimated environmental liabilities and estimated the potential range of exposure for such liabilities to be between $40.7 million and $63.7 million.

Under the sale and purchase agreement regarding the Dynamit Nobel Acquisition, GEA Group Aktiengesellschaft (formerly known as mg technologies ag) is required to indemnify us for certain environmental matters, subject to certain limitations.  See Note 22, “Commitments and Contingencies — Indemnity Matters” section for further details.  However, GEA Group may not adhere to its indemnity obligations to us and the indemnity may not adequately cover any related environmental matters, and we may have to institute proceedings to pursue recovery for such matters. Such legal proceedings may be costly and may require a substantial amount of management attention.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we have obligations to indemnify the buyers of the former explosives business and automotive ignition systems business of Dynamit Nobel for certain environmental matters. Under such sale agreements, these indemnities are not limited as to amount. In addition, we agreed to indemnify the buyers of our Groupe Novasep subsidiary for three years for certain known and unknown environmental actions which may arise in the future, and the buyer of our former Electronics business for five and seven years, for on-site and off-site environmental liabilities, respectively, related to such business. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

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

In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits, including putative class actions, pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. Other legal actions in which we participate or which relate to our business include the following:

•                        a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe relating to broken artificial hip joints, which allege negligent manufacturing by our subsidiary of ceramic components used in the production of artificial hip joints.

•                        a subsidiary in our Specialty Compounds segment has been named in lawsuits relating to compounds we supplied our customers to produce medical products and packaging materials. The suits allege, among other things, contract and tort causes of action.

•                        our customer has been named in a class action lawsuit in New Jersey relating to a prosthesis hip replacement system using ceramic components. The lawsuit alleges a violation of the Consumer Fraud Act, design defect, breach of warranty and negligence based on our customer’s design and manufacture of hip implant systems.

•                        a subsidiary in our Specialty Chemicals segment has been named as a defendant in several lawsuits in the United States regarding exposure to solvents and other chemicals contained in some of our products.

Also, because many of our products are integrated into our customers’ products, we may be requested to participate in or share in the costs of a product recall conducted by a customer. For example, some of our businesses, including those within our Specialty Chemicals, Advanced Ceramics and Specialty Compounds segments, supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in or fund in whole or in part such a recall.

We are unable to estimate our exposure, if any, to the above-mentioned lawsuits at this time. We may be subject to future claims with regard to these suits or others like them and we may not be able to avoid significant product liability exposure. A successful product liability claim or series of claims against us for which we are not otherwise indemnified or insured could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations. For example, for policies renewed on or after November 2002, our insurers excluded CCA from our insurance coverage under our general liability policies. We may not have sufficient cash flow from operations or assets to pay a judgment resulting from a product liability claim or product recall, if any, for which there is no or inadequate insurance coverage. Any such judgment or product recall could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.

We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood protection products. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human toxicity, caused by our CCA-based wood protection products, subject to certain conditions. Our Timber Treatment Chemicals business, and several of our customers were named as defendants in several suits, including putative class actions, relating to CCA-based wood protection products. Our Timber Treatment Chemicals business has received and may in the future receive claims for indemnity from customers in connection with litigation relating to CCA-based wood protection products and may be required to pay indemnity claims under such agreements to one or more of its customers. If our Timber Treatment Chemicals business is required to pay one or more indemnity claims, insurance or indemnity arrangements from Evonik Degussa (the successor to Laporte, from which the specialty chemicals business lines that formed Rockwood in the KKR Acquisition were acquired) may not cover such claims and, if not, our subsidiary may not have sufficient free cash flow to pay such claims. We are unable to estimate our exposure, if any, to these claims and lawsuits at this time.

In addition, our Specialty Chemicals segment’s subsidiary that formerly manufactured sealants for insulating glass and resins for laminated glass has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims, mainly re-glazing costs.  Our insurance may not cover such claims and, in such a case, our subsidiary may not have sufficient cash flow to pay these claims. One or more of these claims could adversely affect our financial condition or results of operations.

Cyclicality—Downturns in cyclical industries and general economic conditions could adversely affect our profitability.

Our products are used in certain industries that are cyclical in nature, such as the automotive, data and communications and electronics industries. In addition, sales to the construction market are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Downturns in one or more of these industries could severely reduce demand for our products. For example, a downturn in the telecommunications market affected the results of operations of our Specialty Compounds segment in prior years.

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

The manufacture and supply of ceramic-on-ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may be subject to the FDA’s Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices. Certain lithium compounds manufactured by our Fine Chemicals business line of our Specialty Chemicals segment are subject to FDA regulation.

In addition, medical device customers of our Advanced Ceramics segment to whom we supply our ceramic-on-ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval, if at all. Once approved, our customers’ total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. For example, a customer in our Advanced Ceramics segment initiated a voluntary recall in January 2008 of its hip implant system. These factors could significantly limit our net sales generated by our Advanced Ceramics segment and may have a material adverse effect on our financial condition and results of operations.

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

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or use pursuant to licenses granted to us by third parties. The confidentiality and patent assignment agreements we enter into with most of our key employees and third parties to protect the confidentiality, ownership and use of intellectual property may be breached, may not be enforceable, or may provide for joint ownership or ownership by a third party. In addition, we may not have adequate remedies for a breach by the other party, which could adversely affect our intellectual property rights. The use of our intellectual property rights or intellectual property similar to ours by others or our failure to protect such rights could reduce or eliminate any competitive advantage we have developed, adversely affecting our net sales. If we must sue to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of company resources and management attention, and we may not prevail in such action. In addition, when our patents expire, competitors or new market entrants may manufacture products substantially similar to our products previously protected by a patent. For example, our patent in ACQ technology expired in May 2007 and as a result, there have been new entrants into this market.

We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we developed the technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira Oyj. In addition, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture with Rohm and Haas Company. We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, Malaysia, Poland, Portugal, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2007 of $3,136.4 million, approximately 69% were generated by shipments to countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 23% of our full-time employees as of February 1, 2008), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

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

We have incurred net losses in the past and we may incur net losses in the future. We may not generate cash flow sufficient to meet debt service obligations and other capital requirements, such as working capital and maintenance capital expenditures. As of December 31, 2007, we had deferred tax assets of $68.7 million related to worldwide net operating loss carryforwards.  Additionally at December 31, 2007 we had a total valuation allowance of $100.8 million. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures, excluding capital leases, for the year ended December 31, 2007 were $194.4 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. For 2008, we expect capital expenditures to be comparable to 2007. However, future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 40.2% of our common stock on an undiluted basis. Although affiliates of KKR no longer hold a majority of our outstanding common stock, they continue to have a significant impact on the vote in any election of directors. In addition, representatives of KKR occupy three of the nine seats on our board of directors. As a result, even though representatives of KKR do not occupy a majority of the seats on our board of directors, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and whether any transaction that requires the approval of the stockholders is approved. For example, affiliates of KKR could seek to cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We are no longer a “controlled company” within the meaning of the New York Stock Exchange rules.

On November 16, 2007, funds affiliated with KKR, DLJMB and certain management stockholders sold an aggregate of 10 million shares of our common stock.  On December 7, 2007, these stockholders sold an additional aggregate of 125,915 shares of common stock as a result of the underwriters’ partial exercise of the over-allotment option.  Prior to this offering, affiliates of KKR owned approximately 50.9% of our common stock on an undiluted basis.  As a result of this offering, effective November 16, 2007, affiliates of KKR control less than a majority of the voting power of our outstanding common stock. Therefore, we are no longer a “controlled company” within the meaning of the NYSE rules and, thus, are required to have a board of directors comprised of a majority of independent directors and a Nominating and Corporate Governance Committee and a Compensation Committee composed entirely of independent directors. However, we will be permitted to phase in these corporate governance requirements over the course of 12 months.

Under the NYSE rules, the Compensation Committee and Nominating and Corporate Governance Committee each are currently required to have a majority of independent directors and be comprised entirely of independent directors within one year of the completion of the offering. Currently, two of the three directors serving on each of the Nominating and Corporate Governance Committee and Compensation Committee are independent directors. In addition, our Board of Directors will be required to be comprised of a majority of independent directors within one year of the completion of the offering. Currently, four members of our nine member board are independent directors.

Accordingly, during the course of this phase-in period, you will not have the same protections afforded to shareholders of companies that are subject to the NYSE corporate governance requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are an international business, serving customers worldwide. To service our customers efficiently, we maintain 91 manufacturing facilities in 25 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these facilities:

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	Automotive and other pre-treatment technologies
		Girraween	Leased	Aerospace and general industry
	Brazil	Diadema-São Paulo	Leased	Automotive technologies and other pre-treatment technologies
	Canada	Bramalea, Ontario	Owned	Pre-treatment technologies and aerospace
	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies

		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	Chennai (JV)	Owned	Automotive and other pre-treatment technologies
		Kalyan (JV)	Owned	Automotive and other pre-treatment technologies
		Pune (JV)	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Leased	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General Industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	The Netherlands	Oss	Owned	Automotive and other pre-treatment technologies
	Poland	Warsaw	Leased	Automotive and other pre-treatment technologies
	Singapore	Singapore	Leased	Advanced technologies and non-automotive pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Sweden	Bålsta	Owned	Automotive and other pre-treatment technologies
	Switzerland	Dintikon	Leased	Pre-treatment technologies
	Turkey	Gebze-Kocaeli	Owned	Automotive and other pre-treatment technologies
	United Kingdom	Bletchley	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	United States	La Mirada, CA	Leased	Pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulfides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
		Salar de Atacama	Owned	Lithium brine and Potash
	Germany	Langelsheim (1)	Owned	Butyllithium, lithium-chloride, specialty products, lithium metal, lithium-hydrides, cesium, and special metals

	Taiwan	Taichung	Owned	Butyllithium
	United States	Kings Mountain, NC	Owned	Metal and battery
		New Johnsonville, TN	Owned	Butyllithium and specialty products

		Phoenix, AZ	Leased	Zirconium products

		Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
Performance Additives
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties

		Xinzhuang, Changshu	Leased	Construction
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Market Harborough	Owned	Construction
		Matlock Bath	Leased	Construction
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Coatings, specialties and construction
		Colton, CA	Leased	Coatings and specialties
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		Harleyville, SC	Owned	Construction
		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		Ocala, FL	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment
		Valdosta, GA	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Moosburg	Leased	Paints and inks
	United Kingdom	Widnes, Cheshire	Owned	Paper-making, consumer and household care and coatings and paper
	United States	Gonzales, TX	Owned	Paints, inks and oilfields and paper-making
		Louisville, KY	Owned	Paints and inks
Water Treatment Chemicals	United States	Alpharetta, GA	Leased	Water treatment

Titanium Dioxide Pigments
Titanium Dioxide	Germany	Duisburg (2)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	China	Guangzhou (JV)	Leased	Plastics
	Germany	Duisburg (2)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Water Chemistry	Germany	Duisburg (2)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Schwarzheide	Leased	Flocculants
Advanced Ceramics
	Brazil	Nova Odessa	Leased	Automotive
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
		Plochingen	Owned	Medical, automotive and general industry
		Wilhermsdorf	Leased	Automotive
		Wittlich	Leased	General industry
	Malaysia	Seremban	Owned	Medical and general industry
	Poland	Gorzyce	Leased	Automotive

	South Korea	Suwon	Leased	Electronics
	United Kingdom	Colyton	Owned	Electronics
	United States	Laurens, SC	Owned	Automotive, electronics and general industry
Specialty Compounds
	Canada	Stoney Creek, Ontario	Owned	Footwear products, consumer products and automotive products
	Italy	Azeglio	Owned	Rubber compounds
	United Kingdom	Melton Mowbray	Owned	TPE/Consumer products, packaging products, medical products, automotive products and wire and cable sheathing products
	United States	Leominster, MA	Owned	Wire and cable sheathing products, consumer goods products, footwear products, automotive products and industrial products
		Pineville, NC	Owned	Wire and cable sheathing products, packaging products, medical products, consumer goods products, footwear products, automotive products and industrial products
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of our wholly-owned subsidiaries in our Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of our subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied our subsidiary’s motion to dismiss the other claims. Following discovery, our subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted our motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has appealed this decision and we cannot predict how this decision will impact the ultimate resolution of the case; however, we will continue to vigorously defend this matter. While we believe our subsidiary has meritorious defenses against Hospira’s claims and do not believe that resolution of this matter will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

In addition, a subsidiary in our Specialty Chemicals segment that formerly manufactured sealants for insulating glass and resins for laminated glass has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although we expect our subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay these claims. Although we do not believe that resolution of these matters will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation, and the resolution of one or more of these claims may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the year ended December 31, 2007, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of February 25, 2008, there were approximately 112 holders of record of the Company’s common stock.

The following table summarizes the Company’s quarterly common stock information:

2007	High	Low
First	$28.41	$24.12
Second	37.06	27.48
Third	39.32	29.16
Fourth	40.00	31.00

2006	High	Low
First	$24.36	$19.05
Second	24.90	21.40
Third	23.60	19.56
Fourth	26.05	19.79

Rockwood Holdings, Inc.’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Under Group’s senior secured credit facilities and indenture governing the 2014 Notes, Group is generally restricted from making dividends or other distributions to us. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. See further discussion in liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2007 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2007.

Stock Performance Graph

The following graph compares the performance through December 31, 2007 of a hypothetical $100 investment made on August 17, 2005 in (a) our common stock, (b) the S&P 500 Index ® and (c) the S&P Supercomposite Specialty Chemicals Index (S15SPCH).

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2007 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2007 and the Balance Sheet data as of December 31, 2007 and 2006, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2004 and 2003 and the Balance Sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included herein.  As previously discussed, all periods presented have been reclassified to account for the sale of the Groupe Novasep segment and the Electronics business sold, excluding the European wafer reclaim business, as discontinued operations.

	Year Ended December 31,
($ in millions, except per share data; shares in thousands)	2007	2006	2005	2004	2003
Statement of operations data:
Net sales:
Specialty Chemicals	$1,082.9	$918.3	$842.0	$321.1	$—
Performance Additives	832.7	766.3	680.7	630.9	477.3
Titanium Dioxide Pigments	479.9	441.1	430.5	175.7	—
Advanced Ceramics	452.5	389.6	369.6	146.3	—
Specialty Compounds	276.6	251.0	237.5	200.4	176.4
Corporate and other	11.8	21.9	24.4	28.0	21.8
Total net sales	3,136.4	2,788.2	2,584.7	1,502.4	675.5
Cost of products sold	2,135.2	1,907.8	1,762.6	1,082.1	492.5
Gross profit	1,001.2	880.4	822.1	420.3	183.0
Selling, general and administrative expenses	611.7	554.1	495.3	290.8	100.5
Impairment charges (1)	—	2.2	0.4	11.0	35.0
Restructuring charges, net (2)	12.0	4.9	15.2	1.1	1.7
Management services agreement termination fee (3)	—	—	10.0	—	—
Gain on sale of assets (4)	(4.7)	(0.3)	(4.4)	—	—
Operating income	382.2	319.5	305.6	117.4	45.8
Other income (expenses):
Interest expense (5)	(219.3)	(200.1)	(221.6)	(165.2)	(113.4)
Interest income	11.2	2.4	10.7	2.3	—
Loss on early extinguishment of debt (6)	(19.1)	—	(26.5)	—	—
Refinancing expenses (7)	(0.9)	—	(1.0)	(27.1)	(38.3)
Foreign exchange gain (loss) (8)	7.8	8.6	112.2	(124.8)	(18.4)
Other, net (9)	—	1.8	2.6	(2.8)	—
Other income (expenses), net	(220.3)	(187.3)	(123.6)	(317.6)	(170.1)
Income (loss) from continuing operations before taxes and minority interest	161.9	132.2	182.0	(200.2)	(124.3)
Income tax provision (benefit)	66.3	65.7	59.7	25.0	(18.7)
Income (loss) from continuing operations before minority interest	95.6	66.5	122.3	(225.2)	(105.6)
Minority interest in continuing operations	(7.9)	—	—	—	—
Net income (loss) from continuing operations	87.7	66.5	122.3	(225.2)	(105.6)
Income (loss) from discontinued operations, net of tax (10)	19.1	41.7	(29.5)	9.1	13.9
Gain on sale of discontinued operations, net of tax (11)	210.4	—	—	—	—
Minority interest in discontinued operations (12)	(0.1)	(5.2)	3.0	—	—
Net income (loss)	$317.1	$103.0	$95.8	$(216.1)	$(91.7)

Net income (loss) from continuing operations applicable to common shareholders - basic and diluted (13)	$87.7	$66.5	$118.0	$(229.4)	$(116.8)
Net income (loss) applicable to common shareholders - basic and diluted (13)	$317.1	$103.0	$91.5	$(220.3)	$(102.9)

Earnings (loss) per common share data (14):
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.19	$0.90	$2.00	$(6.94)	$(5.63)
Earnings (loss) from discontinued operations, net of tax	3.11	0.50	(0.45)	0.28	0.67
Basic earnings (loss) per share	$4.30	$1.40	$1.55	$(6.66)	$(4.96)
Weighted average number of shares outstanding	73,817	73,782	59,133	33,054	20,739
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.15	$0.89	$1.97	$(6.94)	$(5.63)
Earnings (loss) from discontinued operations, net of tax	3.01	0.48	(0.45)	0.28	0.67
Diluted earnings (loss) per share	$4.16	$1.37	$1.52	$(6.66)	$(4.96)
Weighted average number of shares outstanding	76,279	75,044	60,002	33,054	20,739

Cash flow data:
Net cash provided by operating activities	$368.5	$302.6	$257.6	$162.3	$42.6
Net cash provided by (used in) investing activities	377.6	(248.8)	(276.6)	(2,232.9)	(48.5)
Net cash (used in) provided by financing activities	(411.8)	(102.7)	8.9	2,134.4	(1.7)
Effect of exchange rate changes on cash	(10.3)	(13.8)	1.0	5.6	3.8
Net increase (decrease) in cash and cash equivalents	$324.0	$(62.7)	$(9.1)	$69.4	$(3.8)

	Year Ended December 31,
($ in millions)	2007	2006	2005	2004	2003
Other data:
Depreciation and amortization	$212.7	$175.4	$157.4	$91.2	$40.1
Capital expenditures, excluding capital leases	194.4	165.6	160.7	74.5	26.1
EBITDA (15)	582.7	505.3	550.3	53.9	29.2
Non-cash (gains) and charges included in EBITDA (16)	(3.2)	(6.4)	(98.5)	150.0	90.3
Other special charges included in EBITDA (17)	34.9	19.0	38.3	79.7	6.4

	As of December 31,
($ in millions)	2007	2006	2005	2004	2003
Balance sheet data:
Cash and cash equivalents	$350.1	$27.7	$100.5	$91.3	$41.9
Working capital (18)	779.1	818.3	744.9	898.4	321.0
Property, plant and equipment, net	1,512.8	1,300.8	1,161.7	1,241.1	321.5
Total assets	5,514.9	5,219.9	4,816.5	5,388.6	1,460.7
Total long-term debt, including current portion	2,581.4	2,838.7	2,761.2	3,280.5	1,063.5
Redeemable convertible preferred stock	—	—	—	34.3	30.1
Stockholders’ equity	1,571.6	1,120.5	834.7	624.0	126.1

(1)

We recorded impairment charges of $2.2 million related to the write-down of property, plant and equipment in 2006 within our Specialty Chemicals segment and $0.4 million related to the write-down of property, plant and equipment in 2005 within our Performance Additives segment. As part of our impairment testing in 2004 and 2003, we determined that there were goodwill impairments of $4.0 million and $19.3 million, respectively, in the wafer reclaim business in our former Electronics segment. We also determined that there was a property, plant and equipment impairment of $7.0 million and $15.7 million in 2004 and 2003, respectively, in the wafer reclaim business in our former Electronics segment.

(2)

Restructuring charges include certain expenses incurred in connection with severance charges and asset write-offs related to consolidations and cessations of certain of our operations. See Note 19, “Restructuring Liability,” for further details.

(3)	In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

(4)

We recorded net gains of $4.7 million, $0.3 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to asset sales. The gain recorded for the year ended December 31, 2007 primarily relates to the sale of the U.S. wafer reclaim business that was part of the former Electronics segment.

(5)

For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, interest expense, net included (losses) gains of $(32.2) million, $7.2 million, $22.4 million, $6.0 million and $(6.0) million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency swaps for the periods. In addition, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, interest expense, net includes $9.2 million, $9.7 million, $10.7 million, $7.4 million and $6.1 million, respectively, of amortization expense related to deferred financing costs.

(6)

In the second quarter of 2007, we paid a redemption premium of $14.5 million and wrote off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007. In the third quarter of 2005, we paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.3 million of deferred financing costs associated with the debt repaid in connection with the IPO.

(7)

In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans. In December 2005, we expensed $1.0 million in connection with the third amendment under the senior secured credit facilities. In 2004, we wrote off $27.1 million of deferred financing costs in connection with debt repayment and refinancing. In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing. In addition, we expensed $1.4 million in December 2003 of investment banking and professional fees in connection with the refinancing of borrowings under the then new senior credit facilities.

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

On January 9, 2007, we completed the sale of our Groupe Novasep subsidiary and have accounted for the results of the former Groupe Novasep segment as a discontinued operation in the accompanying Consolidated Statements of Operations for all periods presented (see Note 2, “Discontinued Operations,” for further details).

On December 31, 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business, and have accounted for the results of this business as a discontinued operation in the accompanying Consolidated Statements of Operations for all periods presented (see Note 2, “Discontinued Operations,” for further details).

(11)	Includes a gain of $115.6 million (net of tax) on the sale of Groupe Novasep and a gain of $94.8 million (net of tax) on the sale of the Electronics business.

(12)	Represents the minority interest in discontinued operations related to the Groupe Novasep subsidiary.

(13)

Represents the net income (loss) applicable to common shareholders after reducing net income (loss) by the amount of accumulated and unpaid dividends and the accretion to the redemption value of the redeemable convertible preferred stock for the respective period. See Note 15, “Earnings Per Share.”

(14)	Net earnings (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average shares outstanding.

(15)

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

The amounts shown for EBITDA differ from the amounts calculated under the definition of consolidated EBITDA used in our debt agreements. The definition of EBITDA used in our debt agreements permits further adjustments for certain cash and non-cash charges and gains; the indenture governing the 2014 Notes exclude certain adjustments permitted under the senior secured credit agreement. Consolidated EBITDA as adjusted is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses consolidated EBITDA as adjusted to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to EBITDA as adjusted targets. For discussion of the adjustments, uses and the limitations on the use of Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Note Regarding Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2007	2006	2005	2004	2003
Net income (loss)	$317.1	$103.0	$95.8	$(216.1)	$(91.7)
(Income) loss from discontinued operations, net of tax	(19.1)	(41.7)	29.5	(9.1)	(13.9)
Gain on sale of discountinued operations, net of tax	(210.4)	—	—	—	—
Minority interest in discontinued operations	0.1	5.2	(3.0)	—	—
Net income (loss) from continuing operations	87.7	66.5	122.3	(225.2)	(105.6)
Minority interest in continuing operations (a)	7.9	—	—	—	—
Income (loss) from continuing operations before minority interest	95.6	66.5	122.3	(225.2)	(105.6)
Income tax provision (benefit)	66.3	65.7	59.7	25.0	(18.7)
Interest expense	219.3	200.1	221.6	165.2	113.4
Interest income	(11.2)	(2.4)	(10.7)	(2.3)	—
Depreciation and amortization	212.7	175.4	157.4	91.2	40.1
EBITDA	$582.7	$505.3	$550.3	$53.9	$29.2

(a)     Minority interest in continuing operations represents Rohm and Haas’ interest in the Viance, LLC joint venture.

(16)   EBITDA, as defined above, contains the following non-cash charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits”:

	Year Ended December 31,
($ in millions)	2007		2006	2005		2004	2003
Impairment charges	$—		$2.2	$0.4		$11.0	$35.0
Write-off of deferred debt issuance costs	4.6	(a)	—	13.3	(a)	25.1	36.9
Foreign exchange (gain) loss	(7.8)		(8.6)	(112.2)		113.9	18.4
	$(3.2)		$(6.4)	$(98.5)		$150.0	$90.3

(a)     Represents pre-tax charges of $4.6 million related to the write-off of deferred debt issuance costs associated with the redemption of the 2011 Notes in May 2007 and pre-tax charges of $13.3 million related to the write-off of deferred debt issuance costs associated with debt repaid with IPO proceeds in 2005.  These amounts are reported in “loss on early extinguishment of debt” in the Consolidated Statements of Operations.

(17)   In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits”:

	Year Ended December 31,
($ in millions)	2007	2006	2005	2004	2003
Restructuring charges, net (a)	$12.0	$5.3	$15.7	$1.1	$1.7
CCA litigation defense costs	0.6	0.8	1.2	—	—
Systems/organization establishment expenses	4.2	10.7	3.9	4.8	1.6
Cancelled acquisition and disposition costs	2.3	1.9	1.1	0.3	1.5
Stamp duty tax	—	—	—	4.0	—
Inventory write-up reversal	5.7	1.1	—	53.8	0.2
Refinancing expenses	0.9	—	1.0	2.0	1.4
Management services agreement termination fee	—	—	10.0	—	—
Long-term debt redemption premium	14.5	—	13.2	—	—
Gains related to asset sales	(4.7)	(0.3)	(4.4)	—	—
Foreign exchange loss on foreign currency derivatives	—	—	—	10.9	—
Other	(0.6)	(0.5)	(3.4)	2.8	—
	$34.9	$19.0	$38.3	$79.7	$6.4

(a)     Includes inventory write-downs of $0.4 million and $0.5 million recorded in cost of products sold for the years ended

December 31, 2006 and 2005, respectively.

(18)   Working capital is defined as current assets less current liabilities.

The EBITDA amounts in the above tables do not include $1.8 million, $68.3 million, $51.9 million and $20.6 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007 and $37.6 million, $35.3 million, $28.9 million, $28.2 million and $23.6 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2007, we completed the sale of our Groupe Novasep and Electronics segments, excluding our European wafer reclaim business. As a result, our consolidated financial statements have been reclassified to reflect these segments as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” for further details.  The European wafer reclaim business retained has been reported in the “Corporate and other” category for segment reporting purposes for all periods presented.

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

General

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We operate through five business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; and (5) Specialty Compounds.

Our net sales consist of sales of our products, net of sales discounts, product returns and allowances.  In addition, net sales include shipping and handling costs billed to customers.  Sales are primarily made on a purchase order basis.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•       We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. In 2007, we closed two U.K. facilities acquired in an October 2006 acquisition by our Specialty Compounds segment.   During the first quarter of 2006, we closed facilities in the United States and the U.K. in the wafer reclaim business in our former Electronics segment.  We also implemented other restructuring measures in our other segments, including the closure of our Baulking, U.K. facility in our Clay-based Additives business;

•       We acquired the global color pigments business of Elementis plc in August 2007 which is being integrated into our Color Pigments and Service business within our Performance Additives segment;

•       We completed the sale of our Groupe Novasep subsidiary in January 2007 and our United States wafer reclaim business in February 2007; and

•       We completed the sale of our Electronics business, excluding our European wafer reclaim business, in December 2007.

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

Specialty Chemicals

•       Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2006 and continued in 2007 in most markets and regions served, especially in the European automotive, general industrial and aerospace industries, as price and volume increases more than offset raw material cost increases. We expect the Surface Treatment business to grow in 2008.

•       Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally     driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2006 and continued in 2007 in most market segments, which was driven by price increases in lithium salt applications, and strong demand for lithium applications, particularly sales of lithium specialty products to the pharmaceutical industry and lithium compounds. Growth in the Fine Chemicals business is expected in all market segments in 2008, particularly driven by higher demand for lithium salt applications.

Performance Additives

•       Generally, a trend towards the increased use of colored concrete products in the North American construction market has historically had a positive effect on our Color Pigments and Services business line.  While sales in our Color Pigments and Services business in North America increased in 2006 on higher construction volumes and selling prices, a general slowdown in the construction market forced North American construction sales down in 2007.  As a result of this slowdown, North American volumes are expected to be down again in 2008.  However, sales in our Color Pigments and Services business in North America are expected to be up in 2008 on higher selling prices to help recover raw material and energy cost increases and the favorable impact of the acquisition of the global color pigments business of Elementis plc in August 2007.  Unlike North America, construction volumes in Europe in our Color Pigments and Services business increased slightly in 2007.

•       The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2006 and 2007 by customer losses and the increasing use of wood substitutes. The expiration of the ACQ patent in May 2007 could also have a negative impact on our results of operations, as at least one new competitor has entered the market and others may follow.  Although we commercialized the next generation timber treatment preservatives system (Ecolife) in the third quarter of 2007 through our joint venture with Rohm and Haas, we do not expect this to have a significant impact in 2008.

•       For 2006, the major drivers of growth in the Clay-based Additives business, which supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets, were the acquisition of Süd-Chemie’s rheological additives and carbonless clay businesses, continued strength in oilfield sales and growth in additives for water-based coatings. Sales were up slightly in 2007 as higher oilfield volumes and increased selling prices for coatings and inks were partially offset by lower carbonless applications.  We expect sales growth in 2008 in coatings and inks and oilfield applications.

•       Raw material costs have increased in general in the Performance Additives segment since 2004 and continue to trend upward. In the Color Pigments and Services and Clay-based Additives business, selling price increases were initiated in 2006 and continued in 2007 to partially offset the increases in raw material and energy costs, specifically iron oxide for Color Pigments and Services and quaternary amine (“quat”) for Clay-based Additives.  Continuing unfavorable foreign exchange rates are expected to result in substantial cost increases in Chinese manufactured raw materials used in our Color Pigments and Services business.  In 2006, the Timber Treatment Chemicals business experienced record high costs for copper, a primary component in ACQ, and was unable to pass on these increased material costs to customers in 2006. However, selling price increases were implemented in 2007 to offset higher copper costs. Although selling price increases were implemented in 2007 to offset raw material cost increases, our ability to pass on additional selling price increases in 2008 is uncertain in these businesses.

Titanium Dioxide Pigments

•       Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry,

         while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. Throughout 2006, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Volumes and selling prices in the fiber anatase business increased in 2006 but volumes and selling prices were lower in 2007.  However, we expect sales in the fiber anatase business to be higher in 2008.  Sales of titanium dioxide products in rutile grade were down slightly in 2006 as lower volumes were partially offset by higher selling prices. Sales of titanium dioxide products in rutile grade were up slightly in 2007 on increased volumes, partially offset by lower selling prices. We expect sales of these rutile grade products to continue to be up in 2008. Our functional additives business increased in 2006 and 2007 on higher selling prices and volumes.  We expect sales in the functional additives business to continue to be up in 2008.

Advanced Ceramics

•       Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States.  Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes.  However, growth of our medical device applications increased in 2007 on higher volumes and is expected to continue to increase in 2008.

•       Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products and mechanical systems were higher in 2006 and 2007 due to volume increases. This growth is expected to continue in 2008. Selling prices in our electronic products business were lower in 2006, and in 2007, sales were lower primarily on decreased volumes.  Sales in our electronic products business are expected to be down in 2008 on lower volumes and selling prices. Sales of our multi-functional applications were higher in 2007 from increased volumes and are expected to continue to increase slightly in 2008 on higher volumes.

Specialty Compounds

•       Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. Although sales of wire and cable products were up slightly in 2006 and again in 2007, sales growth in 2007 was due to the acquisition of the Megolon division of Scapa Group, plc.  In 2007, the wire and cable business was negatively impacted by a general downturn in the wire and cable market.  Sales of wire and cable products are expected to be up slightly in 2008, although results are expected to be negatively impacted by continued weakness in the wire and cable market.

•       Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross  domestic product, but many are also application specific, such as automotive. Our net sales in consumer/industrial thermoplastic elastomers were up in 2006 and 2007 and we expect continued growth in these markets in 2008.  Net sales of regulated packaging were up in 2006, but were lower in 2007 and are expected to continue to be lower for 2008. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear.

•       The price of ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, increased from 2004 through 2006. As a result, selling price increases were successfully initiated in 2005 and 2006 to help offset the raw materials price increase.  Although raw material prices were slightly lower in 2007, they are expected to be higher in 2008.

Global Exposure

We operate a geographically diverse business. Of our 2007 net sales, 52% were shipments to Europe, 31% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.”

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 91 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the year ended December 31, 2007, the average exchange rate of the euro against the U.S. dollar was higher compared to 2006. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 54% of our 2007 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2007.  Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In particular, higher prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment had a negative impact on results in 2006 and 2007. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.  See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business – Raw Materials.”

Energy Costs

In 2007, energy purchases represented approximately 5% of our cost of products sold.  However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices were volatile and continued to increase in North America in 2006, but were relatively stable in 2007. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2006 and 2007.

Income Taxes

As of December 31, 2007, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $237.2 million, of which $73.5 million expire in years 2008 through 2027 and of which $163.7 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $62.7 million, of which $29.7 million are subject to limitations and expire in years 2008 through 2024 and of which $33.0 million expire in 2020 and beyond. The Company also has state and local tax loss carryforwards of approximately $169.2 million expiring in years 2008 through 2027.

The worldwide valuation allowance increased by $1.4 million to $100.8 million at December 31, 2007. Of this amount, $47.2 million represents an increase to other comprehensive income, $42.2 million was reversed as a result of the reduction in U.S. deferred tax assets primarily due to the sale of the Electronics business and $1.6 million represents an increase recorded to goodwill. The remainder related to foreign currency translation adjustments.

Acquisitions

During the periods presented, we made certain selective acquisitions pursuant to our business strategy of achieving profitable growth. See Note 5, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges, along with certain other items, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the business segments acquired in the Dynamit Nobel Acquisition as well as in connection with the IPO. These items include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the years ended December 31, 2007, 2006 and 2005.

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Specifically, calculation of Adjusted EBITDA according to the indenture underlying our 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

Adjusted EBITDA is not an alternative to net income (loss) or income (loss) from continuing operations before taxes and minority interest or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to U.S. GAAP financial measures and other financial information, in each case included elsewhere in this Annual Report. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2007, 2006 and 2005), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2007	2006	2005
Statement of operations data:
Net sales:
Specialty Chemicals	$1,082.9	$918.3	$842.0
Performance Additives	832.7	766.3	680.7
Titanium Dioxide Pigments	479.9	441.1	430.5
Advanced Ceramics	452.5	389.6	369.6
Specialty Compounds	276.6	251.0	237.5
Corporate and other	11.8	21.9	24.4
Total net sales	3,136.4	2,788.2	2,584.7

Gross profit	1,001.2	880.4	822.1
	31.9%	31.6%	31.8%
Selling, general and administrative expenses	611.7	554.1	495.3
	19.5%	19.9%	19.2%
Impairment charges	—	2.2	0.4
Restructuring charges, net	12.0	4.9	15.2
Management services termination fee	—	—	10.0
Gain on sale of assets	(4.7)	(0.3)	(4.4)
Operating income (loss):
Specialty Chemicals	206.9	155.0	127.6
	19.1%	16.9%	15.2%
Performance Additives	86.0	86.2	106.5
	10.3%	11.2%	15.6%
Titanium Dioxide Pigments	44.9	50.3	50.4
	9.4%	11.4%	11.7%
Advanced Ceramics	83.8	68.0	64.1
	18.5%	17.5%	17.3%
Specialty Compounds	22.0	21.9	21.3
	8.0%	8.7%	9.0%
Corporate and other	(61.4)	(61.9)	(64.3)
Total operating income	382.2	319.5	305.6
Other income (expenses):
Interest expense	(219.3)	(200.1)	(221.6)
Interest income	11.2	2.4	10.7
Loss on early extinguishment of debt	(19.1)	—	(26.5)
Refinancing expenses	(0.9)	—	(1.0)
Foreign exchange gain, net	7.8	8.6	112.2
Other, net	—	1.8	2.6
Other income (expenses), net	(220.3)	(187.3)	(123.6)
Income from continuing operations before taxes and minority interest	161.9	132.2	182.0
Income tax provision	66.3	65.7	59.7
Income from continuing operations before minority interest	95.6	66.5	122.3
Minority interest in continuing operations	(7.9)	—	—
Net income from continuing operations	87.7	66.5	122.3
Income (loss) from discontinued operations, net of tax	19.1	41.7	(29.5)
Gain on sale of discontinued operations, net of tax	210.4	—	—
Minority interest in discontinued operations	(0.1)	(5.2)	3.0
Net income	$317.1	$103.0	$95.8
Adjusted EBITDA:
Specialty Chemicals	$262.2	$206.6	$174.2
	24.2%	22.5%	20.7%
Performance Additives	153.8	134.1	148.3
	18.5%	17.5%	21.8%
Titanium Dioxide Pigments	91.6	88.5	86.6
	19.1%	20.1%	20.1%
Advanced Ceramics	128.1	104.8	93.8
	28.3%	26.9%	25.4%
Specialty Compounds	34.3	31.7	29.5
	12.4%	12.6%	12.4%
Corporate and other	(55.6)	(47.8)	(42.3)
Total Adjusted EBITDA (a)	$614.4	$517.9	$490.1

(a)     This amount does not include $1.8 million, $68.3 million and $51.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007 and $37.6 million, $35.3 million and $28.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007.

	Change: 2007 versus 2006				Change: 2006 versus 2005
		%	FX	Net		%	FX	Net
($ in millions)	Total	Change	Effect (a)	Change	Total	Change	Effect (a)	Change
Statement of operations data:
Net sales:
Specialty Chemicals	$164.6	17.9%	$63.7	$100.9	$76.3	9.1%	$2.2	$74.1
Performance Additives	66.4	8.7	19.7	46.7	85.6	12.6	1.6	84.0
Titanium Dioxide Pigments	38.8	8.8	39.9	(1.1)	10.6	2.5	3.1	7.5
Advanced Ceramics	62.9	16.1	34.7	28.2	20.0	5.4	3.9	16.1
Specialty Compounds	25.6	10.2	9.1	16.5	13.5	5.7	2.2	11.3
Corporate and other	(10.1)	(46.1)	0.9	(11.0)	(2.5)	(10.2)	—	(2.5)
Total net sales	348.2	12.5	168.0	180.2	203.5	7.9	13.0	190.5

Gross profit	120.8	13.7	55.8	65.0	58.3	7.1	4.5	53.8

Selling, general and administrative expenses	57.6	10.4	33.8	23.8	58.8	11.9	3.0	55.8
Impairment charges	(2.2)			(2.2)	1.8			1.8
Restructuring charges	7.1			7.1	(10.3)			(10.3)
Management services termination fee	—			—	(10.0)			(10.0)
Gain on sale of assets	(4.4)			(4.4)	4.1			4.1
Total operating expenses	58.1	10.4	33.8	24.3	44.4	8.6	3.0	41.4
Operating income (loss):
Specialty Chemicals	51.9	33.5	10.3	41.6	27.4	21.5	0.1	27.3
Performance Additives	(0.2)	(0.2)	1.1	(1.3)	(20.3)	(19.1)	(0.1)	(20.2)
Titanium Dioxide Pigments	(5.4)	(10.7)	3.8	(9.2)	(0.1)	(0.2)	0.5	(0.6)
Advanced Ceramics	15.8	23.2	7.4	8.4	3.9	6.1	1.0	2.9
Specialty Compounds	0.1	0.5	0.4	(0.3)	0.6	2.8	0.1	0.5
Corporate and other	0.5	0.8	(1.0)	1.5	2.4	3.7	(0.1)	2.5
Total	62.7	19.6	22.0	40.7	13.9	4.5	1.5	12.4
Other income (expenses):
Interest expense	(19.2)	9.6	(2.2)	(17.0)	21.5	9.7	(0.5)	22.0
Interest income	8.8	366.7	(0.8)	9.6	(8.3)	(77.6)	0.1	(8.4)
Loss on early extinguishment of debt	(19.1)				26.5
Refinancing expenses	(0.9)				1.0
Foreign exchange gain, net	(0.8)				(103.6)
Other, net	(1.8)				(0.8)
Income from continuing operations before taxes and minority interest
Specialty Chemicals	55.3				20.7
Performance Additives	(9.7)				(12.8)
Titanium Dioxide Pigments	(10.4)				2.9
Advanced Ceramics	14.5				2.3
Specialty Compounds	(0.7)				(9.8)
Corporate and other	(19.3)				(53.1)
Total	29.7				(49.8)
Income tax provision	0.6				6.0
Income from continuing operations before minority interest	29.1				(55.8)
Minority interest in continuing operations	(7.9)				—
Net income from continuing operations	21.2				(55.8)
Income from discontinued operations, net of tax	(22.6)				71.2
Gain on sale of discontinued operations, net of tax	210.4				—
Minority interest in discontinued operations	5.1				(8.2)
Net income	$214.1				$7.2
Adjusted EBITDA:
Specialty Chemicals	$55.6	26.9%	$13.4	$42.2	$32.4	18.6%	$0.6	$31.8
Performance Additives	19.7	14.7	3.5	16.2	(14.2)	(9.6)	0.1	(14.3)
Titanium Dioxide Pigments	3.1	3.5	7.6	(4.5)	1.9	2.2	0.9	1.0
Advanced Ceramics	23.3	22.2	10.6	12.7	11.0	11.7	1.4	9.6
Specialty Compounds	2.6	8.2	0.9	1.7	2.2	7.5	0.3	1.9
Corporate and other	(7.8)	(16.3)	(0.8)	(7.0)	(5.5)	(13.0)	—	(5.5)
Total Adjusted EBITDA	$96.5	18.6%	$35.2	$61.3	$27.8	5.7%	$3.3	$24.5

(a)     The foreign exchange effect was calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Year ended December 31, 2007 compared to year ended December 31, 2006

Overview

Net sales increased $348.2 million for the year ended December 31, 2007 compared with the prior year driven by increased selling prices of $77.8 million, strong demand in a number of our segments, particularly in our Specialty Chemicals segment, and higher volumes related to acquisitions. The positive impact of currency changes of $168.0 million also had a favorable impact on net sales. See further discussion by segment below.

Operating income and Adjusted EBITDA also increased for the year ended December 31, 2007 compared with the prior year primarily due to the impact of the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses.

Net income from continuing operations increased $21.2 million in the year ended December 31, 2007 compared with the prior year primarily due to the reasons noted above. This was partially offset by costs of $19.1 million incurred in the second quarter of 2007 to redeem our 2011 Notes and higher interest expense recorded in the year ended December 31, 2007 compared to the prior year due to an increase in mark-to-market losses on our interest rate hedging instruments.

Income from discontinued operations, net of tax, decreased $22.6 million in the year ended December 31, 2007 compared with the prior year primarily due to the sale of Groupe Novasep in January 2007, partially offset by the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG in 2006.  See further details in Note 2, “Discontinued Operations.”

The gain on sale of discontinued operations, net of tax, of $210.4 million for the year ended December 31, 2007 was comprised of the gain of $115.6 million (net of taxes) on the sale of Groupe Novasep and a gain of $94.8 million (net of taxes) on the sale of the Electronics business, excluding the European wafer reclaim business.

Net income increased $214.1 million in the year ended December 31, 2007 compared with the prior year primarily due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $164.6 million over the prior year, primarily on higher selling prices, as well as increased volumes and the positive impact of currency changes of $63.7 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices and increased volumes in most markets, particularly in European automotive, aerospace and general industrial applications.

Performance Additives.   Net sales increased $66.4 million over the prior year primarily due to the acquisition of the global color pigments business of Elementis plc completed on August 31, 2007, increased selling prices of ACQ products and the positive impact of currency changes of $19.7 million. This was partially offset by lower construction volumes in North America in our Color Pigments and Services business and lower volumes in our Timber Treatment Chemicals business.

Titanium Dioxide Pigments.   Net sales increased $38.8 million over the prior year due to the positive impact of currency changes of $39.9 million.  Excluding the impact of currency changes, net sales were down as lower volumes and prices of titanium dioxide in anatase grade were partially offset by higher selling prices for functional additives and higher volumes of titanium dioxide products in rutile grade.

Advanced Ceramics.   Net sales increased $62.9 million over the prior year primarily due to the positive impact of currency changes of $34.7 million and the impact of bolt-on acquisitions made in April 2007 and May 2006. Higher volumes in most businesses, particularly in medical, cutting tools, mechanical systems, and multi-functional ceramics also had a favorable impact on net sales. This was partially offset by lower selling prices and volume declines in electronic applications.

Specialty Compounds.   Net sales increased $25.6 million over the prior year due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and the positive impact of currency changes of $9.1 million.

Corporate and other.   Net sales decreased $10.1 million over the prior year primarily due to the sale of our U.S. wafer reclaim business in the first quarter of 2007.

Gross profit

Gross profit increased $120.8 million over the prior year primarily due to the selling price increases noted above, as well as productivity improvements and the positive impact of currency changes of $55.8 million. This was partially offset by raw material cost increases, particularly from the impact of higher zinc and other raw material costs in our Specialty Chemicals segment, higher iron-oxide and cobalt raw material costs in our Color Pigments and Services business and higher copper costs in our Timber Treatment Chemicals business of our Performance Additives segment. Gross profit as a percentage of net sales was 31.9% in the year ended December 31, 2007 versus 31.6% in the year ended December 31, 2006. Gross profit in 2007 includes a reduction of $5.7 million primarily due to an inventory write-up reversal related to the acquisition of the global color pigments business of Elementis plc.  In 2006, gross profit was lower due to an inventory write-up reversal of $1.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $57.6 million over the prior year primarily due to the impact of currency changes of $33.8 million. Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales were 19.5% in the year ended December 31, 2007 compared to 19.9% in the year ended December 31, 2006, as a result of higher net sales impacted by selling price increases.

Impairment charges

We recorded an impairment charge of $2.2 million in 2006 related to the writedown of machinery and equipment in the Fine Chemicals division of the Specialty Chemicals segment.

Restructuring charges, net

We recorded $12.0 million of restructuring charges in the year ended December 31, 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments.  In the Corporate and other segment, $4.7 million of restructuring charges were recorded for the year ended December 31, 2007 primarily related to the restructuring of the wafer reclaim business.  We recorded $4.9 million of restructuring charges in the year ended December 31, 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments for miscellaneous headcount reductions and facility closures. See Note 19, “Restructuring Liability,” for further details.

Gain on sale of assets

We recorded gains of $4.7 million, primarily related to the sale of our U.S wafer reclaim business, and $0.3 million for the years ended December 31, 2007 and 2006, respectively.

Operating income

Specialty Chemicals.   Operating income increased $51.9 million primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $10.3 million. This increase was partially offset by higher raw material costs of $25.2 million primarily related to zinc and other raw materials.

Performance Additives.   Operating income decreased $0.2 million over the prior year due to the lower sales volumes discussed above, and higher raw material costs of $10.0 million, particularly copper costs in the Timber Treatment Chemicals business, higher iron-oxide and cobalt costs in our Color Pigments and Services business and higher quat costs in our Clay-based Additives business.  Higher depreciation and amortization costs of $13.9 million primarily due to the Viance, LLC joint venture formed in January 2007 and the acquisition of the global color pigments business of Elementis plc, along with increased inventory write-up reversal charges of $4.7 million primarily related to the Elementis acquisition, also had an unfavorable impact on operating income.  These decreases were partially offset by the selling price increases noted above and the positive impact of currency changes of $1.1 million.

Titanium Dioxide Pigments.   Operating income decreased $5.4 million over the prior year due to higher raw material costs of $4.6 million, particularly zinc and other raw material costs, higher energy costs of $2.1 million, an unfavorable mix and lower selling prices of titanium dioxide products.  This decrease was partially offset by the positive impact of currency changes of $3.8 million.

Advanced Ceramics.   Operating income increased $15.8 million over the prior year primarily due to the impact of increased sales in most businesses, productivity improvements and the positive impact of currency changes of $7.4 million. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on operating income. This increase was partially offset by lower selling prices and increased depreciation and amortization costs of $7.4 million related to the acquisition discussed above.

Specialty Compounds.   Operating income increased $0.1 million due to higher sales volumes from the acquisition completed in October 2006 and a favorable product mix, partially offset by higher depreciation and amortization costs of $2.5 million related to an acquisition in October 2006.

Corporate and other.   Operating loss decreased $0.5 million over the prior year primarily due to higher gains on asset sales of $4.0 million primarily related to the sale of our U.S. wafer reclaim business and lower professional fees incurred regarding systems and internal control documentation required in connection with the Company’s compliance with the Sarbanes-Oxley Act of 2002.  This was partially offset by additional stock compensation expense related to the May 2007 equity grant, higher legal accruals and increased restructuring charges.

Other income (expenses)

Interest expense.  Interest expense increased $19.2 million in the year ended December 31, 2007 compared to the prior year. The years ended December 31, 2007 and 2006 included losses of $32.2 million and gains of $7.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $20.2 million is primarily due to lower interest expense related to the redemption in May 2007 of the 2011 Notes in the aggregate amount of $273.4 million.

Interest income.  Interest income increased $8.8 million in the year ended December 31, 2007 compared to the prior year from interest earned on cash from operations and interest earned on cash equivalents stemming from the net cash proceeds received from the sale of Groupe Novasep and the formation of the Viance, LLC joint venture in January 2007.

Loss on early extinguishment of debt.  In May 2007, we paid a redemption premium of $14.5 million and wrote off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes in May 2007.

Refinancing expenses.   In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our new tranche G term loans.

Foreign exchange gain, net.   For the years ended December 31, 2007 and 2006, we had foreign exchange gains of $7.8 million and $8.6 million, respectively, primarily related to euro-denominated debt, cash and inter-company loans.

Other, net.   For the year ended December 31, 2006, we recorded $1.8 million of income in connection with the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment of $1.6 million.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2007 was 41.0%. We recorded an income tax provision of $66.3 million for the year ended December 31, 2007. The effective income tax rate was favorably impacted by certain non-recurring items, primarily a reduction related to the impact of statutory rate changes in certain European jurisdictions and the allocation of tax benefits to continuing operations.  The effective income tax rate in 2007 was negatively impacted by certain unfavorable permanent differences.  The effective income tax rate for the year ended December 31, 2006 was 49.7% and was negatively impacted by an increase in the valuation allowance primarily related to U.S. operations and favorably impacted by the foreign rate differential.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations was $87.7 million as compared to net income from continuing operations of $66.5 million for the year ended December 31, 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased to $19.1 million for the year ended December 31, 2007 compared to income of $41.7 million for the year ended December 31, 2006 due to income earned from the Groupe Novasep segment in the year ended December 31, 2006 and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG. As noted above, the Groupe Novasep segment was sold on January 9, 2007.

Gain on sale of discontinued operations, net of tax

This included a gain on sale of $115.6 million (net of tax) as a result of the sale of the Groupe Novasep segment in January 2007 and a gain on sale of $94.8 million (net of tax) as a result of the sale of the Electronics business, excluding the European wafer reclaim business, in December 2007.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the years ended December 31, 2007 and 2006.

Net income

Net income for the year ended December 31, 2007 was $317.1 million as compared to net income of $103.0 million for the year ended December 31, 2006 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $55.6 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $13.4 million. This increase was partially offset by higher raw material costs.

Performance Additives.   Adjusted EBITDA increased $19.7 million over the prior year primarily from the selling price increases noted above.  The positive impact of currency changes of $3.5 million and the acquisition of the global color pigments business of Elementis plc that was completed on August 31, 2007 also had a favorable impact on Adjusted EBITDA. This was partially offset by higher raw material costs and the lower sales volumes discussed above.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $3.1 million over the prior year due to the positive impact of currency changes of $7.6 million. Excluding the impact of currency changes, Adjusted EBITDA was lower due to higher raw material and energy costs, an unfavorable mix and lower selling prices.

Advanced Ceramics.   Adjusted EBITDA increased $23.3 million over the prior year primarily due to the impact of the bolt-on acquisition made in April 2007, productivity improvements and the positive impact of currency changes of $10.6 million. Increased sales in most businesses also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA increased $2.6 million primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and a favorable product mix.

Corporate and other.   Adjusted EBITDA loss increased $7.8 million primarily due to higher legal accruals and the recording of additional stock compensation expense related to the May 2007 equity grant.

Discontinued operations.   Adjusted EBITDA decreased $64.2 million over the prior year primarily due to the sale of the Groupe Novasep segment on January 9, 2007.

Year ended December 31, 2006 compared to year ended December 31, 2005

Net sales increased $203.5 million for the year ended December 31, 2006 compared with 2005 as a result of sales increases in most segments. In particular, our Specialty Chemicals segment had higher sales on increased volumes and selling prices to offset higher raw material costs. Net sales in our Performance Additives segment benefited from the impact of the acquisition of the Süd-Chemie businesses at the end of 2005 and higher selling prices to offset higher raw material and energy costs. Lastly, net sales in our Advanced Ceramics segment were up primarily from increased volumes of mechanical systems and mechanical and electronic applications. See further discussion by segment below.

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

Net income from continuing operations decreased $55.8 million for the year ended December 31, 2006 compared with the prior year primarily due to a decrease in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt and higher raw material and energy costs. In October 2005, we designated the majority of our euro-denominated debt as a net investment hedge. As a result, since October 1, 2005, foreign exchange gains and losses are recorded in accumulated other comprehensive income within stockholders’ equity for as long as the hedge remains effective. This was partially offset by increased net sales, the loss on early extinguishment of debt of $26.5 million recorded in 2005 and the management services agreement termination fee of $10.0 million recorded in 2005.

Income from discontinued operations, net of tax, increased $71.2 million for the year ended December 31, 2006 compared with the prior year primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and an impairment charge of $44.7 million recorded in 2005 related to the downsizing of the Rohner manufacturing facility and higher volumes to the printed circuit board and semiconductor markets within the former Electronics segment. This was partially offset by the pre-tax loss of $11.5 million recorded in 2006 in connection with the sale of Rohner. See Note 2, “Discontinued Operations,” for further details.

Net income increased $7.2 million for the year ended December 31, 2006 compared with the prior year primarily due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $76.3 million over the prior year, primarily on higher volumes in the Surface Treatment business, and higher selling prices of $29.8 million in the Fine Chemicals businesses and $11.0 million in the Surface Treatment business. Net sales in the Surface Treatment business were favorably impacted by growth in all markets and regions, particularly in general industrial and coil applications. In the Fine Chemicals business, strong demand for lithium applications, particularly sales of butyllithium to the pharmaceutical industry, lithium specialty compounds and lithium battery products, had a favorable impact on sales. Unfavorable weather conditions at our lithium ponds in Chile in early 2006 had a negative impact on sales volumes.

Performance Additives.   Net sales increased $85.6 million over the prior year primarily due to higher selling prices of $17.7 million and volumes. Higher selling prices were reported in all businesses, particularly the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs. Volumes were up primarily in the Clay-based Additives, Water Treatment Chemicals and Color Pigments and Services businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased coatings and inks and oilfield sales. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products and surface water products. Higher construction volumes in North America in our Color Pigments and Services business also had a favorable impact on net sales. Lower volumes of ACQ products in our Timber Treatment Chemicals business had a negative impact on sales year over year.

Titanium Dioxide Pigments.   Net sales increased $10.6 million over the prior year. The increase was primarily due to higher selling prices of our titanium dioxide products in anatase and rutile grade, as well as volume and selling price increases in our functional additives products. In addition, currency changes of $3.1 million had a positive impact on net sales.

Advanced Ceramics.   Net sales increased $20.0 million over the prior year. The increase was due to increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications and the positive impact of currency changes of $3.9 million. This increase was partially offset by lower volumes of medical products and selling price declines of $4.9 million primarily in Piezo and electronic applications.

Specialty Compounds.   Net sales increased $13.5 million over the prior year primarily due to the impact of higher selling prices of $12.3 million to offset higher raw material costs, a favorable product mix and the impact of currency changes $2.2 million, partially offset by lower sales volumes. Lower volumes of wire and cable, automotive and footwear products had a negative impact on net sales.

Corporate and other.   Net sales decreased $2.5 million over the prior year primarily due to lower volumes in the wafer reclaim business primarily due to the closure of our U.K. facility in January 2006 and the closure of one of our U.S. facilities in March 2006.

Gross profit

Gross profit increased $58.3 million over the prior year primarily due to the sales increases noted above. This was partially offset by raw material cost increases, particularly from the impact of record high copper costs in our Timber Treatment Chemicals business in the Performance Additives segment, higher zinc and slag costs in the Titanium Dioxide segment, PVC resin and AOM cost increases in the Specialty Compounds segment and higher zinc, phosphoric acid and lithium solvent costs in the Specialty Chemicals segment, and higher energy costs. Gross profit as a percentage of net sales was 31.6% in the year ended December 31, 2006 versus 31.8% in the year ended December 31, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $58.8 million primarily due to higher SG&A costs in a number of our segments related to increased sales volumes. In addition, higher corporate costs to meet the requirements of being a public company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation resulted in higher SG&A costs. SG&A expenses as a percentage of net sales were 19.9% in the year ended December 31, 2006 as compared to 19.2% for the year ended December 31, 2005.

Impairment charges

We recorded an impairment charge of $2.2 million in 2006 related to the writedown of machinery and equipment in the Fine Chemicals division of the Specialty Chemicals segment. In 2005, we recorded an impairment charge of $0.4 million for a plant closure in our Color Pigments and Services business within our Performance Additives segment. See Note 18, “Impairment Charges,” for further details.

Restructuring charges, net

We recorded $4.9 million of restructuring charges in the year ended December 31, 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments for headcount reductions and facility closures. We recorded $15.2 million of restructuring charges in the year ended December 31, 2005 for miscellaneous restructuring actions, primarily in the Corporate and other segment relating to the wafer reclaim restructuring. In addition, restructuring charges were recorded in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. See Note 19, “Restructuring Liability,” for further details.

Management services agreement termination fee

In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

Gain on sale of assets

We recorded gains of $0.3 million and $4.4 million for the years ended December 31, 2006 and 2005, respectively, related to asset sales.  The gain of $4.4 million in 2005 included a gain of $1.7 million related to the sale and leaseback of a facility in our Specialty Chemicals segment.  See Note 20, “Sale and Leaseback,” for further details.

Operating income

Specialty Chemicals.   Operating income increased $27.4 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and lower restructuring costs of $2.2 million. This increase was partially offset by higher raw material costs of $17.7 million primarily related to zinc, phosphoric acid and lithium solvents, higher selling, general and administrative expenses of $10.1 million primarily related to the increased sales volumes and higher depreciation and amortization costs of $2.8 million.

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

Titanium Dioxide Pigments.   Operating income decreased $0.1 million over the prior year due to higher energy costs of $7.9 million for natural gas and electricity, higher raw material costs of $7.1 million related to cost increases for zinc and slag and increased depreciation and amortization costs of $2.0 million. This was partially offset by higher selling prices of our titanium dioxide products in anatase and rutile grade and volume and price increases in our functional additives products.

Advanced Ceramics.   Operating income increased $3.9 million over the prior year primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications. Currency changes of $1.0 million also had a favorable impact on operating income. This increase was partially offset by lower volumes of medical products, selling price declines of $4.9 million primarily in Piezo and electronic applications, increased depreciation and amortization costs of $3.3 million, gains related to asset sales of $2.9 million recorded in 2005 and higher energy costs of $2.6 million.

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

Corporate and other.   Operating loss decreased $2.4 million primarily due to the management services agreement termination fee of $10.0 million incurred in the third quarter of 2005.  This was partially offset by higher corporate costs to meet the requirements of being a public company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Other income (expenses)

Interest expense.   Interest expense decreased $21.5 million in the year ended December 31, 2006 compared to 2005. The years ended December 31, 2006 and 2005 included gains of $7.2 million and $22.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments.  Excluding the impact of these gains, interest expense decreased $36.7 million primarily due to lower interest expense related to debt repaid with IPO proceeds.

Interest Income.  Interest income decreased $8.3 million primarily from cash received in the fourth quarter of 2005 related to interest income on a note receivable in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition.

Loss on early extinguishment of debt. In the third quarter of 2005, we paid redemption premiums of $13.2 million to redeem debt and wrote off $13.3 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Refinancing expenses.   In December 2005, we expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans.

Foreign exchange gain, net.   In the year ended December 31, 2006, we had foreign exchange gains of $8.6 million compared to foreign exchange gains of $112.2 million recorded in the year ended December 31, 2005. Foreign exchange gains were recorded in 2005 reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of September 30, 2005 versus December 31, 2004. On October 1, 2005, we designated the majority of this debt as a net investment hedge. As a result, since October 1, 2005, foreign currency gains and losses resulting from changes in the U.S. dollar to the euro are recorded in accumulated other comprehensive income within stockholders’ equity and are not reported in the statement of operations for as long as the hedge remains effective.

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

Provision for income taxes

The effective income tax rate for the year ended December 31, 2006 was 49.7%. We recorded an income tax provision of $65.7 million for the year ended December 31, 2006. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance primarily related to U.S. operations and favorably impacted by the foreign rate differential. The effective income tax rate for the year ended December 31, 2005 was 32.8% and was favorably impacted by the reversal of valuation allowances primarily related to the U.S. and the U.K.

Net income from continuing operations

Net income from continuing operations decreased $55.8 million for the year ended December 31, 2006 compared to 2005 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax, increased $71.2 million for the year ended December 31, 2006 compared with the prior year primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant, an impairment charge of $44.7 million recorded in 2005 related to the downsizing of the Rohner manufacturing facility and higher volumes to the printed circuit board and semiconductor markets within the former Electronics segment. This was partially offset by the pre-tax loss of $11.5 million recorded in 2006 in connection with the sale of Rohner. See Note 2, “Discontinued Operations,” for further details.

Minority Interest from discontinued operations

Minority interest from discontinued operations represents the minority interest portion of the Groupe Novasep net income for the year ended December 31, 2006 and the Groupe Novasep net loss for the year ended December 31, 2005.

Net income

Net income increased $7.2 million the year ended December 31, 2006 compared to the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $32.4 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses. This increase was partially offset by higher raw material costs and higher selling, general and administrative expenses as discussed above in operating income.

Performance Additives.   Adjusted EBITDA decreased $14.2 million over the prior year primarily from higher raw material and energy costs. Lower volumes of ACQ products in our Timber Treatment Chemicals business also had an unfavorable impact. These decreases were partially offset by increased sales.  See discussion above in operating income for further details.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $1.9 million over the prior year due to higher selling prices of our titanium dioxide products in anatase and rutile grade, as well as volume and price increases in our functional additives products. Currency changes of $0.9 million also had a favorable impact on Adjusted EBITDA. This increase was partially offset by increased energy costs for natural gas and electricity and higher raw material costs as discussed above in operating income.

Advanced Ceramics.   Adjusted EBITDA increased $11.0 million over the prior year primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes of mechanical systems and mechanical, electronic and cutting tool applications. Currency changes of $1.4 million also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower volumes of medical products, selling price declines and higher energy costs. See discussion above in operating income for further details.

Specialty Compounds.   Adjusted EBITDA increased $2.2 million primarily due to the impact of higher selling prices to offset higher raw material costs and a favorable product mix. This increase was partially offset by higher AOM, PVC resin and plasticizer raw material costs, higher energy costs and lower sales volumes. See discussion above in operating income for further details.

Corporate and other.   Adjusted EBITDA loss increased $5.5 million primarily due to higher corporate costs to meet the requirements of being a public company including external and internal audit costs of Section 404 of Sarbanes-Oxley, as well as higher incentive compensation.

Discontinued operations. Adjusted EBITDA increased $22.8 million over the prior year primarily due to losses incurred in 2005 related to capacity utilization issues at the Rohner plant and losses on foreign currency derivatives in the year ended December 31, 2005.   Higher volumes in our former Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets also had a favorable impact on Adjusted EBITDA.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2007	2006	2005
Net income	$317.1	$103.0	$95.8
(Income) loss from discontinued operations, net of tax	(19.1)	(41.7)	29.5
Gain on sale of discontinued operations, net of tax	(210.4)	—	—
Minority interest in discontinued operations	0.1	5.2	(3.0)
Net income from continuing operations	87.7	66.5	122.3
Income tax provision	66.3	65.7	59.7
Minority interest in continuing operations	7.9	—	—
Income from continuing operations before taxes and minority interest	161.9	132.2	182.0
Interest expense (a)	219.3	200.1	221.6
Interest income	(11.2)	(2.4)	(10.7)
Depreciation and amortization	212.7	175.4	157.4
Impairment charges	—	2.2	0.4
Restructuring charges, net (b)	12.0	5.3	15.7
CCA litigation defense costs	0.6	0.8	1.2
Systems/organization establishment expenses	4.2	10.7	3.9
Cancelled acquisition and disposal costs	2.3	1.9	1.1
Inventory write-up reversal	5.7	1.1	—
Refinancing expenses	0.9	—	1.0
Management services agreement termination fee (c)	—	—	10.0
Loss on early extinguishment of debt (d)	19.1	—	26.5
Gain on sale of assets	(4.7)	(0.3)	(4.4)
Foreign exchange gain, net	(7.8)	(8.6)	(112.2)
Other	(0.6)	(0.5)	(3.4)
Total Adjusted EBITDA (e)	$614.4	$517.9	$490.1

(a)     Includes (losses) gains of $(32.2) million, $7.2 million and $22.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)     Includes inventory writedowns of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(c)     In connection with the IPO in 2005, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million.

(d)     For the year ended December 31, 2007, a redemption premium of $14.5 million was paid and $4.6 million of deferred financing costs were written off in connection with the redemption of the 2011 Notes.  In connection with the IPO in 2005, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.3 million were written off.

(e)     This amount does not include $1.8 million, $68.3 million and $51.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007 and $37.6 million, $35.3 million and $28.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at December 31, 2007 exchange rates.

Operating Activities.   Net cash provided by operating activities was $368.5 million, $302.6 million and $257.6 million in 2007, 2006,

and 2005, respectively. Net cash from operating activities increased in 2007 primarily from higher operating income and lower cash interest expense, partially offset by higher use of operating cash from working capital changes and lower operating cash flows due to the Groupe Novasep divestiture. Net cash provided by operating activities increased in 2006 over 2005 primarily from lower cash interest expense and higher operating income, partially offset by higher operating working capital.

Investing Activities.   Net cash provided by investing activities was $377.6 million in 2007. Net cash used in investing activities was $248.8 million and $276.6 million in 2006 and 2005, respectively. Net cash from investing activities increased in 2007 primarily due to proceeds received from the sale of the Electronics business, the sale of the Groupe Novasep segment and the formation of the Viance, LLC joint venture. This was partially offset by acquisitions made in 2007, including the acquisition of the global color pigments business of Elementis plc in August 2007, and higher capital expenditures in the current year.  Net cash used for investing activities for the year ended December 31, 2006 and 2005 was primarily comprised of capital expenditures and acquisitions.  Net cash used for acquisitions in 2006 was related to businesses acquired in our Advanced Ceramics and Specialty Compounds segments. In 2005, we acquired the Süd-Chemie businesses that are part of the Clay-based Additives business in our Performance Additives segment.

Financing Activities.   Net cash used in financing activities was $411.8 million and $102.7 million in 2007 and 2006, respectively. Net cash provided by financing activities was $8.9 million in 2005. This included scheduled payments for long-term debt for all years provided. For the year ended December 31, 2007, net cash used in financing activities included the redemption of our 10 5/8% Senior Subordinated Notes that were due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million. Net cash provided by financing activities for the year ended December 31, 2005 included the issuance of common stock in connection with the IPO and the repayment of long-term debt and redeemable convertible preferred stock.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, the following events have had an impact on our liquidity:

•        On January 2, 2007, CSI, our wholly-owned subsidiary and Rohm and Haas Company formed Viance, LLC, a joint venture company. We received net cash proceeds of $73.0 million. We also paid approximately $1.0 million in fees and expenses associated with this transaction and the remainder was used for general corporate purposes.

•        On January 9, 2007, we sold our Groupe Novasep subsidiary and received net cash proceeds of $420.7 million.  The proceeds were used to redeem our outstanding 2011 Notes (see below) and for general corporate purposes.

•        On February 12, 2007, we completed the sale of our U.S. wafer reclaim business for approximately $11.0 million in cash and a long-term notes receivable. The proceeds were used for general corporate purposes.

•        On May 15, 2007, we redeemed our outstanding 10 5/8% Senior Subordinated Notes that were due in 2011 in the aggregate principal amount of $273.4 million. In connection with this repayment, we paid redemption premiums of $14.5 million.  We expect the interest savings associated with the reduction of debt to largely offset the cash flow from the Groupe Novasep subsidiary that was sold.

•        On August 31, 2007, we completed the acquisition of the global color pigments business of Elementis plc for a purchase price of $140.0 million.

•        On December 31, 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business, and received net cash proceeds of $311.0 million. The proceeds will be used for general corporate purposes.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources, and we may not have access to these sources for a variety of reasons. See Item 1, “Business,” and Item 1A, “Risk Factors.”

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2008 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We continue to take actions to reduce costs and exit unprofitable businesses, in part to improve our long-term liquidity. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility are insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as to reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for future acquisitions, business combinations or similar transactions.

As of December 31, 2007, we had actual total indebtedness of $2,581.4 million. As of December 31, 2007, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $224.8 million. As of December 31, 2007, there were no outstanding borrowings under the revolving credit facility.

As of December 31, 2007, we had cash and cash equivalents of $350.1 million primarily from cash from operations, the net cash proceeds received from the sale of Groupe Novasep and the Electronics business, less cash used for the redemption of the 2011 Notes and certain selective acquisitions.

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•        tranche A-1 term loans in an aggregate principal amount of €29.3 million (or $42.8 million at December 31, 2007) and tranche A-2 term loans in an aggregate principal amount of €127.8 million (or $186.5 million at December 31, 2007), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 1.75%;

•        tranche E term loans in an aggregate principal amount of $1,116.4 million at December 31, 2007, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.50% or (ii) ABR plus 0.75%.  For the year ended December 31, 2007, we have elected to use option (i) Adjusted LIBOR plus 1.50%;

•        tranche G term loans in an aggregate principal amount of €267.9 million (or $390.9 million at December 31, 2007) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 1.75%; and

•        a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.75% or (ii) ABR plus 1.00%.  For the year ended December 31, 2007, we have elected to use option (i) Adjusted LIBOR plus 1.75%.  As of December 31, 2007, we had no borrowings outstanding under this facility and had outstanding letters of credit of $25.2 million that reduced our availability under the credit facility.

Our leverage ratio for the twelve-month period ended December 31, 2007 was 3.86 (see further details below). In accordance with the terms of our credit agreement, the status levels which determine interest expense were reduced as of July 1, 2007.  These lower interest rates are expected to reduce annualized interest expense by approximately $5.0 million.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on December 31, 2007 of €1.00 = $1.4590. In each case, the interest rates are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

The borrowings of our indirect, wholly-owned subsidiaries, Rockwood Specialties Group, Inc. and Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

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

2014 Notes.   The 2014 Notes have an aggregate principal amount of €375.0 million ($547.1 million at December 31, 2007) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis.

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

•        a leverage ratio: for the twelve-month period ended December 31, 2007, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 5.00 to 1; for such period, our ratio equaled 3.86 to 1; and

•        an interest coverage ratio: for the twelve-month period ended December 31, 2007, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.85 to 1; for such period, our ratio equaled 3.73 to 1.

Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. Because the indenture governing the 2014 Notes defines an event of default to include, among other things, a default under any other debt obligation in excess of $35.0 million that could cause the acceleration of such obligation, any acceleration under the senior secured credit agreement would also result in a default under the indenture governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a similar cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes or other indebtedness may likewise cause the lenders to declare the principal and interest on the then outstanding senior secured credit facilities immediately due and payable.

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2007, the fixed charge coverage ratio equaled 3.73 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

We were in compliance with all of the above covenants as of December 31, 2007 and 2006.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2007	2006	2005
Net cash provided by operating activities from continuing operations	$342.6	$251.8	$237.5
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	46.3	22.6	2.4
Current portion of income tax provision	37.2	29.3	28.2
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	166.7	195.2	198.5
Restructuring and related charges (a)	12.0	5.3	15.7
CCA litigation defense costs	0.6	0.8	1.2
Systems/organization establishment expenses	4.2	10.7	3.9
Cancelled acquisition and disposal costs	2.3	1.9	1.1
Refinancing expenses	0.9	—	1.0
Inventory write-up reversal	5.7	1.1	—
Management services agreement termination fee	—	—	10.0
Bad debt provision	1.2	—	(1.6)
Gain on sale of assets	(4.7)	(0.3)	(4.4)
Other	(0.6)	(0.5)	(3.4)
Total Adjusted EBITDA (b)	$614.4	$517.9	$490.1

(a)     Includes inventory writedowns of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(b)     This amount does not include $1.8 million, $68.3 million and $51.9 million for the years ended December 31, 2007, 2006 and   2005, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007 and $37.6 million, $35.3 million and $28.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007.

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2007:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$3,491.9	$281.3	$481.3	$1,824.3	$905.0
Operating leases	71.4	17.9	22.9	11.0	19.6
Purchase obligations (b)	294.9	158.7	136.2	—	—
Total (c) (d)	$3,858.2	$457.9	$640.4	$1,835.3	$924.6

(a)     Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. This amount also includes estimated scheduled cash interest payments totaling $910.5 million. A portion of the debt balance outstanding as of December 31, 2007 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2007. See Note 11, “Long-Term Debt.”

(b)     Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)     Statutory minimum funding requirements for 2008 for defined benefit pension plans are not included as such amounts have not been determined. For 2008, the Company expects to make contributions of approximately $5.5 million to pension trusts and $18.2 million directly to plan participants as benefit payments. Future contributions are not included, as they are not fixed either as to timing or amount. See Note 14, “Employee Benefit Plans,” for further details.

(d)     Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities or assets depending on the mark to market position. At December 31, 2007, the mark to market position of obligations relating to derivative contracts was a liability and was recorded in “Other Liabilities” in the Consolidated Balance Sheet.

Liabilities for unrecognized tax benefits in the amount of $26.7 million related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year.

Capital Expenditures

Rockwood’s capital expenditures in 2007 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Specialty Chemicals, Performance Additives, and Titanium Dioxide Pigments segments.  For the year ended December 31, 2007, capital expenditures, excluding capital leases, were $194.4 million. Capital expenditures for 2008 are expected to approximate 2007 expenditure levels. For the years ended December 31, 2006 and 2005, our capital expenditures, excluding capital leases, amounted to $165.6 million and $160.7 million, respectively.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2007, our capital expenditures for SHE matters totaled approximately $29.6 million, excluding costs to maintain and repair pollution control equipment. For 2008, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws including the EU’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation.  See Note 22, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.

We are applying our capital discipline and stringent controls to reduce our future capital expenditures. Our annual capital expenditures could increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales.

Foreign currency related transactions

As of December 31, 2007, based on the exchange rate of €1.00 = $1.4590, $1,227.7 million of the debt outstanding is denominated in euros (€841.5 million). See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2007, the Company had approximately $55.6 million of letters of credit and other bank guarantees, of which $50.0 million will expire in 2008 through 2012. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.2 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

Commitments and Contingencies

See Note 22, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

•        the valuation of deferred tax assets;

•        the fair values of equity awards in determining stock-based compensation expense;

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

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

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

Initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the reporting unit for the current year and the following year budget. If a potential impairment is identified, we may expand the review to take into account expected future cash flows in subsequent years. Similarly, when we test for impairment of long-lived assets other than goodwill we initially review the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively “asset”). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of Statement of Financial Accounting Standards (“SFAS”) No. 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value. We did not recognize a goodwill impairment loss for the years ended December 31, 2007, 2006 and 2005 as a result of the impairment analysis that was performed.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the peer group multiples used in 2007 had been 10% lower, we might have had a potential goodwill impairment of $33.2 million in one of our reporting units. If the peer group multiples used in 2006 had been 10% lower, we might have had a potential goodwill impairment of $5.1 million in one of our reporting units. If the peer group multiples used in 2005 had been 10% lower, we might have had a potential goodwill impairment of $29.0 million in one of our reporting units. As noted above, if we had discovered such a potential impairment we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years, which might have resulted in a different impairment assessment.

During the fourth quarter of 2006, management performed an impairment review of a business within the Fine Chemicals division of the Specialty Chemicals segment due to poor profitability. Based on this review, an impairment charge of $2.2 million was recorded to write-down the full value of machinery and equipment.

In 2005, we reviewed for impairment the assets of our Rohner AG facility within our former Groupe Novasep reporting unit (See Note 2, “Discontinued operations,” for further details). Based on this review, it was determined that an impairment charge of $44.4 million to the remaining amount of property, plant and equipment of the Rohner facility should be recorded. As discussed, our Groupe Novasep subsidiary was sold in January 2007 and the results of this subsidiary are reported as discontinued operations in the accompanying financial statements. During 2005, we did not have any other circumstances that caused us to review the values of any other individual long-lived assets for impairment.

Business Combinations.   We account for business combinations using the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  Under the purchase method of accounting, we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

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

•        Purchase accounting often involves the same critical estimates that are required in our ordinary course of business including estimates of deferred tax assets or liabilities, pension liabilities, restructuring liabilities and legal and environmental reserves.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $40.7 million for known environmental liabilities as of December 31, 2007. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Note 22, “Commitments and Contingencies.”

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

For example, we have accrued liabilities of $14.0 million as of December 31, 2007 to cover restructuring liabilities for employee severance, facility closure and relocation costs. The portion of this accrued liability that was recorded as part of purchase accounting is not charged to operations, but was recorded as part of goodwill. In the event that our estimates of such costs are too low, an additional charge to operations would be required.

Income Taxes.

Valuation Allowance - We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized based on available evidence weighted toward evidence that is objectively verifiable. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the net deferred tax asset would increase income (or decrease goodwill for any net deferred tax assets acquired in the Dynamit Nobel Acquisition) in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

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

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2007, 2006 and 2005, and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

The worldwide valuation allowance increased by $1.4 million to $100.8 million at December 31, 2007. Of this amount, $47.2 million represents an increase to other comprehensive income, $42.2 million was reversed as a result of the reduction in U.S. deferred tax assets primarily due to the sale of the Electronics business and $1.6 million represents an increase recorded to goodwill. The remainder related to foreign currency translation adjustments.

As of December 31, 2007, we had three years of net cumulative losses in the U.K. As such, we evaluated the net deferred tax assets of approximately $16.8 million related to our U.K. entities. Our policy to determine future income available to realize the deferred tax assets is based on determining the normalized annual taxable income. Based on our steady-state analysis prepared in accordance with our policy, we had sufficient income available to utilize the deferred tax assets. The steady-state analysis prepared includes material management assumptions that relate to the appropriateness of including non-recurring permanent cost reductions as well as the impact from recent acquisitions in the U.K. Furthermore, we have identified a tax planning strategy which would reduce the amount of future losses as part of our evaluation of evidence regarding the need for a valuation allowance. Based on our steady-state analysis and available tax planning strategy, we have concluded that no valuation allowance is needed as of December 31, 2007.

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

During the first quarter of 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax provision on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax provision will not be recognized if it has less than a 50% likelihood of being sustained.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions.  As part of the adoption of FIN 48, we evaluated all tax positions taken including the existing tax liabilities recorded in accordance with SFAS No. 5, Accounting for Contingencies, and evaluated whether such tax positions would more-likely-than-not be sustained upon examination, based on the technical merits of the position.  If the position met the more-likely-than-not threshold test, we estimated the amount of the benefit that would be more than 50% likely to be sustained upon ultimate settlement.  The estimate includes management’s judgment of the amounts and probabilities of outcomes that could be realized upon ultimate settlement, taking into account all facts, circumstances, and information available at the reporting date.

Although we have a full valuation allowance on the U.S. net deferred tax assets and certain U.S. states, in accordance with FIN 48, we have evaluated the U.S. positions as well as foreign positions. Liabilities associated with positions taken as part of purchase accounting have been recorded as part of goodwill.  Based on our year-end analysis, we have recorded unrecognized tax benefits of $41.2 million on a gross basis.  The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations.  As such, actual results will differ from our estimates.

In accordance with our policy, we have offset the gross FIN 48 liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carry forwards. On a net basis, we have recorded unrecognized tax benefits of $26.7 million as of December 31, 2007.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $1.6 million in 2007.

Stock-Based Compensation.  We have a stock-based compensation plan which includes stock options, restricted stock and other stock-based awards.  See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 3, “Stock-Based Compensation,” for a complete discussion of our stock-based compensation programs.  In accordance with SFAS 123R, Share-Based Payment, we record stock-compensation expense associated with our equity awards.  The accounting for stock compensation is a critical accounting estimate, which requires judgments and assumptions that have an impact on our financial statements.

The fair value of our stock options are estimated on the date of grant using the Black-Scholes option pricing model, which includes assumptions of expected term, expected volatility and risk-free rates.   Changes in these assumptions can affect the fair value estimate. The fair value of our performance restricted stock units is estimated on the date of grant based on the closing market price of our stock.  These performance-based equity awards require management to make assumptions regarding the likelihood of achieving company-performance goals.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.  However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense.  A 10% change in our stock-based compensation expense for the year ended December 31, 2007, would have affected net income by approximately $0.4 million for the year ended December 31, 2007.

Pensions, Postemployment and Postretirement Costs. In connection with prior year acquisitions, particularly the KKR and Dynamit Nobel acquisition, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR acquisition, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our consolidated financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R). Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements

No. 87, 88, 106, and 132 (R). Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

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

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2007. The estimates were based on inquiries of the actuaries of plans representing approximately 85% of our global pension obligations as of December 31, 2007. Remaining plans are assumed to have similar sensitivities. The December 31, 2007 funded status and stockholders’ equity are affected by assumptions as of December 31, 2007 while 2007 annual pension expense is affected by December 31, 2006 assumptions:

	As of December 31, 2007
($ in millions)	U.S. Plans	Non-U.S. Plans		2007 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status (a)	Equity	Expense
+25 basis points	$1.1	$16.7	$(17.8)	$(0.3)
-25 basis points	(1.1)	(17.2)	18.3	0.4

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

To the extent that our plant and equipment actual useful lives differ from management’s estimates by 10 percent, consolidated net income would be an estimated $14.6 million higher/lower based upon 2007 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Useful lives of Other Intangible Assets. We determine the estimated useful lives and related amortization charges for our other intangible assets. Other intangible assets primarily consist of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4-20 years. Trade names and trademarks are being amortized over 25 years, customer relationships are amortized from 7-15 years and supply agreements are being amortized from 10-15 years. To the extent actual lives are less than previously estimated lives, we will increase our amortization charge or will write-off or write-down obsolete other intangible assets.

To the extent that the actual useful lives of our other intangible assets differ from management’s estimates by 10 percent, consolidated net income would be an estimated $6.7 million higher/lower based upon 2007 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” section in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

The following information has been reclassified to reflect the sale of our Groupe Novasep segment in January 2007 and the sale of the Electronics business, excluding the European wafer reclaim business, in December 2007, that have been reported as discontinued operations for all periods presented.

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (a)	Quarter (b)	Quarter	Quarter (c)
2007
Net sales	$747.7	$802.7	$778.8	$807.2
Gross profit	244.1	260.6	242.5	254.0

Net income from continuing operations	$25.0	$24.2	$20.3	$18.2
Income from discontinued operations, net of tax	4.7	3.8	4.4	6.2
Gain on sale of discontinued operations, net of tax	115.7	—	—	94.7
Minority interest in discontinued operations	(0.1)	—	—	—
Net income	$145.3	$28.0	$24.7	$119.1

Basic earnings from continuing operations	$0.34	$0.33	$0.27	$0.25
Basic earnings from discontinued operations	1.63	0.05	0.06	1.36
Basic earnings per share	$1.97	$0.38	$0.33	$1.61

Diluted earnings from continuing operations	$0.33	$0.32	$0.27	$0.24
Diluted earnings from discontinued operations	1.60	0.05	0.05	1.32
Diluted earnings per share	$1.93	$0.37	$0.32	$1.56

	First	Second	Third	Fourth
	Quarter (d)	Quarter	Quarter	Quarter
2006
Net sales	$680.1	$725.2	$692.4	$690.5
Gross profit	213.7	230.0	216.5	220.2

Net income from continuing operations	$23.4	$26.1	$11.6	$5.4
Income from discontinued operations, net of tax	19.6	12.2	6.4	3.5
Minority interest in discontinued operations	(3.0)	(1.2)	3.4	(4.4)
Net income	$40.0	$37.1	$21.4	$4.5

Basic earnings from continuing operations	$0.32	$0.35	$0.16	$0.07
Basic earnings (loss) from discontinued operations	0.22	0.15	0.13	(0.01)
Basic earnings per share	$0.54	$0.50	$0.29	$0.06

Diluted earnings from continuing operations	$0.31	$0.35	$0.15	$0.07
Diluted earnings (loss) from discontinued operations	0.22	0.14	0.14	(0.01)
Diluted earnings per share	$0.53	$0.49	$0.29	$0.06

(a)                Results in the first quarter of 2007 include a gain of $115.7 million (net of tax) related to the sale of Group Novasep on January 9, 2007.

(b)               Results in the second quarter of 2007 include a redemption premium of $14.5 million and the write off of $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007.

(c)                Results in the fourth quarter of 2007 include a gain of $94.8 million (net of tax) related to the sale of the Electronics business, excluding the European wafer reclaim business, on December 31, 2007.

(d)               Results in the first quarter of 2006 include a loss of $12.1 million related to the sale of Rohner AG in March 2006. This loss was reported as part of income from discontinued operations as Rohner AG was part of our Groupe Novasep segment that was sold in January 2007.

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

Interest Rate Risk

We had $425.1 million and $411.2 million of variable rate debt (after hedging) outstanding as of December 31, 2007 and 2006, respectively, at the then applicable exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. As of December 31, 2007, these contracts cover notional amounts of $725.0 million (at a rate of 4.499%) and €410.9 million (at rates ranging from 2.498% to 4.529%). As of December 31, 2006, these contracts cover notional amounts of $736.3 million (at rates of 3.644% and 4.499%) and €472.7 million (at rates ranging from 2.498% to 5.720%). These derivative contracts effectively convert a portion of the senior secured credit facilities to fixed rate obligations. The maturity dates of the hedges are between July 2007 and July 2008. In the third quarter of 2007, we entered into interest rate swaps that will effectively replace the swaps that will expire in 2008. These swaps become effective in July 2008 and will serve to convert a portion of our floating rate debt instruments to fixed rate obligations for the contract periods. These swaps mature between November 2009 and July 2012. We elected not to apply hedge accounting for these interest rate swaps and have recorded the mark-to-market of these derivative transactions as a component of interest expense. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual interest expense by $0.5 million in 2007 and 2006.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 52% of our net sales in 2007 generated from customers in Europe, 31% in North America (predominantly in the United States) and 17% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information.” Our diverse and extensive customer base is served by 91 manufacturing facilities in 25 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. Approximately 52% of our 2007 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

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

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of December 31, 2007 and 2006, our total euro-denominated debt equaled €841.5 million ($1,227.7 million based on the December 31, 2007 exchange rate of € 1.00=$1.4590) and €889.8 million ($1,174.4 million based on the Friday, December 29, 2006 exchange rate of € 1.00=$1.3199), respectively. A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $8.4 million and $8.9 million in 2007 and 2006, respectively, the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other income (expenses)” in our statement of operations and “accumulated other comprehensive income” in our balance sheet.

In connection with the offering of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations. In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €672.3 million at December 31, 2007; $980.9 million based on the December 31, 2007 exchange rate of €1.00=$1.4590). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials, such as copper and zinc. We have not materially hedged this commodity price exposure to date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard  No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006 and adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 29, 2008

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year ended December 31,
	2007	2006	2005
Net sales	$3,136.4	$2,788.2	$2,584.7
Cost of products sold	2,135.2	1,907.8	1,762.6
Gross profit	1,001.2	880.4	822.1
Selling, general and administrative expenses	611.7	554.1	495.3
Impairment charges	—	2.2	0.4
Restructuring charges, net	12.0	4.9	15.2
Management services agreement termination fee	—	—	10.0
Gain on sale of assets	(4.7)	(0.3)	(4.4)
Operating income	382.2	319.5	305.6
Other income (expenses):
Interest expense	(219.3)	(200.1)	(221.6)
Interest income	11.2	2.4	10.7
Loss on early extinguishment of debt	(19.1)	—	(26.5)
Refinancing expenses	(0.9)	—	(1.0)
Foreign exchange gain, net	7.8	8.6	112.2
Other, net	—	1.8	2.6
Other income (expenses), net	(220.3)	(187.3)	(123.6)
Income from continuing operations before taxes and minority interest	161.9	132.2	182.0
Income tax provision	66.3	65.7	59.7
Income from continuing operations before minority interest	95.6	66.5	122.3
Minority interest in continuing operations	(7.9)	—	—
Net income from continuing operations	87.7	66.5	122.3
Income (loss) from discontinued operations, net of tax	19.1	41.7	(29.5)
Gain on sale of discontinued operations, net of tax	210.4	—	—
Minority interest in discontinued operations	(0.1)	(5.2)	3.0
Net income	$317.1	$103.0	$95.8

Basic earnings per share:
Earnings from continuing operations	$1.19	$0.90	$2.00
Earnings (loss) from discontinued operations, net of tax	3.11	0.50	(0.45)
Basic earnings per share	$4.30	$1.40	$1.55

Diluted earnings per share:
Earnings from continuing operations	$1.15	$0.89	$1.97
Earnings (loss) from discontinued operations, net of tax	3.01	0.48	(0.45)
Diluted earnings per share	$4.16	$1.37	$1.52

Weighted average number of basic shares outstanding	73,817	73,782	59,133
Weighted average number of diluted shares outstanding	76,279	75,044	60,002

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$350.1	$27.7
Accounts receivable, net	483.7	425.9
Inventories	535.4	429.3
Deferred income taxes	22.6	6.2
Prepaid expenses and other current assets	70.7	40.1
Assets of discontinued operations	—	752.1
Total current assets	1,462.5	1,681.3
Property, plant and equipment, net	1,512.8	1,300.8
Goodwill	1,767.0	1,592.7
Other intangible assets, net	676.8	537.8
Deferred debt issuance costs, net of accumulated amortization of $31.2 and $25.4, respectively	41.1	51.3
Deferred income taxes	15.5	—
Other assets	39.2	56.0
Total assets	$5,514.9	$5,219.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293.2	$265.7
Income taxes payable	12.7	2.0
Accrued compensation	83.1	77.0
Restructuring liability	14.0	8.5
Accrued expenses and other current liabilities	165.8	178.5
Deferred income taxes	7.2	—
Senior secured revolving credit facility	—	37.0
Long-term debt, current portion	107.4	80.8
Liabilities of discontinued operations	—	213.5
Total current liabilities	683.4	863.0
Long-term debt	2,474.0	2,720.9
Pension and related liabilities	327.5	352.3
Deferred income taxes	112.5	35.4
Other liabilities	168.8	94.2
Total liabilities	3,766.2	4,065.8
Minority interest	175.3	33.6
Performance restricted stock units	1.8	—

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,989 shares issued and 73,895 shares outstanding at December 31, 2007; 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at December 31, 2006)	0.7	0.7
Paid-in capital	1,156.2	1,151.8
Accumulated other comprehensive income	371.0	234.0
Retained earnings (deficit)	45.1	(264.6)
Treasury stock, at cost	(1.4)	(1.4)
Total stockholders’ equity	1,571.6	1,120.5
Total liabilities and stockholders’ equity	$5,514.9	$5,219.9

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317.1	$103.0	$95.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(19.1)	(41.7)	29.5
Gain on sale of discontinued operations, net of tax	(210.4)	—	—
Minority interest in discontinued operations	0.1	5.2	(3.0)
Depreciation and amortization	212.7	175.4	157.4
Deferred financing costs amortization	9.2	9.6	10.7
Loss on early extinguishment of debt (including $4.9 and $13.4 of noncash write-offs on deferred financing costs for the years ended December 31, 2007 and 2005, respectively)	19.1	—	26.5
Foreign exchange gain	(7.8)	(8.6)	(112.2)
Non-cash interest expense on pay-in-kind loans	—	—	24.1
Fair value adjustment of derivatives	32.2	(7.2)	(22.4)
Bad debt provision	(1.2)	—	1.6
Stock-based compensation	3.9	—	—
Deferred income taxes	29.1	36.4	31.5
Impairment charges and gain on sale of assets	(4.7)	2.0	(0.9)
Minority interest in continuing operations	7.9	—	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	7.0	(20.9)	(30.3)
Inventories, including inventory write-up reversal	(34.3)	(29.4)	(21.5)
Prepaid expenses and other assets	(18.6)	20.6	19.6
Accounts payable	2.5	6.1	46.8
Income taxes payable	(2.8)	(0.5)	4.7
Accrued expenses and other liabilities	0.7	1.8	(20.4)
Net cash provided by operating activities of continuing operations	342.6	251.8	237.5
Net cash provided by operating activities of discontinued operations	25.9	50.8	20.1
Net cash provided by operating activities	368.5	302.6	257.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(240.1)	(45.7)	(76.5)
Post closing purchase price consideration	—	—	(16.1)
Capital expenditures, excluding capital leases	(194.4)	(165.6)	(160.7)
Proceeds from formation of Viance joint venture, net	73.0	—	—
Proceeds on sale of assets	14.2	4.3	8.5
Net cash used in investing activities of continuing operations	(347.3)	(207.0)	(244.8)
Net cash provided by (used in) investing activities of discontinued operations, including sale proceeds of $731.7 in 2007	724.9	(41.8)	(31.8)
Net cash provided by (used in) investing activities	377.6	(248.8)	(276.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.5	—	471.4
Stock issuance	—	0.1	(33.8)
Proceeds from senior secured credit facilities	—	239.1	361.0
Repayment of 2011 Notes	(273.4)	—	—
Repayment of senior secured credit facilities	(57.1)	(275.6)	(338.4)
Repayment of senior secured credit facilities revolver	(37.0)	—	—
Long-term debt repayments from IPO proceeds	—	—	(370.7)
Payments on other long-term debt	(24.1)	(20.1)	(12.1)
Redemption of redeemable convertible preferred stock from IPO proceeds	—	—	(38.5)
Financing costs	—	—	(1.4)
Distribution to minority shareholder	(7.2)	—	—
Payments related to early extinguishment of debt	(14.5)	—	(13.2)
Net cash (used in) provided by financing activities of continuing operations	(411.8)	(56.5)	24.3
Net cash used in financing activities of discontinued operations	—	(46.2)	(15.4)
Net cash (used in) provided by financing activities	(411.8)	(102.7)	8.9

Effect of exchange rate changes on cash and cash equivalents	(10.3)	(13.8)	1.0
Net increase (decrease) in cash and cash equivalents	324.0	(62.7)	(9.1)
Less (increase) decrease in cash and cash equivalents from discontinued operations, net (a)	(1.6)	(10.1)	18.3
Increase (decrease) in cash and cash equivalents from continuing operations	322.4	(72.8)	9.2
Cash and cash equivalents of continuing operations, beginning of period	27.7	100.5	91.3
Cash and cash equivalents of continuing operations, end of period	$350.1	$27.7	$100.5

(a) - Net of sale proceeds of $731.7 in 2007 and net of intercompany transfers of $16.9, $(47.3) and $(8.8) for the years ended December 31, 2007, 2006 and 2005, respectively

Supplemental disclosures of cash flow information:
Interest paid, net	$174.7	$148.0	$204.7
Income taxes paid, net of refunds	$39.9	$31.2	$23.6
Non-cash investing activities:
Acquisition of equipment under capital leases	$1.4	$1.0	$9.3
(Decrease) increase in liabilities for property, plant and equipment	$(0.9)	$0.8	$4.8

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions; shares in thousands)

				Accumulated
				Other	Retained		Treasury
	Common Stock		Paid-in	Comprehensive	Earnings	Comprehensive	Stock			Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Income (Loss)	Shares	Amount	Other	Equity
BALANCE, JANUARY 1, 2005	50,310	$0.5	$718.6	$370.4	$(463.4)		94	$(1.4)	$(0.7)	$624.0
Issuance of common stock	23,469	0.2	471.2	—	—		—	—	—	471.4
Stock issuance costs	—	—	(33.8)	—	—		—	—	—	(33.8)
Redeemable convertible preferred redemption accretion	—	—	(4.3)	—	—		—	—	—	(4.3)
Minimum pension liability, net of tax	—	—	—	(16.1)	—	$(16.1)	—	—	—	(16.1)
Foreign currency translation	—	—	—	(163.4)	—	(163.4)	—	—	—	(163.4)
Intercompany foreign currency loans	—	—	—	(183.7)	—	(183.7)	—	—	—	(183.7)
Net investment hedges, net of tax	—	—	—	45.4	—	45.4	—	—	—	45.4
Cash flow hedges, net of tax	—	—	—	(0.6)	—	(0.6)	—	—	—	(0.6)
Net income	—	—	—	—	95.8	95.8	—	—	—	95.8
Comprehensive loss						$(222.6)
BALANCE, DECEMBER 31, 2005	73,779	0.7	1,151.7	52.0	(367.6)		94	(1.4)	(0.7)	834.7
Issuance of common stock	6	—	0.1	—	—		—	—	—	0.1
Deferred compensation	—	—	—	—	—		—	—	0.7	0.7
Minimum pension liability, net of tax	—	—	—	20.7	—	20.7	—	—	—	20.7
Effect of adoption of SFAS No. 158, net of tax	—	—	—	(11.3)	—	—	—	—	—	(11.3)
Foreign currency translation	—	—	—	147.4	—	147.4	—	—	—	147.4
Intercompany foreign currency loans	—	—	—	131.7	—	131.7	—	—	—	131.7
Net investment hedges, net of tax	—	—	—	(107.1)	—	(107.1)	—	—	—	(107.1)
Cash flow hedges, net of tax	—	—	—	0.6	—	0.6	—	—	—	0.6
Net income	—	—	—	—	103.0	103.0	—	—	—	103.0
Comprehensive income						$296.3
BALANCE, DECEMBER 31, 2006	73,785	0.7	1,151.8	234.0	(264.6)		94	(1.4)	—	1,120.5
Issuance of common stock	110	—	1.5	—	—		—	—	—	1.5
Deferred compensation	—	—	4.7	—	—		—	—	—	4.7
Performance restricted stock units	—	—	(1.8)	—	—		—	—	—	(1.8)
Pension related adjustments, net of tax	—	—	—	36.7	—	36.7	—	—	—	36.7
Effect of adoption of FIN No. 48	—	—	—	—	(7.4)	—	—	—	—	(7.4)
Foreign currency translation	—	—	—	177.6	—	177.6	—	—	—	177.6
Foreign currency translation of entities sold, primarily Electronics business	—	—	—	(35.8)	—	(35.8)	—	—	—	(35.8)
Intercompany foreign currency loans	—	—	—	66.8	—	66.8	—	—	—	66.8
Net investment hedges, net of tax	—	—	—	(108.3)	—	(108.3)	—	—	—	(108.3)
Net income	—	—	—	—	317.1	317.1	—	—	—	317.1
Comprehensive income						$454.1
BALANCE, DECEMBER 31, 2007	73,895	$0.7	$1,156.2	$371.0	$45.1		94	$(1.4)	$—	$1,571.6

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

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (the “Dynamit Nobel Acquisition”). The businesses acquired are focused on highly specialized markets and consist of: titanium dioxide pigments; surface treatment and lithium chemicals; and advanced ceramics.

On August 22, 2005, the Company completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option.

On November 16, 2007, funds affiliated with KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and certain management stockholders sold an aggregate of 10 million shares of the Company’s common stock. On December 7, 2007, these stockholders sold an additional aggregate amount of 125,915 shares of common stock as a result of the underwriters’ partial exercise of the over-allotment option. Prior to this offering, affiliates of KKR owned approximately 50.9% of our common stock on an undiluted basis. As a result of this offering, effective November 16, 2007, affiliates of KKR control less than a majority of the voting power of our outstanding common stock and as a result, we are no longer considered a “controlled company” under NYSE rules.

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary and on December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business.

Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The results of operations and cash flows of the rheological additives and carbonless developers businesses of Süd-Chemie AG are not included in the year ended December 31, 2005 as the acquisition was completed on December 30, 2005. The financial position of these businesses is included in the Consolidated Balance Sheets as of December 31, 2007 and 2006. See Note 5, “Acquisitions.”

The results of operations and cash flows of the global color pigments business of Elementis plc are included in the year ended December 31, 2007 as the acquisition was completed on August 31, 2007. The results of this business prior to the acquisition date of August 31, 2007 are not included in the consolidated financial statements for the year ended December 31, 2007. The financial position of this business is included in the Consolidated Balance Sheets as of December 31, 2007. See Note 5, “Acquisitions.”

As noted above, Groupe Novasep was sold in January 2007 and the Electronics business, excluding its European wafer reclaim business, was sold in December 2007. As a result, the Company’s financial statements have been reclassified to reflect the Groupe Novasep subsidiary and the Electronics business sold as a discontinued operation for the periods presented. The European wafer reclaim business retained is reported in the “Corporate and other” category for segment reporting purposes. The Groupe Novasep subsidiary and the Electronics business, including the wafer reclaim business, represented two of our reportable segments.

The Company’s minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally Viance, LLC) that are consolidated but less than 100% owned.  See Note 6, “Viance, LLC Joint Venture,” for further details.  In the Consolidated Balance Sheets, the minority interest balance as of December 31, 2006 relates to the former Groupe Novasep segment that was sold in January 2007.

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

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its five reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components and (5) Specialty Compounds, which consists of plastic compounds.

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

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and OEM customers, with the largest concentration in Europe, and the United States. No single customer accounted for more than 2% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts. See Note 11, “Long-Term Debt,” and “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of estimates used.

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

	Year Ended December 31,
($ in millions)	2007	2006
Balance, January 1	$9.0	$8.9
Additions charged to expense	0.7	0.9
Write-offs, net of recoveries	(1.9)	(0.9)
Other (a)	1.2	0.1
Balance, December 31	$9.0	$9.0

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

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2007, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2007 and 2006.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments.  These loans are all related to intercompany debt arrangements. As of December 31, 2007, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million ($757.8 million using the December 31, 2007 exchange rate of €1.00 = $1.4590) of intercompany loans.

Advertising—The Company expenses advertising costs as incurred.

Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $45.5 million in 2007, $40.5 million in 2006 and $42.6 million in 2005.

Accounting for Shipping and Handling Costs—The Company records shipping and handling costs in cost of products sold and records shipping and handling costs billed to customers in net sales.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Note 7, “Inventories.”

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 8, “Property, Plant and Equipment.”

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

Loss on Early Extinguishment of Debt—In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes. In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.3 million of deferred financing costs associated with the debt repaid in connection with the IPO.

Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. See Note 9, “Goodwill,” for details of goodwill activity by segment.

Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4-20 years. Trade names and trademarks are being amortized over 25 years, customer relationships are being amortized over periods ranging from 7-15 years and supply agreements are being amortized over periods ranging from 10-15 years. See Note 10, “Other Intangible Assets.”

Impairment Accounting—The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. See Note 18, “Impairment Charges.”

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

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 11, “Long-Term Debt.”

Derivatives—The Company accounts for derivatives based on SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See the “Comprehensive Income” section of this Note and Note 21, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

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

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each. See Note 11, “Long-Term Debt” for additional information concerning these transactions. In addition, see discussion of “Redeemable convertible preferred stock” below.

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

Further, the 12% senior discount notes, issued by the Company’s indirect subsidiary, Rockwood Specialties International, Inc., were held by affiliates of KKR. As a result of the completion of the IPO, the Company used $89.2 million of the proceeds to redeem the outstanding principal amount of the senior discount notes (including accreted and unpaid interest). Interest on the senior discount notes was $6.5 million for the year ended December 31, 2005.

Credit Suisse, an affiliate of DLJMB, served as an underwriter in the secondary offering of the Company’s common stock by certain selling stockholders in November 2007. The Company did not receive any proceeds in that offering or pay any commissions. Also, from time to time, Credit Suisse provides the Company with advisory services in connection with acquisitions and divestitures. For example, the Company paid fees of $3.2 million for advice in 2007 on various financial transactions primarily in connection with the sale of the Electronics business.

Income Taxes—Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $44.1 million. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. Previously, accrued income tax liabilities were classified as current liabilities. As a result of the initial implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

($ in millions)
Increase in accumulated deficit (cumulative effect)	$7.4
Additional deferred tax assets	3.5
Reduction in goodwill	(9.9)
Increase in liability	$1.0

In accordance with FIN 48, the Company records liabilities for uncertain tax benefits net of deferred tax assets associated with tax loss carryforwards for liabilities arising in the same year as the asset and for liabilities arising in different years from the asset, provided that the related tax loss can be carried back or forward to offset the liability.

In accordance with SFAS No. 109, Paragraph 140, the Company has allocated a tax benefit to its U.S. loss from continuing operations, offset by an equal tax provision charged to discontinued operations.  When a tax jurisdiction has a loss from continuing operations and income from other items on a net basis, the Company’s policy is to allocate a tax benefit from continuing operations to the other items of income on a pro-rata basis.

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

•                        Taxable income in prior carry back year (s) if carry back is permitted under the tax law.

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

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, minimum pension liability adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt. See Note 21, “Accumulated Other Comprehensive Income.”

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

Reclassifications—Certain prior year amounts related to reporting the sale of Groupe Novasep and the Electronics business, excluding the European wafer reclaim business, as discontinued operations, have been reclassified to conform to current year classification.

Redeemable convertible preferred stock—During 2003, the Company issued redeemable convertible preferred stock to an affiliate of KKR. As a result of the completion of the IPO, the Company used $38.5 million of the proceeds to redeem all outstanding shares of the redeemable convertible preferred stock, including a redemption premium and accumulated and unpaid dividends. See Note 16, “Redeemable Convertible Preferred Stock.”

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

The Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date it first filed its registration statement with the SEC. The compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan caused income from continuing operations before taxes and minority interest to decrease by $3.9 million and less than $0.1 million for the years ended December 31, 2007 and 2006, respectively.

As discussed in Note 3, “Stock-Based Compensation,” the Company granted additional stock options and performance restricted stock units in 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The performance restricted stock units granted in May 2007 contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units have been recorded as mezzanine equity (outside of permanent equity) in the Consolidated Balance Sheets as of December 31, 2007.

For stock options granted prior to the adoption of SFAS No. 123R, the Company applied APB Opinion 25 to account for its stock-based awards. If compensation cost for the Company’s stock option plans had been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure , the Company’s net earnings and earnings per share would have been as follows:

Year Ended
December 31,
($ in millions, except per share amounts)	2005
Net income, as reported	$95.8
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1.7)
Pro forma net income	94.1
Redeemable convertible preferred stock dividends	(4.3)
Pro forma net income applicable to common shareholders	$89.8

Earnings per common share, as reported:
Basic	$1.55
Diluted	$1.52

Pro forma earnings per common share:
Basic	$1.52
Diluted	$1.50

Recent Accounting Pronouncements—The Company adopted the following accounting pronouncements:

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R), was issued. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans as of December 31, 2006. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008. The Company currently measures its funded status as of the date of the Company’s fiscal year-end consolidated balance sheet for most of its plans.

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

In July 2006, FIN No. 48, Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  See Note 12, “Income Taxes,” for further details on the impact of adopting FIN 48.

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

The following represents the impact of other recently issued accounting pronouncements:

In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Certain provisions of this standard are effective for the Company as of January 1, 2008. However, the FASB has deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities. The Company does not believe the provisions of SFAS No. 157 will have a material impact on its financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, was issued. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value and permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the Company as of January 1, 2008.  The Company adopted this standard on January 1, 2008.  However, the Company has elected not to measure any instruments at fair value.

In December 2007, SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) was issued, which replaces FASB Statement No. 141, Business Combinations. FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for the Company as of January 1, 2009.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued. Per this statement, the accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also applies to entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact this statement will have on its financial statements primarily relating to its Viance, LLC joint venture.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which provided interpretive guidance regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment. SAB 110 is effective for share options granted as of January 1, 2008. SAB 110 extended the use of the simplified method beyond December 31, 2007, under certain circumstances, which included not having sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time a company’s equity shares have been publicly traded. As Rockwood became a public company in August 2005, there is not sufficient historical exercise data available to estimate expected term. As a result, the Company will continue to use the “simplified” method to estimate expected term for share option grants until more relevant detailed information becomes widely available.

2. DISCONTINUED OPERATIONS:

On December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business, for $315.6 million, subject to a potential post-closing adjustment. In connection with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s financial statements have been reclassified to reflect the Electronics business sold as a discontinued operation for all periods presented. Operating results of the discontinued operations of the Electronics business sold are as follows:

	Year ended December 31,
($ in millions)	2007	2006	2005
Net sales	$201.9	$187.0	$157.4
Cost of products sold	149.4	137.4	114.4
Gross profit	52.5	49.6	43.0
Selling, general and administrative expenses	28.8	30.5	27.4
Restructuring charges	—	0.3	0.2
(Gain) loss on sale of business/assets	(106.8)	0.1	—
Operating income	130.5	18.7	15.4
Other income (expenses):
Interest income	0.8	2.0	1.6
Loss on early extinguishment of debt	(0.3)	—	(0.1)
Foreign exchange (loss) gain, net	(0.5)	—	2.3
Other income (expenses), net	—	2.0	3.8
Income before taxes	130.5	20.7	19.2
Income tax provision	17.1	6.9	4.5
Net income	$113.4	$13.8	$14.7

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary. The transaction was valued at approximately €425 million, which included the repayment of third party and intercompany indebtedness. In connection with SFAS No. 144, the Company’s financial statements have been reclassified to reflect the Groupe Novasep subsidiary as a discontinued operation for all periods presented. Operating results of the discontinued operations of the Groupe Novasep subsidiary are as follows:

	Year ended December 31,
($ in millions)	2007	2006	2005
Net sales	$8.9	$355.7	$379.1
Cost of products sold	7.0	266.0	290.3
Gross profit	1.9	89.7	88.8
Selling, general and administrative expenses	1.1	54.3	75.9
Impairment charges	—	—	44.7
Restructuring charges	—	—	(1.5)
(Gain) loss on sale of business/assets	(117.7)	11.3	—
Operating income (loss)	118.5	24.1	(30.3)
Other income (expenses):
Interest expense, net	(0.3)	(4.1)	(6.3)
Foreign exchange gain, net	—	0.7	0.1
Other	—	(4.9)	(0.1)
Other income (expenses), net	(0.3)	(8.3)	(6.3)
Income (loss) before taxes and minority interest	118.2	15.8	(36.6)
Income tax provision (benefit)	2.1	(12.1)	7.6
Net income (loss) before minority interest	116.1	27.9	(44.2)
Minority interest	(0.1)	(5.2)	3.0
Net income (loss)	$116.0	$22.7	$(41.2)

The carrying values of the assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets at December 31, 2006 are as follows:

($ in millions)	Groupe Novasep	Electronics	Total
ASSETS
Cash and cash equivalents	$11.8	$—	$11.8
Accounts receivable, net	82.5	37.5	120.0
Inventories	79.3	16.1	95.4
Deferred income taxes	(12.5)	3.6	(8.9)
Prepaid expenses and other current assets	13.2	3.0	16.2
Property, plant and equipment, net	203.7	74.1	277.8
Goodwill	28.6	125.0	153.6
Other intangible assets, net	79.2	1.8	81.0
Deferred debt issuance costs, net	—	0.3	0.3
Other assets	4.8	0.1	4.9
Total assets to be disposed	$490.6	$261.5	$752.1
LIABILITIES
Accounts payable	$34.3	$24.6	$58.9
Income taxes payable	6.6	(1.8)	4.8
Accrued compensation	18.8	8.9	27.7
Accrued expenses and other current liabilities	38.3	2.2	40.5
Long-term debt, including current portion	45.6	—	45.6
Pension and related liabilities	14.3	0.7	15.0
Deferred income taxes	7.5	7.8	15.3
Other liabilities	5.7	—	5.7
Total liabilities to be disposed	$171.1	$42.4	$213.5

The Company received net cash proceeds of $420.7 million and $311.0 million in 2007 from the sale of Groupe Novasep and the Electronics business, excluding the European wafer reclaim business, respectively. These proceeds were reported as net cash provided by investing activities of discontinued operations for the year ended December 31, 2007 in the Company’s Consolidated Statements of Cash Flows. The net gain on the Groupe Novasep sale recorded in the first quarter of 2007 was $115.6 million (net of $2.1 million of German taxes) and the net gain on the sale of the Electronics business, excluding the European wafer reclaim business, recorded in the fourth quarter of 2007 was $94.8 million (net of $12.0 million of taxes).

In late 2005, Rockwood decided to substantially downsize the operations of Rohner AG (“Rohner”). This decision was driven by a number of factors, including, in particular, continued capacity utilization issues as a result of the loss of a key customer in 2003 and the inability to replace this lost volume with comparable profitable volume. The downsizing included a review of Rockwood’s strategic options for this business including potential sale or closure. The Company recorded a full impairment charge at the end of 2005 with respect to Rohner’s long-term assets, primarily property, plant and equipment, totaling $44.7 million due to these actions. On March 9, 2006, after exploring several alternatives, the Company sold all of the capital stock of Rohner for a nominal price. Until that time, Rohner had been a subsidiary in the Company’s Groupe Novasep segment.

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

In connection with the sale of Rohner AG, a subsidiary in the Company’s former Groupe Novasep segment, the Company recorded a pre-tax loss of $11.5 million in 2006, representing consideration given less the remaining net liabilities of Rohner, which were transferred to the purchaser.

3. STOCK-BASED COMPENSATION:

The Company has in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, the Company may grant stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allow employees and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan. The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan, as discussed below, caused income from continuing operations before taxes and minority interest to decrease by $3.9 million and less than $0.1 million for the years ended December 31, 2007 and 2006, respectively.

Restricted Stock—Restricted stock of the Company can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. In May 2007, the Company granted 225,208 performance restricted stock units to management and key employees, which will vest on December 31, 2009 as long as the employee continues to be employed by the Company on such date and upon the achievement of certain performance targets as approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the Company’s achievement of specified performance criteria over the period January 1, 2007 – December 31, 2009. Certain employees have “company-wide performance targets,” for which vesting is  based on the achievement of specified annualized Adjusted EBITDA and earnings per share growth levels, while others have “divisional performance targets” for which vesting is based on a particular division’s achievement of annualized Adjusted EBITDA growth. The Company granted a “target amount” of performance restricted stock units, whereby if the specified performance target is met, such shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 200% of the share targeted units granted based upon performance versus the target. The compensation cost related to restricted stock units of the Company caused income from continuing operations before taxes and minority interest to decrease by $1.8 million and less than $0.1 million for the years ended December 31, 2007 and 2006, respectively. The total tax benefit recognized related to restricted stock was $0.2 million for the year ended December 31, 2007. The weighted average grant date fair value of the restricted shares granted in 2007 and 2006 were $31.94 and $20.70, respectively, per stock unit. As of December 31, 2007, there was $6.0 million of unrecognized compensation cost related to restricted stock units determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

A summary of the status of the Company’s nonvested restricted stock granted pursuant to the Plan at December 31, 2007 and 2006 and changes during the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price
	(‘000)
Nonvested at December 31, 2006	1	$20.70
Granted	225	31.94
Nonvested at December 31, 2007	226	$31.89

In December 2007, the Company awarded 167,951 performance restricted stock units to management and key employees which will vest on December 31, 2010 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2008 – December 31, 2010. However, in accordance with SFAS No. 123R, the Company did not recognize any compensation cost in 2007 for this issuance because the performance measures that will form the basis for vesting of these restricted stock units were not known as of December 31, 2007. These performance measures are set once the audit of the Company’s financial statements for 2007 is complete, at which point compensation cost for these awards is determined.

Stock Purchase—Eligible employees and directors can purchase shares of the Company’s common stock at prices as determined by its board of directors. Under the Plan, the Company sold 4,106 shares during the year ended December 31, 2006 at the fair market value of the stock ($20.70 per share) based on the closing price of the stock on the New York Stock Exchange on the date of purchase for gross proceeds of approximately $0.1 million. There were no stock purchases by eligible employees and directors in 2007.

Board of Directors Stock Grant—The Company granted 4,000 shares of its common stock to its independent directors during the year ended December 31, 2007. Compensation cost related to this stock grant caused income from continuing operations before taxes and minority interest and net income to decrease by $0.1 million for the year ended December 31, 2007.

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

•                        Time-Based Stock Options - Time options granted prior to 2004 have a life of ten years from the date of grant and vest as follows: 10% in year one, 10% in year two, 25% in year three, 25% in year four and 30% in year five. Time options granted in 2004 have a life of ten years from the date of grant and vest in installments of 20% on each of the first five anniversaries of the grant date. Time options granted in May 2007 have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31, 2006 and time options granted in December 2007 have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31, 2007. In 2007, the Company granted 1,023,751 time-based stock options (515,819 in May 2007 and 507,932 in December 2007) to management and key employees under the Plan.

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

The compensation cost related to stock options of the Company caused income from continuing operations before taxes and minority interest to decrease by $2.0 million and $0.1 million in the years ended December 31, 2007 and 2006, respectively. The total tax benefit recognized related to stock options was $0.3 million and less than $0.1 million in the years ended December 31, 2007 and 2006, respectively. As noted in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company is recording compensation cost for the nonvested portion of awards issued after February 2005, which is the date the Company first filed a registration statement with the SEC.

As of December 31, 2007, there was $8.7 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The weighted-average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $10.41, $9.46 and

$8.74, respectively. The fair value of stock options granted in the years ended December 31, 2007, 2006 and 2005 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Year ended December 31,
	2007	2006	2005
Expected term (in years)	4.5	6.8	6.7
Expected volatility	30%	30%	35%
Risk-free rate	4.2%	4.8%	4.3%
Expected dividends	N/A	N/A	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining expected term of an employee share option (in accordance with SAB No. 107 and 110). As Rockwood became a public company in August 2005, there is not a long period of history of the Company’s share price. As a result, the Company’s expected term was based on the simplified method and its expected volatility was based on the expected volatilities of comparable peer companies that are publicly traded. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are not applicable as the Company currently does not pay and does not expect to pay a dividend on its shares.

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $2.1 million and less than $0.1 million, respectively. Cash received from option exercises during 2007 was less than $1.5 million. The total tax benefit realized from options exercised in 2007 was $0.5 million. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $3.4 million and $2.0 million, respectively.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2007 and 2006 and changes during the year ended December 31, 2007 is presented below:

		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual Term	Aggregate Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2006	3,838	$14.69
Granted	1,032	32.16
Exercised	(106)	14.61
Forfeited	(34)	14.61
Outstanding at December 31, 2007	4,730	$18.50	5.56	$69.6

Options vested at December 31, 2007 and expected to vest in the future (a)	4,568	$18.47	4.81	$67.4

Options exercisable at December 31, 2007	2,549	$15.82	5.17	$44.3

(a)                The number of options expected to vest takes into account an estimate of expected forfeitures.

4. SEGMENT INFORMATION:

Rockwood operates in five reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The five segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of color pigments and services, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; and (5) Specialty Compounds.

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation and fees relating to the implementation of a new consolidation software system, interest expense on external debt, foreign exchange losses or gains, refinancing expenses related to external debt and initial public offering related expenses. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The “Corporate and other” classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the European wafer reclaim business. The European wafer reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in Europe. This business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
($ in millions)	Specialty Chemicals	Performance Additives	Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Corporate and other	Consolidated (a)
Year ended December 31, 2007
Net sales	$1,082.9	$832.7	$479.9	$452.5	$276.6	$11.8	$3,136.4
Total Adjusted EBITDA	262.2	153.8	91.6	128.1	34.3	(55.6)	614.4
Capital expenditures	63.5	36.3	41.1	31.2	17.6	4.7	194.4
Year ended December 31, 2006
Net sales	$918.3	$766.3	$441.1	$389.6	$251.0	$21.9	$2,788.2
Total Adjusted EBITDA	206.6	134.1	88.5	104.8	31.7	(47.8)	517.9
Capital expenditures	52.7	26.2	36.5	32.5	3.8	13.9	165.6
Year ended December 31, 2005
Net sales	$842.0	$680.7	$430.5	$369.6	$237.5	$24.4	$2,584.7
Total Adjusted EBITDA	174.2	148.3	86.6	93.8	29.5	(42.3)	490.1
Capital expenditures	39.6	21.8	36.5	46.0	4.1	12.7	160.7

			Titanium
	Specialty Chemicals	Performance Additives	Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Corporate and other (b)	Eliminations (c)	Consolidated (d)
Identifiable assets as of: December 31, 2007	$1,900.1	$1,384.4	$801.4	$843.6	$281.8	$462.7	$(159.1)	$5,514.9
December 31, 2006	1,624.8	1,041.8	738.2	749.5	272.2	148.3	(107.0)	4,467.8

(a)                This amount does not include $1.8 million, $68.3 million and $51.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007 and $37.6 million, $35.3 million and $28.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007.

(b)               This includes $47.4 million and $41.0 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at December 31, 2007 and 2006, respectively.

(c)                Amounts contained in the “Eliminations” column represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate and other segment’s identifiable assets.

(d)               This amount does not include $490.6 million and $261.5 million of identifiable assets at December 31, 2006 from the former Groupe Novasep segment (which was sold on January 9, 2007) and former Electronics business (which was sold on December 31, 2007), respectively. Total identifiable assets including these amounts were $5,219.9 million at December 31, 2006.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2007	2006	2005
Net sales:
Germany	$1,298.6	$1,140.6	$1,062.6
United States	923.7	915.6	861.6
Rest of Europe	655.1	515.1	481.1
Rest of World	259.0	216.9	179.4
	$3,136.4	$2,788.2	$2,584.7

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2007	2006
Long-lived assets:
Germany	$798.7	$700.3
Rest of Europe	261.5	224.1
United States	243.4	212.9
Rest of World	209.2	163.5
	$1,512.8	$1,300.8

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indentures governing the 2011 Notes (which was terminated when the 2011 Notes were redeemed in May 2007) and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. See Note 11, “Long-term Debt,” for information regarding the redemption of the 2011 Notes.

The Company uses Adjusted EBITDA on a segment basis to assess its operating performance. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes and minority interest as the most comparable GAAP measure.

The following table presents a reconciliation of income before taxes to Adjusted EBITDA on a segment GAAP basis:

			Titanium
($ in millions)	Specialty Chemicals	Performance Additives	Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Corporate and other	Consolidated
Year ended December 31, 2007
Income (loss) from continuing operations before taxes and minority interest	$165.4	$63.4	$12.7	$50.9	$11.8	$(142.3)	$161.9
Interest expense (a)	42.0	22.1	32.4	33.8	9.4	79.6	219.3
Interest income	—	(1.3)	(0.2)	0.3	(0.3)	(9.7)	(11.2)
Depreciation and amortization	54.4	56.4	44.6	40.5	11.2	5.6	212.7
Restructuring charges, net	2.6	2.2	—	2.5	—	4.7	12.0
CCA litigation defense costs	—	0.6	—	—	—	—	0.6
Systems/organization establishment expenses	(0.4)	2.8	—	1.1	0.6	0.1	4.2
Cancelled acquisition and disposal costs	0.1	0.1	1.6	—	0.5	—	2.3
Inventory write-up reversal	0.1	5.5	—	0.1	—	—	5.7
Refinancing expenses	—	—	—	—	—	0.9	0.9
Loss on early extinguishment of debt	—	1.9	—	—	1.1	16.1	19.1
(Gain) loss on sale of assets	(0.2)	0.2	0.5	—	—	(5.2)	(4.7)
Foreign exchange gain, net	(0.6)	(0.2)	—	(1.2)	—	(5.8)	(7.8)
Other	(1.2)	0.1	—	0.1	—	0.4	(0.6)
Total Adjusted EBITDA (b)	$262.2	$153.8	$91.6	$128.1	$34.3	$(55.6)	$614.4
Year ended December 31, 2006
Income (loss) from continuing operations before taxes and minority interest	$110.1	$73.1	$23.1	$36.4	$12.5	$(123.0)	$132.2
Interest expense (a)	49.3	14.8	29.1	31.6	9.6	65.7	200.1
Interest income	(4.6)	(1.6)	(0.3)	(0.1)	(0.2)	4.4	(2.4)
Depreciation and amortization	47.5	42.5	38.2	33.1	8.7	5.4	175.4
Impairment charges	2.2	—	—	—	—	—	2.2
Restructuring charges, net (c)	2.0	1.2	—	1.1	—	1.0	5.3
CCA litigation defense costs	—	0.8	—	—	—	—	0.8
Systems/organization establishment expenses	0.1	1.3	—	1.3	0.9	7.1	10.7
Cancelled acquisition and disposal costs	1.0	0.1	—	—	—	0.8	1.9
Inventory write-up reversal	—	0.8	—	0.1	0.2	—	1.1
Loss (gain) on sale of assets	0.3	0.4	0.1	0.1	—	(1.2)	(0.3)
Foreign exchange loss (gain), net	0.4	0.1	—	—	—	(9.1)	(8.6)
Other	(1.7)	0.6	(1.7)	1.2	—	1.1	(0.5)
Total Adjusted EBITDA (b)	$206.6	$134.1	$88.5	$104.8	$31.7	$(47.8)	$517.9
Year ended December 31, 2005
Income (loss) from continuing operations before taxes and minority interest	$89.4	$85.9	$20.2	$34.1	$22.3	$(69.9)	$182.0
Interest expense (a)	40.4	26.0	30.9	34.0	—	90.3	221.6
Interest income	(4.2)	(5.4)	(0.1)	(3.9)	(1.6)	4.5	(10.7)
Depreciation and amortization	44.7	33.2	36.2	29.8	8.3	5.2	157.4
Impairment charges	—	0.4	—	—	—	—	0.4
Restructuring charges, net (c)	4.2	6.3	—	2.6	(0.1)	2.7	15.7
CCA litigation defense costs	—	1.1	—	—	—	0.1	1.2
Systems/organization establishment expenses	(0.1)	0.3	—	0.1	—	3.6	3.9
Cancelled acquisition and disposal costs	—	0.2	—	—	—	0.9	1.1
Refinancing expenses	—	—	—	—	—	1.0	1.0
Management services agreement termination fee (d)	—	—	—	—	—	10.0	10.0
Loss on early extinguishment of debt (d)	—	1.1	—	—	0.6	24.8	26.5
(Gain) loss on sale of assets	(1.7)	0.2	—	(2.9)	—	—	(4.4)
Foreign exchange loss (gain), net	1.9	(1.0)	—	—	—	(113.1)	(112.2)
Other	(0.4)	—	(0.6)	—	—	(2.4)	(3.4)
Total Adjusted EBITDA (b)	$174.2	$148.3	$86.6	$93.8	$29.5	$(42.3)	$490.1

(a)                Includes (losses) gains of $(32.2) million, $7.2 million and $22.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $1.8 million, $68.3 million and $51.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007 and $37.6 million, $35.3 million and $28.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007.

(c)                Includes inventory writedowns of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(d)               For the year ended December 31, 2007, a redemption premium of $14.5 million was paid and $4.6 million of deferred financing costs were written off in connection with the redemption of the 2011 Notes. In connection with the IPO in 2005, the management services agreement with the affiliates of KKR and DLJMB was terminated for $10.0 million. In addition, a redemption premium of $13.2 million was paid in connection with the repayment of long-term debt and deferred financing costs of $13.3 million were written off.

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

•                     Restructuring and related charges:   Restructuring charges of $12.0 million, $5.3 million and $15.7 million (including $0.4 million and $0.5 million of charges recorded in cost of products sold in the Consolidated Statements of Operations in 2006 and 2005, respectively) were recorded in 2007, 2006 and 2005, respectively, for miscellaneous restructuring activities, including facility closures and headcount reductions (see Note 19, “Restructuring Liability,” for further details).

•                     Chromated copper arsenate (CCA) litigation defense costs:   Costs of $0.6 million, $0.8 million and $1.2 million were recorded in 2007, 2006 and 2005, respectively, primarily for attorney fees related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                     Systems/organization establishment expenses:   In 2007, expenses of $4.2 million were recorded primarily related to the integration of businesses acquired in the Performance Additives and Advanced Ceramics segments. For 2006, expenses of $10.7 million were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system. For 2005, expenses of $3.9 million were recorded related to the integration of the businesses acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002.

•                     Cancelled acquisition and disposal costs:   Costs of $2.3 million, $1.9 million and $1.1 million were recorded in 2007, 2006 and 2005, respectively, in connection with non-consummated acquisitions and dispositions.

•                     Inventory write-up reversal:   Under SFAS No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” This resulted in a consequential reduction in gross profit of $5.7 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively, as the inventory was sold in the normal course of business. The reduction in gross profit in 2007 was primarily related to the acquisition of the Elementis plc business. In 2006, the reduction in gross profit was primarily due to acquisitions made in 2006 and the end of 2005 in the Performance Additives, Advanced Ceramics and Specialty Compounds segments.

•                     Refinancing expenses:   In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans. In December 2005, the Company expensed $1.0 million related to the third amendment of the senior secured credit agreement resulting in a 25 basis point interest rate reduction on each of our tranche E and tranche F term loans.

•                     Management services agreement termination fee:   In connection with the IPO, the Company recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

•                     Loss on early extinguishment of debt:   In the second quarter of 2007, the Company paid a redemption premium of $14.5 million to redeem long-term debt and wrote off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes. In the third quarter of 2005, the Company paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.3 million of deferred financing costs associated with the debt repaid in connection with the IPO.

•                     Gain on sale of assets:   The Company recorded gains, net of $4.7 million, $0.3 million and $4.4 million in 2007, 2006 and 2005, respectively, related to asset sales.The gain reported in 2007 primarily relates to the sale of the U.S. wafer reclaim business.

•                     Foreign exchange (gain) loss:   During the periods presented, the Company recorded foreign exchange (gains) and losses related to our long-term debt. These amounts primarily reflect the non-cash translation impact on the Company’s euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound. For 2007, 2006 and 2005, gains of $7.8 million, $8.6 million and $112.2 million, respectively, were recorded. The decrease in foreign exchange gains in 2006 from 2005 was primarily due to the designation of the majority of the Company’s euro-denominated debt as a net investment hedge in October 2005 whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for the portion of the hedge that remains effective.

•                     Other:   In 2007, the company recorded income of $0.9 million related to the reversal of a pension reserve in the Specialty Chemicals segment due to the expiration of the period for which certain claims could be made. In 2006, the Company recorded income related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment of $1.6 million. In 2005, the Company recorded income related to the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the Dynamit Nobel Acquisition, which was collected from the buyer in 2005.

5. ACQUISITIONS:

Pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” any goodwill resulting from acquisitions is tested for impairment at least annually.

Süd-Chemie AG Rheological Additives and Carbonless Developers’ Businesses

On December 30, 2005, the Company completed the acquisition of the rheological additives and carbonless developers businesses of Süd-Chemie AG, Munich, Germany. This acquisition complements the Company’s existing Clay-based Additives businesses and allows the Company to better serve customers with a broader product line, enhanced technical resources and increased production capability. This acquisition was accounted for using the purchase method of accounting and is incorporated into the Company’s Performance Additives segment. Goodwill in the transaction totaled $10.1 million as of December 31, 2007. This acquisition was not significant on a pro forma basis and therefore, pro forma information is not provided.

Elementis plc Global Color Pigments Business

On August 31, 2007, the Company completed the acquisition of the global color pigments business of Elementis plc for a purchase price of approximately $140 million. This acquisition includes facilities in North America, Europe and China and is being integrated into the Color Pigments and Services business, which is part of the Performance Additives segment. The financial position of the business acquired is included in the Consolidated Balance Sheet as of December 31, 2007. The results of operations and cash flows of the business acquired for the periods after August 31, 2007 are included for the year ended December 31, 2007. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and is estimated to be $22.7 million as of December 31, 2007. Certain environmental matters were assumed in the acquisition. The Company estimates that the potential exposure range for these items is from $4.5 million to $16.7 million. At December 31, 2007, $4.5 million of related reserves are recorded. The allocation of the purchase price to the identifiable assets acquired and the environmental liabilities assumed are preliminary and are subject to change upon the finalization of purchase accounting which is expected to be completed during 2008.  This acquisition was not significant on a pro forma basis and therefore, pro forma information is not provided.

In addition to the acquisition described above, the Company has completed other smaller acquisitions in 2007. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions was preliminary as of December 31, 2007.

6. VIANCE, LLC JOINT VENTURE:

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

At December 31, 2007, the joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the Company. The minority interest in the consolidated subsidiary reflected in the Company’s Consolidated Balance Sheet at December 31, 2007 reflects Rohm and Haas’ share of the net assets of the joint venture. All intercompany accounts, balances and transactions have been eliminated.

7. INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2007	2006
Raw materials	$186.9	$155.4
Work-in-process	61.0	53.0
Finished goods	281.4	215.3
Packaging materials	6.1	5.6
	$535.4	$429.3

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2007	2006
Land	$157.0	$133.5
Buildings and improvements, including land improvements	492.8	404.5
Machinery and equipment	1,136.3	880.1
Furniture and fixtures	101.4	94.0
Mining rights	86.3	86.3
Construction-in-progress	112.3	97.3
Property, plant and equipment, at cost	2,086.1	1,695.7
Less accumulated depreciation and amortization	(573.3)	(394.9)
Property, plant and equipment, net	$1,512.8	$1,300.8

Depreciation expense was $145.8 million, $124.0 million and $114.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, property, plant and equipment at December 31, 2007 and 2006 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2007	2006
Buildings and improvements, including land improvements	$53.2	$48.3
Machinery and equipment	0.3	0.5
Furniture and fixtures	5.7	6.7
	59.2	55.5
Accumulated depreciation	(8.1)	(8.0)
Total	$51.1	$47.5

At December 31, 2007, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2008	$6.7
2009	5.8
2010	5.4
2011	5.0
2012	4.9
Thereafter	44.2
Total	$72.0

The present value of the future capital lease payments is included in the liability section in the Consolidated Balance Sheet as of December 31, 2007 ($3.8 million in long-term debt, current portion and $45.9 million in long-term debt).

9. GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
($ in millions)	Specialty Chemicals	Performance Additives	Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Total
Balance, December 31, 2005	$538.8	$459.5	$151.7	$187.5	$109.2	$1,446.7
Acquisitions	—	—	—	5.8	2.1	7.9
Other tax adjustments	(5.5)	—	2.7	6.0	—	3.2
Post-closing consideration and other related adjustments	0.6	(1.1)	0.2	0.7	—	0.4
Foreign exchange and other (a)	63.7	22.4	18.0	23.2	7.2	134.5
Balance, December 31, 2006	597.6	480.8	172.6	223.2	118.5	1,592.7
Acquisitions	34.9	23.3	—	13.3	—	71.5
FIN 48 tax adjustments (b)	(6.1)	—	(1.6)	(2.2)	—	(9.9)
Other tax adjustments (c)	(4.5)	—	(1.2)	(1.6)	(1.7)	(9.0)
Foreign exchange and other (a)	62.2	11.3	18.0	25.8	4.4	121.7
Balance, December 31, 2007	$684.1	$515.4	$187.8	$258.5	$121.2	$1,767.0

(a)                Consists primarily of foreign currency changes.

(b)               See Note 12, “Income Taxes,” for details regarding the adoption of FIN 48.

(c)                As disclosed in Note 12, “Income Taxes,” adjustments were recorded in the fourth quarter of 2007 related to prior year tax computations within Specialty Chemicals ($4.5 million), Titanium Dioxide Pigments ($1.2 million), Advanced Ceramics ($1.6 million) and Specialty Compounds ($1.5 million).

10. OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of December 31, 2007			As of December 31, 2006
	Gross			Gross
($ in millions)	Carrying Amount (a)	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$395.6	$(116.7)	$278.9	$307.4	$(80.1)	$227.3
Trade names and trademarks	147.2	(23.0)	124.2	132.7	(15.2)	117.5
Customer relationships	273.3	(57.3)	216.0	191.3	(32.6)	158.7
Supply agreements	29.6	(2.9)	26.7	6.5	(0.6)	5.9
Other	57.7	(26.7)	31.0	46.4	(18.0)	28.4
Total	$903.4	$(226.6)	$676.8	$684.3	$(146.5)	$537.8

(a)                The increase since December 31, 2006 is primarily related to other intangible assets acquired in the Viance joint venture completed in January 2007, the impact of currency changes and additions from other acquisitions.

Amortization of other intangible assets was $66.9 million, $51.4 million and $42.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2008	$73.4
2009	66.4
2010	64.7
2011	59.5
2012	55.6

11. LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($ , € and £ in millions)	2007	2006
Senior secured credit facilities:
Tranche A-1 term loans (€29.3 and €35.2, respectively)	$42.8	$46.5
Tranche A-2 term loans (€127.8 and €153.4, respectively)	186.5	202.4
Tranche E term loans	1,116.4	1,127.8
Tranche F term loans (€270.7 as of December 31, 2006) (refinanced March 23, 2007)	—	357.3
Tranche G term loans (€267.9 as of December 31, 2007)	390.9	—
Revolving short-term loans	—	37.0
2011 Notes (repaid May 15, 2007)	—	273.4
2014 Notes (€375.0 and $200.0 as of December 31, 2007 and 2006)	747.1	695.0
Other term loan facilities	24.2	12.9
Capitalized lease obligations (€34.1 and €35.3, respectively)	49.7	46.6
Preferred stock of subsidiary (£12.0 as of December 31, 2007 and 2006)	23.8	23.5
Other (€12.4 as of December 31, 2006)	—	16.3
	2,581.4	2,838.7
Less current maturities	(107.4)	(117.8)
	$2,474.0	$2,720.9

Maturities of long-term debt are as follows:

($ in millions)
2008	$107.4
2009	74.2
2010	79.2
2011	90.1
2012	1,448.7
Thereafter	781.8
$2,581.4

Senior Secured Credit Facilities

a) Structure

In connection with the Dynamit Nobel Acquisition, the Company entered into a senior secured credit agreement on July 30, 2004 (“Credit Agreement”).  See Long-Term Debt table above for senior secured credit facility balances as of December 31, 2007 and 2006.

On March 23, 2007, the Company entered into the fourth amendment to the senior secured credit agreement, which among other things, (i) provides for approximately €269.3 million of new tranche G loans, the proceeds of which were used to repay in full the outstanding borrowings under the tranche F term loans, (ii) permits the Company to repay its outstanding 2011 Notes any time on or after May 15, 2007 without a corresponding repayment of term loans under the Credit Agreement, and (iii) resets substantially all of the baskets contained in the restrictive covenants and elsewhere in the Credit Agreement. The refinancing of the tranche F loans with the new tranche G loans effectively reduced the interest rate on the tranche G term loans by 50 basis points. The Company did not incur any additional borrowings under the fourth credit amendment. In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement.

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, euros and/or pounds sterling. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the terms of the amendments, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche E term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250.0 million. As of December 31, 2007 the Company had no outstanding borrowings under the revolving credit facility, and $25.2 million of letters of credit issued on its behalf.

Amounts borrowed under the term loan facilities, other than the revolving credit facility, that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

The interest rates per year under the tranche A-1 and A-2 term loan facilities are Adjusted EURIBOR plus 1.75%. The interest rate per year, at the Company’s option, under the tranche E term loan facility is Adjusted LIBOR plus 1.50% or ABR plus 0.75% (for the year ended December 31, 2007, the Company elected option (i) Adjusted LIBOR plus 1.50%).  Adjusted LIBOR is the London inter-bank offered rate, adjusted for statutory reserves. The interest rate per year under the tranche G term loan facility is Adjusted EURIBOR plus 1.75%. The interest rates under the revolving credit facility are, at the Company’s option, Adjusted LIBOR plus 1.75% or, ABR plus 1.00%  (for the year ended December 31, 2007, we have elected option (i) Adjusted LIBOR plus 1.75%). Adjusted EURIBOR is the euro inter-bank offered rate, adjusted for statutory reserves. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. ABR is the alternate base rate, which is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%.

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

e) Maturity, Amortization and Prepayments

The tranche A-1 and A-2 term loans will mature on July 30, 2011 and amortize at escalating percentages on a semi-annual basis. The tranche E term loans and tranche G term loans will mature on July 30, 2012 and amortize on a semi-annual basis with each repayment amount prior to maturity to be equal to 0.5% of the principal amount of the former tranche C term loans and tranche D term loans, respectively. The revolving credit facility will mature on July 30, 2010. The tranche E and G term loans have a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment for one year from the date of issuance.

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

2011 Notes— On May 15, 2007, the Company redeemed its outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million. In connection with this debt repayment, we paid redemption premiums of $14.5 million and wrote off deferred financing costs of $4.6 million in the second quarter of 2007. These amounts are reported in “loss on early extinguishment of debt” in the Consolidated Statements of Operations.

2014 Notes—In November 2004, the Company issued  €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). The 2014 Notes are pari passu to future senior subordinated indebtedness and junior to all of the Company’s existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries.

Other term loan facilities— The Company has ten euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €7.3 million ($10.7 million) as of December 31, 2007. These term loans mature between 2008 and 2016 and bear annual interest rates ranging up to 4.95%. In addition, the Company has five term loan facilities denominated in other foreign currencies, including Taiwanese Dollars and Chinese Renminbi, providing for borrowings of an aggregate U.S. dollar equivalent amount of $13.4 million as of December 31, 2007. These term loans mature between 2008 and 2010 and bear annual interest rates ranging between 2.50% and 7.65%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

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

Fair Value—The Company estimates that its debt under the senior secured credit facilities, based on current interest rates and terms, approximates fair value. Based on quoted market values at December 31, 2007, the Company estimates the fair value of its 2014 Notes approximated $747.5 million.

Derivative Contracts—The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to variable-rate debt. As of December 31, 2007, these contracts cover notional amounts of $725.0 million (at a rate of 4.499%) and €410.9 million (at rates ranging from 2.498% to 4.529%). As of December 31, 2006, these contracts covered notional amounts of $736.3 million (at rates of 3.644% and 4.499%) and €472.7 million (at rates ranging from 2.498% to 5.720%). These derivative contracts effectively convert the senior secured credit facilities to fixed rate obligations. The maturity date of the hedges is July 2008. In the third quarter of 2007, the Company entered into interest rate swaps that will effectively replace the swaps that will expire in 2008. These swaps become effective in July 2008 and will serve to convert a portion of our floating rate debt instruments to fixed rate obligations for the contract periods. These swaps mature between November 2009 and July 2012.

The Company elected not to apply hedge accounting for these interest rate swaps in the historical periods presented and recorded the mark-to-market of these derivative transactions as a component of interest expense. These transactions increased interest expense by $16.3 million in 2007 and decreased interest expense by $15.7 million and $9.1 million in 2006 and 2005, respectively, of which (losses) gains of $(29.8) million, $9.4 million, $18.8 million in 2007, 2006 and 2005, respectively, represented mark-to-market adjustments. The related asset and liability on the contracts’ marked-to-market adjustments is reflected in “Other Assets” and “Other liabilities,” respectively, in the Consolidated Balance Sheets. The Company believes that the counterparties to these agreements are financially sound institutions and the credit risk for non-performance of these contracts is not significant.

During 2003, the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78.2 million that effectively converted $78.2 million U.S. dollar borrowings into euro-based obligations at an effective interest rate of EURIBOR plus 4%. In connection with the July 2003 refinancing, the Company reduced the notional amounts of this cross-currency hedge to $20.1 million and €17.7 million. These contracts have final maturity dates of July 2010. These transactions increased interest expense by $2.6 million and $1.3 million in 2007 and 2006, respectively, and decreased interest expense by $4.4 million in 2005, of which (losses) gains of $(2.4) million, $(2.2) million and $3.6 million in 2007, 2006 and 2005, respectively, represented mark-to-market adjustments.

In connection with the offering of the 2014 Notes, the Company entered into cross-currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of December 31, 2007. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2007 to be reclassified into earnings in 2008.

In addition, the Company has designated the remaining portion of its euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its euro-denominated investments as of October 1, 2005 (euro debt of €672.3 million at December 31, 2007; $980.9 million based on the December 31, 2007 exchange rate of €1.00=$1.4590). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above, effective October 1, 2005, is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of December 31, 2007. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2007 to be reclassified into earnings in 2008.

During 2005, the Company designated as cash flow hedges certain foreign currency derivative contracts to hedge its exposure to the foreign currency rate variability of the functional-currency equivalent of the foreign-currency denominated cash flows associated with forecasted sales or forecasted purchases. The ultimate maturities of the contracts were timed to coincide with the expected occurrence of the underlying forecasted transaction.  For the year ended December 31, 2005, the Company reported after-tax losses of $0.6 million in accumulated other comprehensive income (“AOCI”) relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. This amount was reclassified into earnings within the next twelve months. There was no gain or loss reclassified from AOCI into income as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. For the year ended December 31, 2007 and 2006, the Company did not enter into any derivatives designated as foreign exchange cash flow hedges.

As of December 31, 2007, $1,227.7 million of the debt outstanding was denominated in euros.

Loss on Early Extinguishment of Debt— In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote-off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes. In the third quarter of 2005, the Company paid a redemption premium of $13.2 million ($10.8 million on the 2011 Notes and $2.4 million on the pay-in-kind loans and notes) and wrote-off $13.3 million ($10.8 million on the pay-in-kind loans and notes and $2.5 million on the 2011 Notes) of deferred financing costs associated with the debt repaid in connection with the IPO.

12. INCOME TAXES:

Income (loss) before income taxes and minority interest is as follows:

	Year Ended December 31,
($ in millions)	2007	2006	2005
United States	$(34.4)	$(18.2)	$72.1
Foreign	196.3	150.4	109.9
	$161.9	$132.2	$182.0

The provision (benefit) for taxes on income consisted of the following:

	Year Ended December 31,
($ in millions)	2007	2006	2005
Current income tax expense:
Federal	$2.7	$—	$—
State	7.1	3.6	1.3
Foreign	35.1	28.0	26.9
	44.9	31.6	28.2
Deferred income tax expense:
Federal	4.9	11.4	9.1
State	(1.2)	1.1	7.3
Foreign	25.4	23.9	15.1
	29.1	36.4	31.5
Allocation to discontinued operations:
Federal	(5.9)	(2.3)	—
State	(1.8)	—	—
	(7.7)	(2.3)	—
Total provision for taxes	$66.3	$65.7	$59.7

Amounts are reflected in the preceding table based on the location of the taxing authorities. Changes in enacted rates impact the tax provision in the year a rate change is enacted.

The income tax provision from continuing operations has been reduced by $7.7 million in 2007 and $2.3 million in 2006 through allocations to discontinued operations in accordance with the Company’s policy disclosed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” as the Company had both a loss in continuing operations and a net profit in other categories including discontinued operations and other comprehensive income in the United States.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2007	2006
Current deferred income tax assets:
Allowance for doubtful accounts	$1.6	$1.5
Restructuring	3.8	2.7
Derivative instruments	7.4	3.0
Other current reserves and accruals	7.1	13.0
Valuation allowance	(4.5)	(14.0)
Total current deferred income tax assets	15.4	6.2
Noncurrent deferred income tax assets:
Investment basis difference	21.8	(1.0)
Pension and postretirement benefits	30.9	55.4
Tax loss carryforwards and credits (a)	59.7	164.4
Other noncurrent reserves and accruals	16.0	5.3
Foreign exchange on debt	61.8	30.8
Valuation allowance (a)	(96.2)	(85.4)
Total noncurrent deferred income tax assets	94.0	169.5
Noncurrent deferred income tax liabilities:
Derivative instruments	(11.7)	(24.6)
Goodwill and other intangibles	(86.8)	(79.2)
Property, plant and equipment	(92.5)	(95.4)
Other	—	(5.7)
Total noncurrent deferred income tax liabilities	(191.0)	(204.9)

Net deferred income tax liability	$(81.6)	$(29.2)

(a)  As of December 31, 2007, the Company reflected adjustments in this table related to deferred tax components as of December 31, 2006.  The effect of these adjustments resulted in a decrease to the tax loss carryforwards and credits of $9.9 million, and an equal decrease to the valuation allowance, reflected in total noncurrent deferred income tax assets in this table.  These adjustments had no effect on the total noncurrent deferred income tax assets or on the net deferred income tax liability in the table above.  These adjustments had no effect on the accompanying financial statements.

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	1.7	2.3	3.3
Foreign/U.S. tax differential	1.1	(2.2)	3.9
Goodwill	0.2	1.1	(0.1)
Increase (decrease) in valuation allowance	4.6	12.2	(15.8)
Debt instruments	14.4	2.1	2.2
Allocation to discontinued operations	(4.8)	(1.7)	—
Minority interest	(1.8)	—	—
Foreign tax rate reductions	(6.9)	—	—
Other	(2.5)	0.9	4.3
Effective tax rate	41.0%	49.7%	32.8%

The Company’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS 109.

As of December 31, 2007, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $237.2 million, of which $73.5 million expire in years 2008 through 2027 and of which $163.7 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $62.7 million, of which $29.7 million are subject to limitations and expire in years 2008 through 2024 and of which $33.0 million expire in 2020 and beyond. The Company also has state and local tax loss carryforwards of approximately $169.2 million expiring in years 2008 through 2027.

The worldwide valuation allowance increased by $1.4 million to $100.8 million at December 31, 2007. Of this amount, $47.2 million represents an increase to other comprehensive income, $42.2 million was reversed as a result of the reduction in U.S. deferred tax assets primarily due to the sale of the Electronics business and $1.6 million represents an increase recorded to goodwill. The remainder related to foreign currency translation adjustments.

The valuation allowance as of December 31, 2007 and 2006 is attributable to deferred tax assets related to certain items, such as tax loss carryforwards in Germany, Italy and the United States, including certain states, for which it is more likely than not that the related tax benefits will not be realized. It is the Company’s policy that the valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized.

A table reflecting the activity in the valuation allowance is as follows:

($ in millions)	Balance at Beginning of Period	Additions (Deductions) Charged to Expense	Reduction Resulting from Discontinued Operations	Additions Acquired	Other Comprehensive Income (loss) and Other	Balance at End of Period
Valuation allowance
For the year ended December 31, 2007	$99.4	$4.2	$(47.3)	$1.6	$42.9	$100.8
For the year ended December 31, 2006	50.3	16.0	—	—	33.1	99.4
For the year ended December 31, 2005	112.0	(27.4)	—	—	(34.3)	50.3

At December 31, 2007 and 2006, the Company had undistributed foreign earnings of $840.4 million and $636.5 million, respectively, which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. The foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax affected in accordance with the indefinite reversal criteria.

The Company records liabilities for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions which, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s effective tax rate in any given year includes the impact of any changes to these liabilities. Favorable resolution of an issue would be recognized either as a reduction to the Company’s annual tax rate or, in the case of acquired liabilities, an adjustment to goodwill.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $44.1 million. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. Previously, accrued income tax liabilities were classified as current liabilities. As of December 31, 2007, the total amount of unrecognized tax benefits was $26.7 million. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

($ in millions)
Unrecognized tax benefits at January 1, 2007	$44.1
Increases in tax positions for prior years	15.5
Decreases in tax positions for prior years	(15.4)
Increases in tax positions for current year	10.5
Decreases due to settlements with taxing authorities	(14.2)
Lapse in statute of limitations	(0.7)
Foreign exchange	1.4
Unrecognized tax benefits at December 31, 2007, before reconciling item	41.2
Reconciling item: Offset against deferred tax assets	(14.5)
Unrecognized tax benefits at December 31, 2007	$26.7

In accordance with the Company’s policy, liabilities for uncertain tax benefits recorded in accordance with FIN 48 are netted against deferred tax assets associated with tax loss carryforwards for liabilities arising in the same year as the asset and for liabilities arising in different years as the asset provided the asset can be carried back or forward to offset the liability.  This policy was implemented during the fourth quarter of 2007 resulting in a reconciling item of a $14.5 million reduction in FIN 48 liabilities and deferred tax assets.

Included in the balance of unrecognized tax benefits at December 31, 2007 are $24.3 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007 are $2.0 million of tax benefits that if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $0.4 million that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $2.4 million for interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties by $0.8 million. For the year ended December 31, 2007, the accrual for interest and penalties was increased by $1.1 million. As of December 31, 2007, the Company had accrued a total of $4.3 million.

The Company is currently under audit in certain jurisdictions and during the next twelve months it is reasonably possible that resolution of these audits could result in a benefit of up to $3.0 million or a cost of up to $22.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2000, in the U.K. from 2003 and in Germany from 2000.

In the second quarter of 2007, the Company reclassified noncurrent deferred tax assets in certain jurisdictions previously netted in noncurrent deferred tax liabilities and reclassified current deferred tax liabilities in certain jurisdictions previously netted in current deferred tax assets. As of December 31, 2007, the noncurrent deferred tax reclassification relates to deferred tax assets of $15.5 million primarily in the U.K. and the current deferred tax reclassifications relate to deferred tax liabilities in Germany, Italy and Chile aggregating $7.2 million. As of December 31, 2006, noncurrent deferred tax assets in certain jurisdictions of $20.9 million were incorrectly netted with noncurrent liabilities and current deferred tax liabilities in certain jurisdictions of $3.4 million were incorrectly netted with current deferred tax assets. The effect of this to the Company’s Consolidated Balance Sheets as of December 31, 2006 was not material.

Tax law changes were enacted in Germany and the U.K. in the third quarter of 2007 and in Italy in the fourth quarter of 2007. The change in law and tax rates had an impact on the existing deferred tax assets and liabilities recorded in those jurisdictions. The impact of the change in the law and tax rates was recorded as a discrete tax benefit in the income tax provision for the year ended December 31, 2007. If the tax law changes had not occurred, the effective tax rate would have been 47.9% for the year ended December 31, 2007.

During the fourth quarter of 2007, the Company recorded adjustments primarily related to tax computations for the years ended December 31, 2006 and 2005. The net effect of these adjustments resulted in a decrease to the income tax provision of approximately $0.1 million, an increase to current deferred income tax assets of $1.5 million, an increase to non-current deferred income tax assets of $7.4 million and a credit to goodwill of $8.8 million. The effect of these adjustments to the Company’s Consolidated Balance Sheet as of December 31, 2007 and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the year ended December 31, 2007 was not material.

13. OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2007:

($ in millions)
Years ended December 31:
2008	$17.9
2009	13.5
2010	9.4
2011	6.2
2012	4.8
Thereafter	19.6
Total	$71.4

Rent expense under all operating leases was $26.7 million, $27.2 million and $24.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

14. EMPLOYEE BENEFIT PLANS:

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$28.2	$27.6	$483.3	$453.6
Service cost	0.2	0.9	7.2	6.8
Interest cost	1.6	1.6	21.5	19.0
Plan participants’ contributions	—	—	0.7	0.5
Acquisitions	—	—	—	3.3
Actuarial (gain) loss	(1.6)	0.2	(54.2)	(31.0)
Foreign exchange loss	—	—	36.9	54.6
Benefits paid	(0.7)	(1.2)	(20.9)	(19.8)
Effect of curtailment/settlement	—	(0.9)	(2.1)	(2.8)
Other	—	—	2.8	(0.9)
Benefit obligation at end of year	$27.7	$28.2	$475.2	$483.3
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$23.4	$20.4	$120.0	$98.8
Actual return on assets	2.4	2.5	3.4	6.3
Employer contributions	1.6	1.7	7.0	9.1
Plan participants’ contributions	—	—	0.7	0.5
Foreign exchange gain	—	—	3.6	13.6
Benefits paid from fund	(0.7)	(1.2)	(4.1)	(4.2)
Effect of curtailment/settlement	—	—	—	(2.8)
Other	—	—	—	(1.3)
Fair value of plan assets at end of year	$26.7	$23.4	$130.6	$120.0

Funded status	$(1.0)	$(4.8)	$(344.6)	$(363.3)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(12.2)	$(11.3)
Noncurrent liabilities	(1.0)	(4.8)	(332.4)	(352.0)
Net amount recognized	$(1.0)	$(4.8)	$(344.6)	$(363.3)
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gains) losses	$(0.2)	$1.9	$(17.0)	$32.3
Prior service cost	0.1	0.1	—	—
Accumulated other comprehensive (income) loss	$(0.1)	$2.0	$(17.0)	$32.3

Accumulated Benefit Obligation at December 31	$27.5	$28.0	$443.7	$439.5

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	11.8	28.0	427.2	401.0
Fair value of plan assets	10.8	23.4	106.2	77.3

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.26%	5.76%	5.53%	4.62%
Rate of compensation increase	N/A	N/A	3.33%	3.19%

	U.S. Plans			Non-U.S. Plans
($ in millions)	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.76%	5.69%	5.75%	4.62%	4.18%	5.03%
Expected return on plan assets (a)	8.28%	8.29%	8.30%	5.19%	4.83%	5.48%
Rate of compensation increase	N/A	4.50%	4.50%	3.19%	2.67%	3.23%
Components of net pension benefit costs:
Service cost	$0.2	$0.9	$1.0	$7.2	$6.8	$5.4
Interest cost	1.6	1.6	1.5	21.5	19.0	20.3
Expected return on assets	(2.0)	(1.7)	(1.6)	(6.5)	(5.4)	(4.9)
Net amortization of actuarial (gains) losses	0.1	0.1	0.1	(1.0)	0.6	(0.4)
Net periodic pension (benefit) cost	(0.1)	0.9	1.0	21.2	21.0	20.4
SFAS 88 settlement/curtailment	—	(0.4)	—	—	1.1	1.4
Total pension (benefit) cost	$(0.1)	$0.5	$1.0	$21.2	$22.1	$21.8

(a)     The expected return on plan assets reflects the asset mix of the underlying plan assets along with the expected returns within each asset category, based on the local market. See “Investment policies and strategies” below.

Pension plans have the following weighted-average asset allocations at December 31, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Equity securities	59%	58%	47%	46%
Debt securities	41%	34%	37%	42%
Real estate	0%	0%	4%	7%
Other, including cash and cash equivalents	0%	8%	12%	5%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2008	$1.1	$22.3
2009	1.0	22.9
2010	1.2	23.5
2011	1.3	24.3
2012	1.4	25.0
Years 2013 - 2017	8.3	133.4
Expected employer contributions:
2008	$0.9	$4.5

In 2008, the Company expects to recognize $0.1 million of previously unrecognized actuarial gains.

	Other Postretirement Benefits
($ in millions)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$4.9	$5.6
Service cost	0.2	0.2
Interest cost	0.3	0.3
Actuarial gain	(0.4)	(1.0)
Benefits paid	(0.2)	(0.2)
Benefit obligation at end of year	$4.8	$4.9
Funded status	$(4.8)	$(4.9)
Amount recognized in the consolidated balance sheets:
Current liabilities	$(0.2)	$(0.2)
Noncurrent liabilities	(4.6)	(4.7)
Net amount recognized	$(4.8)	$(4.9)
Amounts recognized in accumulated other comprehensive income:
Net actuarial gains	$(0.4)	$—
Prior service cost	(0.1)	(0.2)
Accumulated other comprehensive income	$(0.5)	$(0.2)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	5.75%
Rate of compensation increase	N/A	N/A

($ in millions)	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	5.52%	5.40%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Components of other postretirement benefit costs:
Service cost	$0.2	$0.2	$0.2
Interest cost	0.3	0.3	0.3
Net amortization of prior experience losses	(0.1)	(0.1)	—
Total pension cost	$0.4	$0.4	$0.5

	2007	2006
Other Postretirement Benefit Plans
Assumed health care cost trend rates at December 31 (hourly plan/salaried plan):
Health care cost trend rate assumed for the following year	10.00% - 12.00%	10.00% - 11.00%
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	4.75% - 5.00%	4.75% - 5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

($ in millions)	1% Decrease	1% Increase
2007 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$—	$—
Effect on postretirement benefit obligation	(0.4)	0.4

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	Other Post- retirement
2008	$0.2
2009	0.2
2010	0.3
2011	0.3
2012	0.3
Years 2013 - 2017	2.5
Expected employer contributions:
2008	$0.2

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2007, the Company made contributions of approximately $8.6 million to its defined benefit pension trusts and an additional $17.0 million in benefit payments directly to plan participants. For 2008, the Company expects to make payments of approximately $5.5 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $18.2 million.

Investment policies and strategies—The Company’s plans have varying statutory and plan governance requirements. For example, U.K. plan investments are limited to listed securities not affiliated with the Company or the investment advisor and equities are divided between domestic and foreign equity. U.S. plan investments are generally limited to mutual funds. Although the Company has representatives of local management involved in the governance of all plans, some plans or statutes also have representation by workers, employee unions, and/or corporate-level executives.

Plans in the U.K. and the U.S. represent over 80% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. Given this diversity in asset allocation, the weighted average asset of pension plans as of December 31, 2007 disclosed above represents management’s best estimate of investment target allocation percentages.

Expected long-term rate of return on assets—The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $11.2 million, $9.3 million and $8.9 million in 2007, 2006 and 2005, respectively.

Multiemployer Plans—The Company participates in three multiemployer plans. Contributions under the plans are based on specified percentages of associate contributions. The Company’s contributions to the plans were $4.8 million, $4.2 million and $3.7 million in 2007, 2006 and 2005, respectively.

15. EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following share data:

	Year ended December 31,
($ in millions, except per share amounts; shares in thousands)	2007	2006	2005
EPS Numerator - Basic:
Net income from continuing operations applicable to common shareholders	$87.7	$66.5	$122.3
Redeemable convertible preferred stock dividends	—	—	(4.3)
Net income from continuing operations applicable to common shareholders	87.7	66.5	118.0
Income (loss) from discontinued operations, net of tax	19.1	41.7	(29.5)
Gain on sale of discontinued operations, net of tax	210.4	—	—
Minority interest in discontinued operations, net of tax	(0.1)	(5.2)	3.0
Net income applicable to common shareholders	$317.1	$103.0	$91.5

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,817	73,782	59,133

Basic earnings per common share:
Earnings from continuing operations	$1.19	$0.90	$2.00
Earnings (loss) from discontinued operations, net of tax	3.11	0.50	(0.45)
Basic earnings per common share	$4.30	$1.40	$1.55

EPS Numerator - Diluted:
Net income from continuing operations	$87.7	$66.5	$122.3
Redeemable convertible preferred stock dividends	—	—	(4.3)
Net income from continuing operations applicable to common shareholders	87.7	66.5	118.0
Income (loss) from discontinued operations, net of tax	19.1	41.7	(29.5)
Gain on sale of discontinued operations, net of tax	210.4	—	—
Minority interest in discontinued operations, net of tax	(0.1)	(5.2)	3.0
Net income applicable to common shareholders	$317.1	$103.0	$91.5

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	73,817	73,782	59,133
Effect of dilutive stock options and other incentives	2,462	1,262	869
Weighted average number of common shares outstanding and common
stock equivalents	76,279	75,044	60,002

Diluted earnings per common share:
Earnings from continuing operations	$1.15	$0.89	$1.97
Earnings (loss) from discontinued operations, net of tax	3.01	0.48	(0.45)
Diluted earnings per common share	$4.16	$1.37	$1.52

Stock options under employee compensation plans representing common stock of 1,031,629 shares, 10,557 shares and 44,500 shares were outstanding as of December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

16. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

17. WARRANTS:

In connection with the issuance of the redeemable convertible preferred stock as discussed in Note 16, “Redeemable Convertible

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

18. IMPAIRMENT CHARGES:

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

19. RESTRUCTURING LIABILITY:

The Company recorded $12.0 million, $4.9 million and $15.2 million of restructuring charges in 2007, 2006 and 2005, respectively. In addition, inventory writedowns of $0.4 million were recorded in cost of products sold in 2006 related to the restructuring of a business in the Fine Chemicals division of the Specialty Chemicals segment and inventory writedowns of $0.5 million were recorded in cost of products sold in 2005 related to the restructuring of the wafer reclaim business in the Corporate and other segment. The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the year ended December 31, 2007, the Company expensed $12.0 million of restructuring charges. In the Corporate and other segment, facility closure and severance costs of $4.7 million were recorded, primarily related to the restructuring of the wafer reclaim business.  In addition, $2.6 million was recorded in the Specialty Chemicals segment, $2.5 million was recorded in the Advanced Ceramics segment and $2.2 million was recorded in the Performance Additives segment for miscellaneous headcount reductions and facility closures.

During the year ended December 31, 2006, the Company expensed $4.9 million of restructuring charges. In the Specialty Chemicals segment, $1.6 million was recorded for miscellaneous headcount reductions and the closure of an administrative office in Spain. In the Corporate and other segment, $1.0 million was recorded primarily related to the restructuring of the wafer reclaim business. This included severance and related costs for employees in connection with the closure of two wafer reclaim facilities. The Company closed a wafer reclaim facility in the U.K. in January 2006 and one of the facilities in the U.S. in March 2006. In addition, $1.2 million was recorded in the Performance Additives segment and $1.1 million was recorded in the Advanced Ceramics segment primarily for miscellaneous headcount reductions.

During the year ended December 31, 2005, the Company expensed $15.2 million of restructuring charges for miscellaneous restructuring actions, including $4.1 million for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business and $2.1 million for the announced restructuring of the wafer reclaim business. The Company recorded severance and related costs for employees in connection with the closure of the wafer reclaim facilities (one each in the U.K. and U.S.). In addition, $4.2 million was recorded in the Specialty Chemicals segment, $2.2 million was recorded in the Performance Additives segment and $1.2 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions. In addition, $1.4 million was recorded in the Advanced Ceramics segment related to the closure of a facility in Italy.

Selected information for the 2007 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Write- Downs	Total
2007
Liability balance, December 31, 2006	$—	$—	$—	$—	$—
Acquisitions (a)	4.7	—	0.3	—	5.0
Restructuring charge in 2007	4.5	1.6	0.3	0.4	6.8
Utilized	(3.1)	(1.3)	(0.3)	(0.4)	(5.1)
Liability balance, December 31, 2007	$6.1	$0.3	$0.3	$—	$6.7

(a)                Relates primarily to the acquisition of the global color pigments business of Elementis plc. The amount is preliminary as of December 31, 2007 and is expected to be finalized no later than the third quarter of 2008. See Note 5, “Acquisitions,” for further details.

These actions are expected to be completed during 2008 and 2009.

Selected information for the 2006 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
2006
Liability balance, December 31, 2005	$—	$—	$—	$—
Acquisitions (a)	3.5	0.7	0.7	4.9
Restructuring charge in 2006	2.9	0.9	—	3.8
Utilized	(1.2)	(0.9)	—	(2.1)
Foreign exchange and other	(0.8)	—	—	(0.8)
Liability balance, December 31, 2006	4.4	0.7	0.7	5.8
Restructuring charge in 2007	1.8	3.2	—	5.0
Utilized	(4.5)	(1.6)	—	(6.1)
Foreign exchange and other	(0.4)	1.8	(0.6)	0.8
Liability balance, December 31, 2007	$1.3	$4.1	$0.1	$5.5

(a)                Consists of severance costs related to the consolidation in 2007 of several U.K. facilities resulting from an acquisition by our Specialty Compounds segment.

The severance and relocation costs related to the acquisition in the Specialty Compounds segment are expected to be completed during 2008. The facility closure costs from the 2006 restructuring actions primarily relate to the restructuring of the wafer reclaim business and the closure of two wafer reclaim facilities. The facility closure costs are expected to be completed when the lease expires in 2018.

Selected information for the 2005 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Write- Downs	Total
2005
Liability balance, December 31, 2004	$—	$—	$—	$—
Restructuring charge in 2005	11.2	0.8	0.6	12.6
Utilized	(9.5)	(0.8)	(0.6)	(10.9)
Foreign exchange and other	(0.2)	—	—	(0.2)
Liability balance, December 31, 2005	1.5	—	—	1.5
Restructuring charge in 2006	—	0.9	—	0.9
Utilized	(0.9)	(1.3)	—	(2.2)
Foreign exchange and other	(0.4)	0.9	—	0.5
Liability balance, December 31, 2006	0.2	0.5	—	0.7
Utilized	—	(0.2)	—	(0.2)
Foreign exchange and other	—	(0.1)	—	(0.1)
Liability balance, December 31, 2007	$0.2	$0.2	$—	$0.4

These actions are expected to be completed in 2008.

Selected information for the 2004 restructuring actions follows:

($ in millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
2004
Liability balance, December 31, 2004	$20.2	$9.2	$2.6	$32.0
Acquisitions	0.9	(1.9)	(1.3)	(2.3)
Restructuring charge in 2005	1.0	1.3	—	2.3
Utilized	(11.0)	(5.4)	(1.8)	(18.2)
Foreign exchange and other	(0.5)	(2.3)	0.9	(1.9)
Liability balance, December 31, 2005	10.6	0.9	0.4	11.9
Restructuring charge in 2006	—	0.2	—	0.2
Utilized	(4.8)	(1.0)	(0.1)	(5.9)
Foreign exchange and other	(4.2)	—	—	(4.2)
Liability balance, December 31, 2006	1.6	0.1	0.3	2.0
Restructuring charge in 2007	—	0.2	—	0.2
Utilized	(0.9)	(0.1)	—	(1.0)
Foreign exchange and other	0.1	—	0.1	0.2
Liability balance, December 31, 2007	$0.8	$0.2	$0.4	$1.4

These actions are expected to be substantially completed in 2008.

Concurrent with the KKR Acquisition, the Company began a restructuring plan involving the closure and rationalization of certain facilities acquired.  For this restructuring action, the Company recorded a restructuring charge of $0.3 million in 2005.

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2007	2006
Specialty Chemicals	$3.4	$1.9
Performance Additives	4.6	0.6
Advanced Ceramics	0.8	0.7
Specialty Compounds	2.4	4.9
Corporate and other	2.8	0.4
	$14.0	$8.5

20. SALE AND LEASEBACK:

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

In June 2002, a subsidiary included in the Company’s Performance Additives segment entered into a sale and leaseback transaction involving real estate with a non-affiliated third party. The Company realized net proceeds of approximately $12.1 million from the sale. The resulting gain of approximately $4.1 million was deferred and is being amortized on a straight-line basis over the initial lease term of 15 years. The deferred gain is included in other liabilities in the accompanying Consolidated Balance Sheets. The leaseback portion, classified as an operating lease, had an initial minimum annual base rent of $1.3 million, with adjustments based on a standard economic index. The Company has two 10-year renewal options beyond the initial lease term.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) are as follows:

($ in millions)	Pension related adjustments, net of tax (a)	Foreign currency translation (b)	Intercompany foreign currency loans (b)	Net investment hedge, net of tax (c)	Cash flow hedges, net of tax (d)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2004	$(17.5)	$216.8	$184.2	$(13.1)	$—	$370.4
Period change	(16.1)	(163.4)	(183.7)	45.4	(0.6)	(318.4)
Balance at December 31, 2005	(33.6)	53.4	0.5	32.3	(0.6)	52.0
Period change	20.7	147.4	131.7	(107.1)	0.6	193.3
Effect of adoption of SFAS No. 158, net of tax	(11.3)	—	—	—	—	(11.3)
Balance at December 31, 2006	(24.2)	200.8	132.2	(74.8)	—	234.0
Period change	36.7	177.6	66.8	(108.3)	—	172.8
Foreign currency translation of entities sold, primarily Electronics business	—	(35.8)	—	—	—	(35.8)
Balance at December 31, 2007	$12.5	$342.6	$199.0	$(183.1)	$—	$371.0

(a)	The tax effect on the pension related adjustments is an (expense) benefit of $(17.6) million, $(5.0) million and $5.2 million for 2007, 2006 and 2005, respectively.

(b)	The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)	The tax effect on the net investment hedge is a benefit (expense) of $0.4 million and $6.7 million for 2007 and 2006, respectively.

(d)	The tax effect on the cash flow hedges is an (expense) benefit of $(0.3) million and $0.3 million for 2006 and 2005, respectively.

Gains and losses on intercompany foreign currency loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported as a component of accumulated other comprehensive income.

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

22. COMMITMENTS AND CONTINGENCIES:

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted the Company’s motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has appealed this decision and we cannot predict how this decision will impact the ultimate resolution of the case; however, the Company will continue to vigorously defend this matter. While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

In addition, a subsidiary in our Specialty Chemicals segment that formerly manufactured sealants for insulating glass resins for laminated glass prior to and after the sale of this business has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although we expect our subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay these claims. Although we do not believe that resolution of these matters will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation, and the resolution of one or more of these claims may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.0 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa U.K. Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition. Under the terms of the Sale and Purchase Agreement with mg technologies ag (now known as GEA Group Aktiengesellschaft (“GEA Group”)) and its subsidiary MG North America Holdings, Inc. (now known as GEA North America Inc. (“GEA North America”)), GEA Group is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and GEA Group. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. For example, as discussed below, the Company is required to indemnify the buyer of its Electronics business for certain known and unknown environmental actions which may arise in the future that relate to the period prior to the closing. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

SHE Capital Expenditures

The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2007, the capital expenditures for SHE matters totaled $29.6 million, excluding costs to maintain and repair pollution control equipment. For 2008, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

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

On June 1, 2007 the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances must be pre-registered by December 31, 2008. Currently, REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance, which it believes to be approximately $5.0 million per year until 2010 and approximately $3.0 million per year from 2011 through 2018, although we may incur additional costs depending on the safety assessments required. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

The following table provides a list the Company’s present and former facilities with environmental contamination for which we have reserved for at December 31, 2007:

Country	Location	(a)	(b)	(c)	(d)	(e)
Germany	Duisburg	X			X
	Hainhausen	X
	Ibbenburen				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Kidsgrove			X
United States	Beltsville, MD	X
	Easton, PA	X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA			X
	Laurens, SC		X
	Middletown, NY (formerly owned)					X
	New Johnsonville, TN		X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

(a)                The Company is currently operating groundwater monitoring and/or remediation systems at these locations.

(b)               The Company is currently operating groundwater monitoring and/or remediation systems at these locations for which prior owners or insurers have assumed responsibility.

(c)                The Company is currently conducting investigations into additional possible soil and/or groundwater contamination at these locations.

(d)               The Company has land restoration obligations relating to landfill activities or surface mining at these locations.

(e)                The Company is responsible for liabilities related to environmental matters at these closed facilities.

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.2 million.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District (“MSD”) in St. Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit requires the Company to reduce the facility’s ammonia discharge by December 31, 2008. The Company is evaluating various options to reduce the amount of ammonia discharge. The Company will be required to make capital expenditures of up to $3.0 million in connection with this matter.

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

Likewise, pursuant to the stock purchase agreement entered into in connection with the sale of our Electronics business, the Company agreed to indemnify the buyer for certain known and unknown environmental actions which may arise in the future related to periods prior to the closing of the sale. The obligation to indemnify the buyer for environmental liabilities arising at the former Electronics business’ sites expires five years after the closing, while the obligation to indemnify for off-site matters survives for a period of seven years following the closing. The Company also agreed to indemnify the buyer for any environmental actions at sites formerly owned or operated by the business resulting from the business’ prior activities.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR Acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition.  The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.  Degussa had previously been under an obligation to indemnify the Company for breaches of representations and warranties and for claims related to the contamination of the Company’s or its subsidiaries properties, but those obligations have expired.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004, GEA Group and its subsidiary, GEA North America, are required to indemnify the Company and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of the Dynamit Nobel Acquisition, if notified within ten years from closing (which occurred on July 31, 2004). In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters for which we provided notice by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($145,900 and $1,094,250 using the December 31, 2007 exchange rate of €1.00 = $1.4590) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years from closing. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $40.7 million for known environmental liabilities as of December 31, 2007, all of which was classified as other non-current liabilities in the Consolidated Balance Sheets.  At December 31, 2006, the Company accrued $37.0 million for known environmental liabilities, of which $35.3 million was classified as other non-current liabilities in the Consolidated Balance Sheets.  The increase in the environmental reserve as of December 31, 2007 is primarily due to environmental liabilities assumed in the acquisition of the global color pigments business of Elementis plc completed in the third quarter of 2007. The environmental liabilities assumed are subject to change upon the finalization of purchase accounting. Included in the $40.7 million as of December 31, 2007 is €6.9 million ($10.1 million using the December 31, 2007 exchange rate of €1.00 = $1.4590) that is discounted using a 5.0% discount rate (undiscounted amount equals $15.1 million), and €2.1 million ($3.1 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $4.3 million). Included in the $37.0 million as of December 31, 2006 is €6.7 million ($8.8 million using the December 31, 2006 exchange rate of €1.00 = $1.3199) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.8 million), and €1.9 million ($2.5 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.2 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. The Company estimates that the potential range for such environmental matters is from $40.7 million to $63.7 million. In the year ended December 31, 2007, excluding the acquisition of the global color pigments business of Elementis plc, the Company recorded charges of $0.6 million to increase its environmental liabilities and made payments of $1.7 million for clean-up and remediation costs, which reduced its environmental liabilities. For the year ended December 31, 2007, the recurring cost of managing hazardous substances for our ongoing operations is $51.9 million. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range identified above.

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

Commitments

As of December 31, 2007, the Company has unconditional purchase obligations of $294.9 million primarily consisting of take-or-pay contracts to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Amounts due within one year are estimated to be $158.7 million and the majority of the remainder is due during 2009 and 2010. The Company has disclosed its contractual obligations as of December 31, 2007 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” section.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report included herein.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
February 29, 2008

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the internal control over financial reporting of Rockwood Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report, dated February 29, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 on January 1, 2007.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 29, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors, executive officers of the Company and corporate governance is included under the caption “Proposal One—Election of Directors,” “Corporate Governance and Related Matters,” “Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive compensation is included under the captions “Executive Compensation and Related Information,” “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Related Matters—Compensation Committee Report” in the Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the caption “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Related Information—Equity Compensation Plan Information” in the Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain transactions is included under the caption “Certain Relationships and Related Party Transactions,” “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the caption “Audit and Related Fees” in the Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of this report:

2.     Financial Statement Schedules:

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year ended December 31,
	2007	2006	2005

Equity in undistributed earnings of subsidiaries	$317.1	$103.0	$95.8

Net income	$317.1	$103.0	$95.8

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3.0	$1.8
Total current assets	3.0	1.8
Investment in subsidiaries	1,563.3	1,116.6
Due from affiliates	6.9	2.3
Total assets	$1,573.2	$1,120.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	$—	$0.2
Accrued expenses and other current liabilities	—	0.2
Total current liabilities	—	0.4
Deferred income taxes	(0.2)	(0.2)
Total liabilities	(0.2)	0.2
Performance restricted stock units	1.8	—

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,989 shares issued and 73,895 shares outstanding at December 31, 2007; 400,000 shares authorized, 73,879 shares issued and 73,785 shares outstanding at December 31, 2006)	0.7	0.7
Paid-in capital	1,156.2	1,151.8
Accumulated other comprehensive income	371.0	234.0
Retained earnings (deficit)	45.1	(264.6)
Treasury stock, at cost	(1.4)	(1.4)
Other	—	—
Total stockholders’ equity	1,571.6	1,120.5
Total liabilities and stockholders’ equity	$1,573.2	$1,120.7

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317.1	$103.0	$95.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiaries	(317.1)	(103.0)	(95.8)
Deferred income taxes	—	(0.2)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Due from affiliates	0.1	(2.3)	—
Income taxes payable	(0.2)	0.2	—
Accrued expenses and other liabilities	(0.2)	(0.1)	1.0
Net cash (used in) provided by operating activities	(0.3)	(2.4)	1.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	(395.9)
Net cash used in investing activities	—	—	(395.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.5	0.1	471.4
Stock issuance costs	—	—	(33.8)
Redemption of redeemable convertible preferred stock from IPO proceeds	—	—	(38.5)
Net cash provided by financing activities	1.5	0.1	399.1

Net increase (decrease) in cash and cash equivalents	1.2	(2.3)	4.2
Cash and cash equivalents, beginning of year	1.8	4.1	(0.1)
Cash and cash equivalents, end of year	$3.0	$1.8	$4.1

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

Accounting for subsidiaries–The Company has accounted for its subsidiaries under the equity method in the unconsolidated condensed financial statements.

2.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company issued $25.0 million of its redeemable convertible preferred stock to an affiliate of KKR in July 2003. See Note 16, “Redeemable Convertible Preferred Stock” to the consolidated financial statements.

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

Generally, under the terms of the 2014 Notes, the Company’s subsidiaries may not (i) declare or pay any dividend on their equity interests other than dividends payable solely in equity interests or in options, warrants, or other rights to purchase such equity interests; (ii) redeem or otherwise acquire or retire for value any of the Company’s subsidiaries or the Company’s equity interests; (iii) make any principal payment on or otherwise acquire or retire for value any subordinated indebtedness; or (iv) make any loan or capital contribution to, or purchase any securities or assets of, any person. These restrictions do not apply if, at the time of taking any of these actions, (a) no Default or Event of Default exists under the Company’s debt obligations, (b) immediately after taking such action, the Company could incur additional indebtedness without violating the Company’s debt covenants, and (c) the total amount of payments made pursuant to the above actions does not exceed the sum of (1) 50% of net income, (2) the proceeds of any capital contributions or equity offerings, and (3) the fair market value of any unrestricted subsidiary redesignated as a restricted subsidiary. Numerous exceptions to these general prohibitions exist that permit the Company’s subsidiaries to make certain restricted payments without compliance with (a), (b) and (c).

5.     STOCK SPLIT

On July 18, 2005, in connection with a planned offering of its common stock, the Company’s board of directors authorized a 34.22553019-for-one stock split of its common stock.

3.     Exhibits:

Exhibit No.	Description of Exhibit
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(M)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (N)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
3.1 (I)	Form of Amended and Restated Certificate of Incorporation of Rockwood Holdings, Inc.
3.2 (Q)	Form of Amended and Restated By-Laws of Rockwood Holdings, Inc.
4.1 (I)	Form of Certificate of Common Stock
4.2 (I)	Warrant Agreement, dated as of July 23, 2003, between Rockwood Holdings, Inc. and KKR Millennium Fund L.P.
4.3 (I)	Registration Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., KKR 1996 Fund L.P. and KKR Partners II, L.P.
4.4 (I)	First Amendment, dated as of July 23, 2003, to the Registration Rights Agreement, among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P. and KKR Millennium Fund L.P.
4.5 (A)	Indenture, dated as of July 23, 2003, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.6 (I)	Supplemental Indenture, dated as of July 31, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.7 (A)

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

4.9 (C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
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
4.12 (I)

Amendment and Supplement No. 1 dated as of February 7, 2001 to the Investors’ Rights Agreement, dated as of November 20, 2000,among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P., Merrill Lynch Capital Corporation and Allianz Lebensversicherungs—AG, Stuttgart

4.13 (I)	Supplement No. 2 dated as of January 14, 2005 to the Investors’ Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., Merrill Lynch Capital Corporation and SPCP Group, L.L.C.
4.14 (I)	PIK Bridge Loan Agreement, dated as of November 20, 2000, among Rockwood Specialties Consolidated, Inc., the lenders named therein, Merrill Lynch Capital Corporation and Merrill Lynch International
4.15 (I)

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

Third Amendment, dated as of December 13, 2005, to the Credit Agreement dated as of July 30, 2004 and as amended by the First Amendment dated as of October 8, 2004 and by the Second Amendment dated as of December 10, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), acting through its Cayman Islands Branch, as Administrative Agent and Collateral Agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.5 (O)

Fourth Amendment, dated as of March 23, 2007, to the Credit Agreement dated as of July 30, 2004 and as amended by the First Amendment dated as of October 8, 2004, by the Second Amendment dated as of December 10, 2004 and by the Third Amendment dated as of December 13, 2005, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), acting through its Cayman Islands Branch, as Administrative Agent and Collateral Agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.6(D)

Security Agreement, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as US Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.7(D)

Pledge Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.8(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.9(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the Subsidiaries of Rockwood Specialties Limited named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.10(D)

Senior Subordinated Loan Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Lead Arrangers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent

10.11(D)

Guarantee, dated as of July 30, 2004, among the Subsidiaries of Rockwood Specialties Group, Inc. named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P. and UBS AG, Stamford Branch, as Agents

10.12(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.13(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.14(A)	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.15(I)	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.16(I)	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.17(A)

Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders’ Agreement, dated as of January 30, 2001, KKR Partners II L.P. and KKR 1996 Fund L.P.

10.18(I)

Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)

10.19(I)	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.20(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.21(A)	Form of Promissory Note made by an executive officer in connection with 2001 management equity program
10.22(G)	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.23(G)

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.24(G)

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.37 herewith)

10.25(J)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.26(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.27(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.28(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.29(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.30(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.31(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.32(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.33(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.34(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.35(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.36(A)	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.37(G)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.38(G)	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.39(A)	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.40(H)	Amendment, dated as of October 15, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.41(A)	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
10.42(A)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc.
10.43(A)	The Rockwood Specialties, Inc. Money Purchase Pension Plan
10.44(A)	Supplementary Savings Plan of Laporte Inc.
10.45(A)	Rockwood Specialties, Inc. Deferred Compensation Plan
10.46(I)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.47(I)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.

10.48(I)	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.49(I)	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.50(I)	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.51(I)	2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries
10.52(I)	Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries
10.53(I)	Form of Non-Employee Director Stock Option Agreement
10.54(P)	Form of Company’s Stock Option Agreement (May 2007)
10.55(P)	Form of Performance Restricted Stock Unit Award Agreement (May 2007)
10.56(Q)	Form of Company’s Stock Option Agreement (December 2007)
10.57(Q)	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

*	Filed herewith.

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on August 4, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 12, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on December 14, 2004.

(G)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(H)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(I)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(J)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2005.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(N)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2007.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(Q)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman of the Board and Chief Executive Officer
Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name		Title	Date

/s/	SEIFI GHASEMI	Chairman and Chief Executive Officer and Director	February 29, 2008
By:	Seifi Ghasemi	(Principal Executive Officer)

/s/	ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer	February 29, 2008
By:	Robert J. Zatta	(Principal Financial Officer)

/s/	JAMES T. SULLIVAN	Corporate Controller (Principal Accounting Officer)	February 29, 2008
By:	James T. Sullivan

/s/	BRIAN F. CARROLL	Director	February 29, 2008
By:	Brian F. Carroll

/s/	SHELDON R. ERIKSON	Director	February 29, 2008
By:	Sheldon R. Erikson

/s/	TODD A. FISHER	Director	February 29, 2008
By:	Todd A. Fisher

/s/	DOUGLAS L. MAINE	Director	February 29, 2008
By:	Douglas L. Maine

/s/	J. KENT MASTERS	Director	February 29, 2008
By:	J. Kent Masters

/s/	CYNTHIA A. NIEKAMP	Director	February 29, 2008
By:	Cynthia A. Niekamp

/s/	SUSAN SCHNABEL	Director	February 29, 2008
By:	Susan Schnabel