Form 10-Q
period 2008-03-31
Rockwood Holdings, Inc.
filed 2008-05-06
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2008, there were 73,913,262 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2008	2007
Net sales	$854.0	$747.7
Cost of products sold	579.1	503.6
Gross profit	274.9	244.1
Selling, general and administrative expenses	170.1	147.2
Restructuring charges, net	0.8	4.0
Loss (gain) on sale of assets	0.1	(4.8)
Operating income	103.9	97.7
Other income (expenses):
Interest expense	(73.7)	(54.7)
Interest income	2.2	4.8
Refinancing expenses	—	(0.9)
Foreign exchange gain, net	15.1	0.1
Other, net	0.4	(0.1)
Other income (expenses), net	(56.0)	(50.8)
Income from continuing operations before taxes and minority interest	47.9	46.9
Income tax provision	19.6	20.8
Income from continuing operations before minority interest	28.3	26.1
Minority interest in continuing operations	(0.6)	(1.1)
Net income from continuing operations	27.7	25.0
Income from discontinued operations, net of tax	—	4.7
Gain on sale of discontinued operations, net of tax	—	115.7
Minority interest in discontinued operations	—	(0.1)
Net income	$27.7	$145.3

Basic earnings per share:
Earnings from continuing operations	$0.37	$0.34
Earnings from discontinued operations, net of tax	—	1.63
Basic earnings per share	$0.37	$1.97

Diluted earnings per share:
Earnings from continuing operations	$0.36	$0.33
Earnings from discontinued operations, net of tax	—	1.60
Diluted earnings per share	$0.36	$1.93

Weighted average number of basic shares outstanding	73,898	73,786
Weighted average number of diluted shares outstanding	76,609	75,392

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$298.1	$350.1
Accounts receivable, net	554.3	483.7
Inventories	573.8	535.4
Deferred income taxes	21.1	22.6
Prepaid expenses and other current assets	61.7	70.7
Total current assets	1,509.0	1,462.5
Property, plant and equipment, net	1,588.1	1,512.8
Goodwill	1,827.4	1,767.0
Other intangible assets, net	714.7	676.8
Deferred debt issuance costs, net of accumulated amortization of $35.8 and $31.2, respectively	41.6	41.1
Deferred income taxes	15.3	15.5
Other assets	42.0	39.2
Total assets	$5,738.1	$5,514.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248.8	$293.2
Income taxes payable	13.4	12.7
Accrued compensation	77.0	83.1
Restructuring liability	9.9	14.0
Accrued expenses and other current liabilities	182.9	165.8
Deferred income taxes	8.6	7.2
Long-term debt, current portion	111.3	107.4
Total current liabilities	651.9	683.4
Long-term debt	2,532.9	2,474.0
Pension and related liabilities	354.5	327.5
Deferred income taxes	121.5	112.5
Other liabilities	217.2	168.8
Total liabilities	3,878.0	3,766.2
Minority interest	173.7	175.3
Performance restricted stock units	2.7	1.8

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 73,998 shares issued and 73,904 shares outstanding at March 31, 2008; 400,000 shares authorized, 73,989 shares issued and 73,895 shares outstanding at December 31, 2007)	0.7	0.7
Paid-in capital	1,157.3	1,156.2
Accumulated other comprehensive income	454.3	371.0
Retained earnings	72.8	45.1
Treasury stock, at cost	(1.4)	(1.4)
Total stockholders’ equity	1,683.7	1,571.6
Total liabilities and stockholders’ equity	$5,738.1	$5,514.9

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.7	$145.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(4.7)
Gain on sale of discontinued operations, net of tax	—	(115.7)
Minority interest in discontinued operations	—	0.1
Depreciation and amortization	61.8	49.3
Deferred financing costs amortization	2.3	2.4
Foreign exchange gain	(15.1)	(0.1)
Fair value adjustment of derivatives	30.8	2.8
Bad debt provision	0.3	0.4
Stock-based compensation	1.8	—
Deferred income taxes	7.3	9.8
Gain on sale of assets	(0.4)	(4.8)
Minority interest in continuing operations	0.6	1.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(47.3)	(52.2)
Inventories, including inventory write-up reversal	(12.7)	(3.0)
Prepaid expenses and other assets	3.3	(1.7)
Accounts payable	(39.0)	(25.4)
Income taxes payable	1.3	5.8
Accrued expenses and other liabilities	4.5	55.0
Net cash provided by operating activities of continuing operations	27.2	64.4
Net cash provided by operating activities of discontinued operations	—	6.3
Net cash provided by operating activities	27.2	70.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(10.9)	(2.1)
Post closing purchase price consideration	29.1	—
Capital expenditures, excluding capital leases	(56.1)	(45.6)
Proceeds from formation of Viance joint venture, net	—	76.6
Proceeds on sale of assets	2.4	9.9
Net cash (used in) provided by investing activities of continuing operations	(35.5)	38.8
Net cash (used in) provided by investing activities of discontinued operations, including sale proceeds of $426.2 for the three months ended March 31, 2007	(4.6)	424.5
Net cash (used in) provided by investing activities	(40.1)	463.3
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	0.1	—
Repayment of senior secured credit facilities	(33.5)	(28.0)
Repayment of senior secured credit facilities revolver	—	(37.0)
Payments on other long-term debt	(3.0)	(1.6)
Distribution to minority shareholder	(2.2)	—
Net cash used in financing activities of continuing operations	(38.6)	(66.6)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(38.6)	(66.6)
Effect of exchange rate changes on cash	(0.5)	(2.1)
Net (decrease) increase in cash and cash equivalents	(52.0)	465.3
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	(1.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(52.0)	463.7
Cash and cash equivalents of continuing operations, beginning of period	350.1	27.7
Cash and cash equivalents of continuing operations, end of period	$298.1	$491.4

(a) -

Excludes $4.6 of sale-related cash outflows, net for the three months ended March 31, 2008. Excludes sale proceeds of $426.2 and intercompany transfers of $3.0 for the three months ended March 31, 2007.

Supplemental disclosures of cash flow information:
Interest paid, net	$25.9	$25.4
Income taxes paid, net of refunds	$10.9	$5.0
Non-cash investing activities:
Acquisition of capital equipment	$7.5	$10.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background— Rockwood Holdings, Inc. and Subsidiaries is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.  Unless otherwise indicated, any references to “we,” “our,” “us,” the “Company” or “Rockwood” refer to Rockwood Holdings, Inc. and its consolidated subsidiaries.

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty compounds, iron-oxide pigments, timber-treatment chemicals, clay-based additives and pool and spa chemicals.

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (“GEA Group”). The businesses acquired are focused on highly specialized markets and consist of surface treatment and lithium chemicals; advanced ceramics and titanium dioxide pigments.

On January 9, 2007, the Company completed the sale of its Groupe Novasep segment and on December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts related to reporting the sale of the Groupe Novasep segment and the Electronics business, excluding the wafer reclaim business, as discontinued operations, have been reclassified to conform to current-year classification. The Groupe Novasep segment and the Electronics business, including the wafer reclaim business, represented two of our reportable segments.

The interim financial statements included herein are unaudited.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2007 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The Company’s minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally Viance, LLC) that are consolidated but less than 100% owned.  On January 2, 2007, Chemicals Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry.  In accordance with the consolidation principles of FIN 46 (R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its five reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components and (5) Specialty Compounds, which consists of plastic compounds.  As discussed above, the Company sold its Electronics business, excluding its European wafer reclaim business, in December 2007.  As a result, the European wafer reclaim business is included within “Corporate and other” for all periods presented (See Note 3, “Segment Information,” for further details).

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer. See Note 3, “Segment Information,” for further segment reporting information.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each. Information concerning certain transactions is included in the Company’s 2007 Form 10-K in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” There have not been additional related party transactions for the period ended March 31, 2008.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2007, is realized when the service is performed.  Liabilities for product warranties are less than 1% of consolidated net sales as of March 31, 2008 and December 31, 2007.

Foreign Currency Translation— The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments.  These loans are all related to intercompany debt arrangements. As of March 31, 2008, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million ($820.0 million using the March 31, 2008 exchange rate of €1.00 = $1.5788) of intercompany loans.

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

Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions  and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) . Other postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions  and SFAS 158. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

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

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment hedges.  Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt.

Comprehensive income is summarized as follows:

	Three months ended
	March 31,
($ in millions)	2008	2007
Net income	$27.7	$145.3
Pension related adjustments, net of tax	0.5	0.5
Foreign currency translation	116.8	36.8
Intercompany foreign currency loans	62.8	2.1
Net investment hedge, net of tax	(96.8)	(10.4)
Total comprehensive income	$111.0	$174.3

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of March 31, 2008. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at March 31, 2008 to be reclassified into earnings during the subsequent twelve months.

In addition, the Company designated the remaining portion of the euro-denominated debt that is recorded on the U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €667.7 million or $1,054.1 million based on the March 31, 2008 exchange rate of €1.00 = $1.5788).  As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of March 31, 2008. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at March 31, 2008 to be reclassified into earnings during the subsequent twelve months.

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

The compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan caused income from continuing operations before taxes and minority interest to decrease by $1.9 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively.  See Note 10, “Stock-Based Compensation,” for further details.

The Company granted additional stock options and performance restricted stock units in 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The performance restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of March 31, 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements—The following represents the impact of recently issued accounting pronouncements:

In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Certain disclosure provisions of this standard were effective for the Company as of January 1, 2008 and are disclosed in Note 14, “Fair Value Measurements.” The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will apply the provisions of FSP 157-2 on January 1, 2009 and does not expect this FSP to have a material impact on its financial statements.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, was issued. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value and permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the Company as of January 1, 2008.  The Company adopted this standard on January 1, 2008. However, the Company has elected not to measure any instruments at fair value under SFAS No. 159.

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

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R), was issued. The Company adopted the recognition provisions of SFAS

No. 158 and initially applied them to the funded status of its defined benefit postretirement plans as of December 31, 2006. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the 2008 fiscal year end. The Company currently measures its funded status as of the date of the Company’s fiscal year-end consolidated balance sheet for most of its plans.  The Company does not expect a material impact on its financial statements as a result of this change in 2008.

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 was issued. This statement changes the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact this statement will have on its financial statements.

2.        DISCONTINUED OPERATIONS:

On January 9, 2007, the Company completed the sale of its Groupe Novasep segment. The transaction was valued at approximately €425 million, which included the repayment of third party and intercompany indebtedness.  In connection with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s financial statements have been reclassified to reflect the Groupe Novasep segment as a discontinued operation for all periods presented.

On December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business, for $315.6 million. In connection with SFAS No. 144, the Company’s financial statements have been reclassified to reflect the Electronics business sold as a discontinued operation for all periods presented.

Operating results of the discontinued operations of Groupe Novasep and the Electronics business sold for the three months ended March 31, 2007 were as follows:

	Groupe	Electronics
($ in millions)	Novasep	Business	Total
Net sales	$8.9	$48.4	$57.3
Cost of products sold	7.0	35.5	42.5
Gross profit	1.9	12.9	14.8
Selling, general and administrative expenses	1.0	7.6	8.6
Restructuring charges	—	0.5	0.5
Gain on sale of business/assets	(117.7)	—	(117.7)
Operating income	118.6	4.8	123.4
Other income (expenses):
Interest expense	(0.3)	—	(0.3)
Interest income	—	0.3	0.3
Foreign exchange gain, net	—	0.3	0.3
Other income (expenses), net	(0.3)	0.6	0.3
Income before taxes and minority interest	118.3	5.4	123.7
Income tax provision	2.1	1.2	3.3
Net income before minority interest	116.2	4.2	120.4
Minority interest	(0.1)	—	(0.1)
Net income	$116.1	$4.2	$120.3

As of March 31, 2007, the Company had received net cash proceeds of $426.2 million from the sale of Groupe Novasep. These proceeds were reported as net cash provided by investing activities of discontinued operations for the three months ended March 31, 2007 in the Company’s Condensed Consolidated Statements of Cash Flows. Net cash proceeds for the year ended December 31, 2007 from the sale of Groupe Novasep were $420.7 million.  The net gain on the Groupe Novasep sale recorded in the first quarter of 2007 was $115.7 million (net of $2.0 million of German taxes).

3.        SEGMENT INFORMATION:

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating our central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The “Corporate and other” classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the wafer reclaim business. The European wafer reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in Europe. This business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications.  In February 2007, the Company completed the sale of its U.S. wafer reclaim business. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended March 31, 2008
Net sales	$311.7	$211.6	$125.8	$133.2	$69.0	$2.7	$854.0
Total Adjusted EBITDA	80.5	31.2	23.9	38.5	8.7	(14.4)	168.4
Three months ended March 31, 2007
Net sales	$267.9	$184.8	$116.1	$105.5	$69.6	$3.8	$747.7
Total Adjusted EBITDA (a)	68.3	32.6	22.4	28.8	8.1	(13.2)	147.0

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other (b)	Eliminations (c)	Consolidated
Identifiable assets as of:
March 31, 2008	$2,038.0	$1,406.5	$856.3	$921.0	$283.9	$407.5	$(175.1)	$5,738.1
December 31, 2007	1,900.1	1,384.4	801.4	843.6	281.8	462.7	(159.1)	5,514.9

(a)

This amount does not include $9.2 million of Adjusted EBITDA for the three months ended March 31, 2007 from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the three months ended March 31, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

(b)	This amount includes $52.7 million and $47.4 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at March 31, 2008 and December 31, 2007, respectively.

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

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 4, “Segment Information,” in the Company’s 2007 Form 10-K.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the 2014 Notes excludes certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

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

The following table presents a reconciliation of income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended March 31, 2008
Income (loss) from continuing operations before taxes and minority interest	$52.7	$5.2	$2.1	$18.1	$3.6	$(33.8)	$47.9
Interest expense (a)	12.8	8.1	8.9	8.7	2.3	32.9	73.7
Interest income	(0.7)	—	—	(0.1)	(0.2)	(1.2)	(2.2)
Depreciation and amortization	16.1	16.5	12.9	11.9	2.9	1.5	61.8
Restructuring charges, net	—	0.6	—	0.2	—	—	0.8
Systems/organization establishment expenses	0.3	0.7	—	0.1	0.1	—	1.2
Inventory write-up reversal	0.4	—	—	—	—	—	0.4
Loss on sale of assets	—	—	—	0.1	—	—	0.1
Foreign exchange gain, net	(0.6)	—	—	(0.5)	—	(14.0)	(15.1)
Other	(0.5)	0.1	—	—	—	0.2	(0.2)
Total Adjusted EBITDA	$80.5	$31.2	$23.9	$38.5	$8.7	$(14.4)	$168.4
Three months ended March 31, 2007
Income (loss) from continuing operations before taxes and minority interest	$46.8	$16.0	$4.2	$10.8	$3.0	$(33.9)	$46.9
Interest expense (a)	9.4	3.3	7.9	7.9	2.4	23.8	54.7
Interest income	(0.8)	(0.2)	—	0.2	(0.2)	(3.8)	(4.8)
Depreciation and amortization	12.8	12.6	10.3	9.6	2.7	1.3	49.3
Restructuring charges, net	0.2	—	—	0.1	—	3.7	4.0
Systems/organization establishment expenses	—	0.5	—	0.2	0.2	—	0.9
Cancelled acquisition and disposal costs	—	—	—	—	—	0.1	0.1
Refinancing expenses	—	—	—	—	—	0.9	0.9
Loss (gain) on sale of assets	—	0.1	—	—	—	(4.9)	(4.8)
Foreign exchange loss (gain), net	0.2	0.1	—	—	—	(0.4)	(0.1)
Other	(0.3)	0.2	—	—	—	—	(0.1)
Total Adjusted EBITDA (b)	$68.3	$32.6	$22.4	$28.8	$8.1	$(13.2)	$147.0

(a)     Includes losses of $30.8 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)     This amount does not include $9.2 million of Adjusted EBITDA for the three months ended March 31, 2007 from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the three months ended March 31, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

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

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•            Restructuring and related charges:  Restructuring charges of $0.8 million and $4.0 million were recorded in the three months ended March 31, 2008 and 2007, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 13, “Restructuring Liability,” for further details).

•            Systems/organization establishment expenses:  For the three months ended March 31, 2008, expenses of $1.2 million were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment in August 2007.  For the three months ended March 31, 2007, expenses of $0.9 million were recorded primarily in connection with the integration of the Viance, LLC joint venture and the integration of businesses acquired in 2006 in the Advanced Ceramics and Specialty Compounds segments.

•            Cancelled acquisition and disposal costs:  Costs of $0.1 million were recorded for the three months ended March 31, 2007 in connection with non-consummated acquisitions and dispositions.

•            Inventory write-up reversal:  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with acquisitions, the Company allocates a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions. This resulted in a reduction of gross profit of $0.4 million for the three months ended March 31, 2008 in the Specialty Chemicals segment as the inventory was sold in the normal course of business.

•            Refinancing expenses:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans.

•            Loss (gain) on sale of assets:  The Company recorded a loss, net of $0.1 million for the three months ended March 31, 2008 respectively, related to asset sales in the Advanced Ceramics segment. In the three months ended March 31, 2007, the Company recorded gains of $4.8 million primarily related to the sale of the U.S. wafer reclaim business.

•            Foreign exchange gain (loss), net:  During the periods presented, the Company recorded foreign exchange gains and (losses) from intercompany financing related-receivables, long-term debt and other non-operating transactions. For the three months ended March 31, 2008 and 2007, gains of $15.1 million and $0.1 million, respectively, were recorded. The increase in foreign exchange gains is due to the impact of the stronger euro as of March 31, 2008 versus December 31, 2007, related to non-operating euro-denominated transactions.

4. ACQUISITIONS:

Pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses in recent years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, any goodwill resulting from acquisitions is tested for impairment at least annually.

Elementis plc Global Color Pigments Business

On August 31, 2007, the Company completed the acquisition of the global color pigments business of Elementis plc for a purchase price of approximately $140.0 million. This acquisition includes facilities in North America, Europe and China and is being integrated into the Color Pigments and Services business, which is part of the Performance Additives segment. The financial position of the business acquired is included in the Consolidated Balance Sheet as of December 31, 2007 and March 31, 2008. The results of operations and cash flows of the business acquired for the periods after August 31, 2007 are included for the quarter ended March 31, 2008. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and is estimated to be $23.1 million as of March 31, 2008. Certain environmental matters were assumed in the acquisition. The Company estimates that the potential exposure range for these items is from $4.5 million to $16.7 million. At March 31, 2008, $4.5 million of related reserves are recorded. The allocation of the purchase price to the identifiable assets acquired and the environmental liabilities assumed are preliminary and are subject to change upon the finalization of purchase accounting which is expected to be completed during 2008.

In addition to the acquisition described above, the Company has completed other smaller acquisitions in 2007 and in the first quarter of 2008. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of March 31, 2008.

The above acquisitions were not material on an individual basis, or in the aggregate.

5.        INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2008	2007
Raw materials	$192.9	$186.9
Work-in-process	68.5	61.0
Finished goods	305.9	281.4
Packaging materials	6.5	6.1
Total	$573.8	$535.4

6.        GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Total
Balance, December 31, 2007	$684.1	$515.4	$187.8	$258.5	$121.2	$1,767.0
Post closing purchase price consideration (a)	(18.2)	—	(6.0)	(4.9)	—	(29.1)
Acquisitions	2.1	—	—	—	—	2.1
Foreign exchange and other (b)	41.9	7.5	15.3	21.9	0.8	87.4
Balance, March 31, 2008	$709.9	$522.9	$197.1	$275.5	$122.0	$1,827.4

(a)                Under the terms of the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004, GEA Group and its subsidiary, GEA North America Inc. (“GEA North America”), were obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. In March 2008, the Company entered into an agreement with GEA Group and GEA North America to settle all existing and future non-tax related claims in consideration of payment to the Company of €18.8 million ($29.1 million) which was received on March 28, 2008. This payment was considered an adjustment to the purchase price per the claims settlement agreement between the Company and GEA Group and its subsidiary. As a result, the Company has reported this as an adjustment to the purchase price with a credit to goodwill in the first quarter of 2008.  See Note 15, “Commitments and Contingencies,” for further details.

(b)               Consists primarily of foreign currency changes.

7.        OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of March 31, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$427.8	$(133.6)	$294.2	$395.6	$(116.7)	$278.9
Trade names and trademarks	149.0	(25.9)	123.1	147.2	(23.0)	124.2
Customer relationships	309.2	(67.1)	242.1	273.3	(57.3)	216.0
Supply agreements	31.3	(3.7)	27.6	29.6	(2.9)	26.7
Other	57.8	(30.1)	27.7	57.7	(26.7)	31.0
Total	$975.1	$(260.4)	$714.7	$903.4	$(226.6)	$676.8

(a)                The increase from December 31, 2007 is primarily related to the impact of currency changes and additions from acquisitions.

Amortization of other intangible assets was $18.7 million and $15.1 million for the three months ended March 31, 2008 and 2007, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)

Amortization
Year ended	Expense
2008	$73.4
2009	66.4
2010	64.7
2011	59.5
2012	55.6

8.        LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($ , € and £ in millions)	2008	2007
Senior secured credit facilities:
Tranche A-1 term loans (€26.1 and €29.3, respectively)	$41.2	$42.8
Tranche A-2 term loans (€113.6 and €127.8, respectively)	179.4	186.5
Tranche E term loans	1,110.7	1,116.4
Tranche G term loans (€266.6 and €267.9, respectively)	420.9	390.9
2014 Notes (€375.0 and $200.0 as of March 31, 2008 and December 31, 2007)	792.0	747.1
Other term loan facilities	23.5	24.2
Capitalized lease obligations (€33.4 and €34.1, respectively)	52.7	49.7
Preferred stock of subsidiary (£12.0 as of March 31, 2008 and December 31, 2007)	23.8	23.8
	2,644.2	2,581.4
Less current maturities	(111.3)	(107.4)
	$2,532.9	$2,474.0

9.      INCOME TAXES:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the three months ended March 31, 2008 and 2007 was 40.9% and 44.3%, respectively. The effective tax rate is lower in 2008 compared to 2007 primarily as a result of lower statutory rates in various European countries and geographic mix. The difference between the effective tax rate and the U.S. federal statutory rate of 35.0% is primarily a function of foreign rate differentials and the impact of the valuation allowance on domestic earnings.

In the three months ended March 31, 2008, the Company increased its worldwide valuation allowances by $44.5 million. The increase in the valuation allowance was the result of an increase in the U.S. net deferred tax assets. The change in the valuation allowance for the first quarter of 2008 increased the tax provision by $6.1 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2007	$100.8
Increase as reflected in income tax expense	6.1
Increase as reflected in other comprehensive income (a)	38.4
Balance as of March 31, 2008	$145.3

(a)     Primarily related to net investment hedge losses, as well as the mark-to-market of the Company’s Euro-denominated debt, recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

In the first quarter of 2008, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance that has been recorded. During the first three months of 2008, the Company’s net deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and the Federal AMT Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits at March 31, 2008 were $28.2 million, including $25.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at March 31, 2008, are $2.2 million of tax benefits that if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $0.5 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $4.3 million for interest and penalties at December 31, 2007. During the three months ended March 31, 2008, the accrual for interest and penalties was increased by $0.5 million. As of March 31, 2008, the Company had accrued a total of $4.8 million.

During the next twelve months, it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $3.0 million or a cost of up to $22.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

In December 2007, the Company awarded 167,951 performance restricted stock units to management and key employees which will vest on December 31, 2010 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2008 through December 31, 2010. However, in accordance with SFAS No. 123R, the Company did not recognize any compensation cost in 2007 for this issuance because the performance measures that form the basis for vesting of these restricted stock units were not known as of December 31, 2007. These performance measures were established on February 29, 2008, when the Company’s financial statements for 2007 were filed with the Securities and Exchange Commission. The weighted average grant date fair value of these restricted stock units was $30.69 per stock unit.

The compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan resulted in a decrease to income from continuing operations before taxes and minority interest of $1.9 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively. The total tax benefit recognized related to stock options was $0.2 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

11.      EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and
132 (R):

	Three months ended
	March 31,
($ in millions)	2008	2007
Service cost	$1.8	$1.9
Interest cost	7.0	5.7
Expected return on assets	(2.7)	(2.1)
Net amortization of actuarial losses	—	0.1
Total pension cost	$6.1	$5.6

12.     EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended
	March 31,
($ in millions, except per share amounts; shares in thousands)	2008	2007
EPS Numerator - Basic:
Net income from continuing operations applicable to common shareholders	$27.7	$25.0
Income from discontinued operations, net of tax	—	4.7
Gain on sale of discontinued operations, net of tax	—	115.7
Minority interest in discontinued operations, net of tax	—	(0.1)
Net income applicable to common shareholders	$27.7	$145.3

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,898	73,786

Basic earnings per common share:
Earnings from continuing operations	$0.37	$0.34
Earnings from discontinued operations, net of tax	—	1.63
Basic earnings per common share	$0.37	$1.97

EPS Numerator - Diluted:
Net income from continuing operations	$27.7	$25.0
Income from discontinued operations, net of tax	—	4.7
Gain on sale of discontinued operations, net of tax	—	115.7
Minority interest in discontinued operations, net of tax	—	(0.1)
Net income applicable to common shareholders	$27.7	$145.3

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	73,898	73,786
Effect of dilutive stock options and other incentives	2,711	1,606
Weighted average number of common shares outstanding and common stock equivalents	76,609	75,392

Diluted earnings per common share:
Earnings from continuing operations	$0.36	$0.33
Earnings from discontinued operations, net of tax	—	1.60
Diluted earnings per common share	$0.36	$1.93

Stock options under employee compensation plans representing common stock of 1,031,629 shares were outstanding as of March 31, 2008, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

13.     RESTRUCTURING LIABILITY:

The Company recorded restructuring charges of $0.8 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively.  The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the three months ended March 31, 2008, the Company expensed $0.8 million of restructuring charges. In the Performance Additives segment, the Company implemented a restructuring plan in its Color Pigments and Services business in connection with the integration of the business acquired from Elementis plc which will include the reorganization and relocation of its North American Finance and IT services and the closure of three manufacturing facilities by the end of 2008. For the three months ended March 31, 2008, the Company recorded $0.6 million of severance costs related to this restructuring plan and expects to record approximately $1.5 million of additional costs during the remainder of 2008. In the Advanced Ceramics segment, $0.2 million was recorded in the first quarter of 2008 for miscellaneous headcount reductions.

During the three months ended March 31, 2007, the Company expensed $4.0 million of restructuring charges.  In the Corporate and other segment, facility closure and severance costs of $3.7 million were recorded primarily related to the restructuring of the wafer reclaim business.  In addition, $0.2 million was recorded in the Specialty Chemicals segment and $0.1 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions.

In 2006, the Company recorded restructuring charges for miscellaneous restructuring items, including miscellaneous headcount reductions and the closure of an administrative office in the Specialty Chemicals segment.  In the Corporate and other segment, charges were recorded primarily related to the restructuring of the wafer reclaim business. This included severance and related costs for employees in connection with the closure of two wafer reclaim facilities. The Company closed a wafer reclaim facility in the U.K. in January 2006 and one of the facilities in the U.S. in March 2006. In addition, charges were recorded in the Performance Additives and Advanced Ceramics segments primarily for miscellaneous headcount reductions.

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

Selected information for the 2008 restructuring actions follows:

	Severance
($ in millions)	Costs	Total
2008
Liability balance, December 31, 2007	$—	$—
Restructuring charge in 2008	0.9	0.9
Utilized in 2008	(0.7)	(0.7)
Liability balance, March 31, 2008	$0.2	$0.2

These actions are expected to be completed during 2008.

Selected information for the 2007 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2007
Liability balance, December 31, 2007	$6.1	$0.3	$0.3	$6.7
Utilized in 2008	(1.3)	(0.1)	—	(1.4)
Foreign exchange and other	(1.9)	1.4	—	(0.5)
Liability balance, March 31, 2008	$2.9	$1.6	$0.3	$4.8

These actions are expected to be completed during 2008 and 2009.

Selected information for the 2006 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2006
Liability balance, December 31, 2007	$1.3	$4.1	$0.1	$5.5
Utilized in 2008	(0.7)	(0.9)	—	(1.6)
Liability balance, March 31, 2008	$0.6	$3.2	$0.1	$3.9

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

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2005
Liability balance, December 31, 2007	$0.2	$0.2	$0.4
Foreign exchange and other	—	(0.2)	(0.2)
Liability balance, March 31, 2008	$0.2	$—	$0.2

These actions are expected to be completed in 2008.

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, December 31, 2007	$0.8	$0.2	$0.4	$1.4
Restructuring charge in 2008	(0.1)	—	—	(0.1)
Utilized in 2008	(0.1)	(0.1)	—	(0.2)
Foreign exchange and other	0.1	—	(0.4)	(0.3)
Liability balance, March 31, 2008	$0.7	$0.1	$—	$0.8

These actions are expected to be substantially completed by the end of 2008.

Restructuring reserves by segment are as follows:

	March 31,	December 31,
($ in millions)	2008	2007
Specialty Chemicals	$2.3	$3.4
Performance Additives	3.2	4.6
Advanced Ceramics	0.7	0.8
Specialty Compounds	1.0	2.4
Corporate and other	2.7	2.8
	$9.9	$14.0

14.     FAIR VALUE MEASUREMENTS:

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” SFAS No. 157, Fair Value Measurements, was issued in September 2006. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. This statement does not require any new fair value measurements, but requires disclosure of how the fair values of any assets and liabilities that are measured at fair value on a recurring basis are determined. Certain provisions of this standard were effective for the Company as of January 1, 2008 and are disclosed below.  However, the FASB has deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities. Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” entities are permitted to choose whether to measure many financial instruments and certain other items at fair value.  The Company has elected not to measure any instruments at fair value under SFAS No. 159.

As of March 31, 2008, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

Level 1 –	Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 –

Inputs are directly or indirectly observable, which include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 –

Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available.  The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of March 31, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008:

	As of	Fair Value Measurements
	March 31, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$170.3	$170.3	$—	$—
Total assets at fair value	$170.3	$170.3	$—	$—

Liabilities
Interest rate swaps (b)	$40.8	$—	$40.8	$—
Cross-currency interest rate swaps (c)	8.4	—	8.4	—
Cross-currency interest rate swaps - net investment hedge (d)	42.8	—	42.8	—
Raw material purchase hedge (e)	0.2	—	0.2	—
Total liabilities at fair value	$92.2	$—	$92.2	$—

(a)	These represent money market funds with an original maturity of three months or less. These are reported in cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)

The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of March 31, 2008, these contracts cover notional amounts of $725.0 million (at a rate of 4.499%) and €405.8 million (at rates ranging from 2.498% to 4.529%). These derivative contracts effectively convert the senior secured credit obligations to fixed rate obligations. The maturity date of these hedges is July 2008. In the third quarter of 2007, the Company entered into interest rate swaps that become effective in July 2008 and will effectively replace the swaps that will expire in 2008. These swaps mature between November 2009 and July 2012. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

(c)

The Company entered into cross-currency interest rate swaps with current notional amounts of $19.4 million and €17.1 million that effectively convert U.S. dollar borrowings into euro-based obligations at an effective interest rate of EURIBOR plus 4%. These contracts have final maturity dates of July 2010. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

(d)

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap in November 2004 with a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. This swap has a final maturity date of November 2009. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. As a result, any foreign currency gains and losses resulting from the translation of this euro-denominated debt is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

(e)

In March 2008, the Titanium Dioxide Pigments segment entered into a derivative contract to protect a portion of its exposure to movements in certain raw material prices. The Company has elected not to apply hedge accounting for this derivative contract and has recorded the mark-to-market of this derivative in cost of products sold in the Condensed Consolidated Statements of Operations.

The fair values of marketable securities are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.  The fair values of derivatives are based on quoted market prices from various banks for similar instruments.

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted the Company’s motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has appealed this decision and the Company cannot predict how this decision will impact the ultimate resolution of the case; however, the Company will continue to vigorously defend this matter. While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

In addition, a subsidiary in the Specialty Chemicals segment that formerly manufactured sealants for insulating glass and resins for laminated glass prior to and after the sale of this business has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims.  Although the Company does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of one or more of these claims may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.0 million as of March 31, 2008. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa U.K. Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition. Under the terms of the sale and purchase agreement with mg technologies ag (now known as GEA Group Aktiengesellschaft (“GEA Group”)) and its subsidiary MG North America Holdings, Inc. (now known as GEA North America Inc. (“GEA North America”)) were obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Evonik Degussa and GEA Group. However, in March 2008, the Company entered into an agreement with GEA Group and GEA North America to settle all existing and future non tax-related indemnities under the sale and purchase agreement relating to the Dynamit Nobel Acquisition in consideration of payment to the Company of €18.8 million ($29.1 million), which was received on March 28, 2008. These indemnities primarily relate to environmental matters.

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

Safety, Health and Environmental Management Systems

The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements. The Company’s subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to their operations, enhance compliance with such requirements, ensure the safety of the Company’s employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

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

On June 1, 2007, the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances must be pre-registered by December 31, 2008. Currently, REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance, which it believes to be approximately $5.0 million per year until 2010 and approximately $3.0 million per year from 2011 through 2018, although we may incur additional costs depending on the safety assessments required. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which we have reserved for at March 31, 2008:

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

South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.2 million at March 31, 2008.

Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company’s or its predecessor’s former and present properties and/or at sites where the Company and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

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

Environmental Indemnity Obligations

Pursuant to the share purchase agreement entered into in connection with the sale of the Groupe Novasep segment, the Company agreed to indemnify the buyers for certain known and unknown environmental actions which may arise in the future related to periods prior to closing of the sale. These obligations expire three years after the closing; however, the Company’s liability for such obligations was reduced from 90 percent of any qualifying environmental liability claim to 70 percent of such claims 15 months after the closing. In addition, the Company is required to indemnify the purchaser of the Company’s U.S. wafer reclaim business for six years for any unknown environmental actions attributable to the conduct of such business prior to the closing of the transaction in February 2007. The business purchase agreement provides that the Company must indemnify the buyer for 100% of claims related to contamination of the business’ site or the migration of any hazardous substances from such site if notice of any such claim is given within four years of the closing of the transaction and 50% of such claims if notice is given after the fourth but before the sixth anniversary of the closing.

Likewise, pursuant to the stock purchase agreement entered into in connection with the sale of the Electronics business, the Company agreed to indemnify the buyer for certain known and unknown environmental actions which may arise in the future related to periods prior to the closing of the sale. The obligation to indemnify the buyer for environmental liabilities arising at the former Electronics business’ sites expires five years after the closing, while the obligation to indemnify for off-site matters survives for a period of seven years following the closing. The Company also agreed to indemnify the buyer for any environmental actions at sites formerly owned or operated by the business resulting from the business’ prior activities.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR Acquisition, Evonik Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition.  The environmental deed provides that Evonik Degussa will indemnify the Company and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Evonik Degussa will be responsible for reasonable costs and expenses incurred.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004, GEA Group and its subsidiary, GEA North America, were required to indemnify the Company and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties and certain environmental damage claims unknown at closing, if notified within ten years from closing (which occurred on July 31, 2004). GEA Group and GEA North America were also obligated to indemnify the Company for 85% of claims related to legacy site matters, if notified within ten years from closing, and for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters for which the Company provided notice by December 31, 2006. However, as discussed above, the Company entered into an agreement with GEA Group and GEA North America in March 2008 to settle all environmental indemnities under the sale and purchase agreement.

Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that Evonik Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to third parties are uncontested, the Company expects to realize recoveries within the short term. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to the Company will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the

Company’s results of operations or cash flow in any quarterly or annual reporting period.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $43.4 million for known environmental liabilities as of March 31, 2008, of which $43.3 million was classified as other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2007, the Company has accrued $40.7 million for known environmental liabilities, all of which was classified as other non-current liabilities in the Consolidated Balance Sheets. The environmental liabilities assumed are subject to change upon the finalization of purchase accounting. Included in the $43.4 million as of March 31, 2008 is $16.7 million that is discounted using discount rates ranging from 5.0% to 7.0%, with the undiscounted amount of these reserves equaling $25.2 million. Included in the $40.7 million as of December 31, 2007 is $15.8 million that is discounted using discount rates ranging from 5.0% to 7.0%, with the undiscounted amount of these reserves equaling $22.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. The Company estimates that the potential range for such environmental matters is from $43.4 million to $69.0 million. In the three months ended March 31, 2008, excluding the acquisition of the global color pigments business of Elementis plc, the Company recorded charges of $1.0 million to increase its environmental liabilities and made payments of $0.6 million for clean-up and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2008, the recurring cost of managing hazardous substances for ongoing operations is $13.3 million. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range identified above.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2007, we completed the sale of our Groupe Novasep and Electronics segments, excluding our European wafer reclaim business. As a result, our condensed consolidated financial statements have been reclassified to reflect these segments as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” for further details.  The European wafer reclaim business retained has been reported in the “Corporate and other” category for segment reporting purposes for all periods presented.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2007 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

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

•    We completed the sale of our Groupe Novasep segment in January 2007 and our United States wafer reclaim business in February 2007.  In December 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business; and

•    In March 2008, we implemented a restructuring plan in our Color Pigments and Services business in connection with the business acquired from Elementis plc which will include the reorganization and relocation of its North American Finance and IT services and the closure of three manufacturing facilities by the end of 2008.

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

Specialty Chemicals

•    Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2007 and has continued in the first quarter of 2008 in most markets and regions served, especially in the European automotive, general industrial and aerospace industries, as price and volume increases and the impact of a bolt-on acquisition made in December 2007 more than offset raw material cost increases. We expect the Surface Treatment business to continue to grow in 2008.

•    Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2007 and has continued in the first quarter of 2008 in most market segments, driven by price increases in lithium salt applications, and higher demand for lithium applications. Growth in the Fine Chemicals business is expected to continue in most lithium applications in 2008.

Performance Additives

•    Generally, a trend towards the increased use of colored concrete products in the North American construction market has historically had a positive effect on our Color Pigments and Services business line.  However, a general slowdown in the construction market negatively impacted North American construction sales in 2007.  As a result of this slowdown, North American volumes were lower in the first quarter of 2008 and are expected to continue to decline throughout the year.  However, sales in our Color Pigments and Services business in North America are expected to be favorably impacted in 2008 by higher selling prices implemented to help recover raw material and energy cost increases and the acquisition of the global color pigments business of Elementis plc made in August 2007.  Unlike North America, construction volumes in Europe in our Color Pigments and Services business increased slightly in 2007.  However, European construction volumes were lower in the first quarter of 2008 and are expected to continue to decline throughout the year.

•    The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2007 and the first quarter of 2008 by customer losses, a general slowdown in the construction market and the increasing use of wood substitutes. The expiration of the ACQ patent in May 2007 could also have a negative impact on our results of operations, as at least one new competitor has entered the market and others may follow.  Although we commercialized the next generation timber treatment preservatives system (Ecolife) in the third quarter of 2007 through our joint venture with Rohm and Haas, we do not expect this to have a significant impact in 2008.

•    In the Clay-based Additives business, sales were up slightly in 2007 and continued to increase in the first quarter of 2008 as higher oilfield volumes and increased selling prices for coatings and inks were partially offset by lower carbonless applications.  We expect sales growth to continue in 2008 in oilfield applications.

•    Raw material costs have increased in general in the Performance Additives segment and continue to trend upward. In the Color Pigments and Services and Clay-based Additives business, selling price increases helped offset the increases in raw material and energy costs, specifically iron oxide for Color Pigments and Services and quaternary amine (“quat”) for Clay-based Additives.  Continuing unfavorable foreign exchange rates are expected to result in substantial cost increases in Chinese manufactured raw materials used in our Color Pigments and Services business.  The Timber Treatment Chemicals business continues to experience high costs for copper, a primary component in ACQ.  Selling price increases were implemented in 2007 and were maintained in the first quarter of 2008 to offset higher copper costs. Our ability to pass on additional selling price increases throughout 2008 is uncertain in these businesses.

Titanium Dioxide Pigments

•    Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries.  Volumes and selling prices in the fiber anatase business decreased in 2007 and continued to be down in the first quarter of 2008.  We expect sales in the fiber anatase business in 2008 to be comparable to 2007 levels.  While sales of titanium dioxide products in rutile grade were up slightly in 2007 on increased volumes, sales of these products were down in the first quarter of 2008 due to lower volumes and selling prices.  However, we expect volumes of these rutile grade products to be up in 2008. Our functional additives business increased in 2007 on higher selling prices and volumes, but was down slightly in the first quarter of 2008 as lower volumes were partially offset by higher selling prices.  However, we expect sales in the functional additives business to also be up in 2008 as compared to 2007.

Advanced Ceramics

•    Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States.  Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes.  However, sales of our medical device applications increased in 2007 on higher volumes and continued to increase in the first quarter of 2008. We expect this trend to continue throughout 2008.

•    Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were higher in 2007 and in the first quarter of 2008 due to volume increases. This growth is expected to continue in 2008. Sales of mechanical systems were up in 2007, but were lower in the first quarter of 2008 and are expected to continue to be down throughout 2008.  Sales in our electronic products business were lower in 2007 primarily on decreased volumes and continued to decrease in the first quarter of 2008 on lower selling prices and volumes. We expect this trend to continue throughout this year.  Sales of our multi-functional applications were higher in 2007 from increased volumes, but were down slightly in the first quarter of 2008 from lower selling prices.  However, growth in this business is expected for the remainder of 2008 on higher volumes.

Specialty Compounds

•    Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials.

Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. Although sales of wire and cable products were up slightly in 2007, sales growth was due to the acquisition of the Megolon division of Scapa Group, plc., while the wire and cable business was negatively impacted by a general downturn in the wire and cable market.  Despite continued weakness in the wire and cable market and lower sales in the first quarter of 2008, sales of wire and cable products are expected to be up slightly in 2008.

•    Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive.  We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were up in 2007 but were down slightly in the first quarter of 2008, although growth in these markets is still expected this year.  Net sales of regulated packaging were lower in 2007 and the first quarter of 2008 and are expected to continue to decrease in 2008.

•    Raw material prices for ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, were slightly lower in 2007, but were up in the first quarter of 2008 and are expected to be higher throughout the remainder of the year.

Global Exposure

We operate a geographically diverse business. Of our 2007 net sales, 52% were shipments to Europe, 31% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information” in our 2007 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 91 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the quarter ended March 31, 2008, the average exchange rate of the euro against the U.S. dollar was higher compared to the same period in 2007. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 54% of our 2007 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2007.  Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.   See details of our ten most significant raw materials (in terms of dollars) in 2007 in Item 1, “Business — Raw Materials” in our 2007 Form 10-K.

Energy Costs

In 2007, energy purchases represented approximately 5% of our cost of products sold.  However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices were relatively stable in 2007 and during the first three months of 2008. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2007 and the first quarter of 2008.

Income Taxes

The effective tax rate for the first quarter of 2008 was 40.9%. This rate is negatively impacted by a valuation allowance related to domestic losses and foreign tax rates. In the first quarter of 2008, the worldwide valuation allowance increased by $44.5 million. The increase in the valuation allowance was primarily due to an increase of $6.1 million in deferred tax assets associated with the Company’s domestic losses and $38.4 million in other comprehensive income. Of the $44.5 million increase in the valuation allowance for the first quarter of 2008, $6.1 million impacted the tax provision.

Acquisitions

During the periods presented, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 4, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the three months ended March 31, 2008 and 2007.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three months ended March 31, 2008 and 2007), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation to income from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2008	2007
Statement of operations data:
Net sales:
Specialty Chemicals	$311.7	$267.9
Performance Additives	211.6	184.8
Titanium Dioxide Pigments	125.8	116.1
Advanced Ceramics	133.2	105.5
Specialty Compounds	69.0	69.6
Corporate and other	2.7	3.8
Total net sales	854.0	747.7

Gross profit	274.9	244.1
	32.2%	32.6%
Selling, general and administrative expenses	170.1	147.2
	19.9%	19.7%
Restructuring charges, net	0.8	4.0
Loss (gain) on sale of assets	0.1	(4.8)
Operating income (loss):
Specialty Chemicals	63.6	55.6
	20.4%	20.8%
Performance Additives	13.3	19.3
	6.3%	10.4%
Titanium Dioxide Pigments	11.0	12.1
	8.7%	10.4%
Advanced Ceramics	26.3	18.9
	19.7%	17.9%
Specialty Compounds	5.7	5.1
	8.3%	7.3%
Corporate and other	(16.0)	(13.3)
Total operating income	103.9	97.7
Other income (expenses):
Interest expense	(73.7)	(54.7)
Interest income	2.2	4.8
Refinancing expenses	—	(0.9)
Foreign exchange gain, net	15.1	0.1
Other, net	0.4	(0.1)
Income from continuing operations before taxes and minority interest	47.9	46.9
Income tax provision	19.6	20.8
Income from continuing operations before minority interest	28.3	26.1
Minority interest in continuing operations	(0.6)	(1.1)
Net income from continuing operations	27.7	25.0
Income from discontinued operations, net of tax	—	4.7
Gain on sale of discontinued operations, net of tax	—	115.7
Minority interest in discontinued operations	—	(0.1)
Net income	$27.7	$145.3
Adjusted EBITDA:
Specialty Chemicals	$80.5	$68.3
	25.8%	25.5%
Performance Additives	31.2	32.6
	14.7%	17.6%
Titanium Dioxide Pigments	23.9	22.4
	19.0%	19.3%
Advanced Ceramics	38.5	28.8
	28.9%	27.3%
Specialty Compounds	8.7	8.1
	12.6%	11.6%
Corporate and other	(14.4)	(13.2)
Total Adjusted EBITDA (a)	$168.4	$147.0

(a)     This amount does not include $9.2 million of Adjusted EBITDA for the three months ended March 31, 2007 from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the three months ended March 31, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended March 31, 2008 versus 2007
			Constant	Constant
		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$43.8	16.3%	$27.7	$16.1
Performance Additives	26.8	14.5	4.7	22.1
Titanium Dioxide Pigments	9.7	8.4	15.8	(6.1)
Advanced Ceramics	27.7	26.3	15.6	12.1
Specialty Compounds	(0.6)	(0.9)	1.4	(2.0)
Corporate and other	(1.1)	(28.9)	0.3	(1.4)
Total net sales	106.3	14.2	65.5	40.8

Gross profit	30.8	12.6	22.7	8.1
Selling, general and administrative expenses	22.9	15.6	13.4	9.5
Restructuring charges	(3.2)			(3.2)
Loss (gain) on sale of assets	4.9			4.9
Total operating expenses	24.6	16.3	13.4	11.2
Operating income (loss):
Specialty Chemicals	8.0	14.4	4.6	3.4
Performance Additives	(6.0)	(31.1)	—	(6.0)
Titanium Dioxide Pigments	(1.1)	(9.1)	1.4	(2.5)
Advanced Ceramics	7.4	39.2	3.5	3.9
Specialty Compounds	0.6	11.8	0.1	0.5
Corporate and other	(2.7)	(20.3)	(0.3)	(2.4)
Total	6.2	6.3	9.3	(3.1)
Other income (expenses):
Interest expense	(19.0)	34.7	(0.4)	(18.6)
Interest income	(2.6)	(54.2)	—	(2.6)
Refinancing expenses	0.9
Foreign exchange gain, net	15.0
Other, net	0.5
Income from continuing operations before taxes and minority interest
Specialty Chemicals	5.9
Performance Additives	(10.8)
Titanium Dioxide Pigments	(2.1)
Advanced Ceramics	7.3
Specialty Compounds	0.6
Corporate and other	0.1
Total	1.0
Income tax provision	(1.2)
Income from continuing operations before minority interest	2.2
Minority interest in continuing operations	0.5
Net income from continuing operations	2.7
Income from discontinued operations, net of tax	(4.7)
Gain on sale of discontinued operations, net of tax	(115.7)
Minority interest in discontinued operations	0.1
Net income	$(117.6)
Adjusted EBITDA:
Specialty Chemicals	$12.2	17.9%	$6.0	$6.2
Performance Additives	(1.4)	(4.3)	0.8	(2.2)
Titanium Dioxide Pigments	1.5	6.7	3.0	(1.5)
Advanced Ceramics	9.7	33.7	4.9	4.8
Specialty Compounds	0.6	7.4	0.2	0.4
Corporate and other	(1.2)	(9.1)	(0.3)	(0.9)
Total Adjusted EBITDA	$21.4	14.6%	$14.6	$6.8

(a)     The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Overview

Net sales increased $106.3 million in the first quarter of 2008 compared with the same period in the prior year primarily due to increased selling prices of $18.5 million and the positive impact of currency changes of $65.5 million.  Higher volumes, particularly in our Specialty Chemicals and Advanced Ceramics segments, also had a favorable impact on net sales.  See further discussion by segment below.

Operating income and Adjusted EBITDA also increased in the first quarter of 2008 compared with the same period in the prior year due to the positive impact of currency changes and the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses.

Net income from continuing operations of $27.7 million in the first quarter of 2008 increased $2.7 million compared with the same period in the prior year primarily due to the reasons noted above. This was partially offset by higher interest expense recorded in the first quarter of 2008 compared to the same period in the prior year due to higher mark-to-market losses on our interest rate hedging instruments.

Income from discontinued operations, net of tax was $4.7 million in the first quarter of 2007 and was primarily comprised of income from operating the Electronics business, excluding the European wafer reclaim business, in the first quarter of 2007.

The gain on sale of discontinued operations, net of tax, of $115.7 million recorded in the first quarter of 2007 is related to the sale of Groupe Novasep in January 2007.

Net income decreased $117.6 million in the first quarter of 2008 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $43.8 million over the prior year on higher selling prices, as well as increased volumes and the positive impact of currency changes of $27.7 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices, increased volumes in most markets, particularly in European automotive applications, and the impact of a bolt-on acquisition made in December 2007.

Performance Additives.   Net sales increased $26.8 million over the prior year due to the acquisition of the global color pigments business of Elementis plc completed on August 31, 2007, as well as increased selling prices in our Color Pigments and Services and Clay-based Additives businesses and the positive impact of currency changes of $4.7 million. This was partially offset by lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments.   Net sales increased $9.7 million over the prior year due to the positive impact of currency changes of $15.8 million, partially offset by lower volumes and selling prices of titanium dioxide products.  Lower volumes of functional additives also had an unfavorable impact on net sales.

Advanced Ceramics.   Net sales increased $27.7 million over the prior year primarily due to the positive impact of currency changes of $15.6 million, increased volumes of medical and cutting tool applications and the impact of a bolt-on acquisition made in April 2007.  This was partially offset by lower selling prices and volume declines in mechanical systems and mechanical applications.

Specialty Compounds.   Net sales decreased $0.6 million over the prior year due to lower volumes in wire and cable and medical applications, partially offset by increased selling prices and the positive impact of currency changes of $1.4 million.

Corporate and other.   Net sales decreased $1.1 million over the prior year primarily due to the sale of our U.S. wafer reclaim business in the first quarter of 2007.

Gross profit

Gross profit increased $30.8 million over the prior year primarily due to the positive impact of currency changes of $22.7 million and the sales increases noted above, in particular selling price increases. This was partially offset by raw material cost increases, particularly from the impact of higher lithium chloride and other raw material costs in our Specialty Chemicals segment, higher iron-oxide costs in our Color Pigments and Services business and higher PVC resin costs in our Specialty Compounds segment. Gross profit as a percentage of net sales was 32.2% in the first quarter of 2008 versus 32.6% in the first quarter of 2007.  Gross profit in the first quarter of 2008 includes a reduction of $0.4 million due to the inventory write-up reversal related to a bolt-on acquisition made in our Specialty Chemicals segment in December 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $22.9 million over the prior year primarily due to the impact of currency changes of $13.4 million. Higher SG&A costs were also recorded in a few segments, particularly in Advanced Ceramics, related to increased sales volumes. SG&A expenses as a percentage of net sales was 19.9% in the first quarter of 2008 versus 19.7% in the first quarter of 2007.

Restructuring charges, net

We recorded $0.8 million of restructuring charges in the first quarter of 2008 for restructuring actions in the Performance Additives and Advanced Ceramics segments for miscellaneous headcount reductions.  We recorded $4.0 million of restructuring charges in the first quarter of 2007 primarily related to facility closures in the Corporate and other segment related to the restructuring of the wafer reclaim business.  See Note 13, “Restructuring Liability,” for further details.

Loss (gain) on sale of assets

We recorded a loss of $0.1 million in the first quarter of 2008 and a gain of $4.8 million in the first quarter of 2007 related to the sale of assets.  The gain recorded in the first quarter of 2007 primarily relates to the sale of our U.S. wafer reclaim business.

Operating income

Specialty Chemicals.   Operating income increased $8.0 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $4.6 million. This increase was partially offset by higher raw material costs of $4.7 million, primarily for lithium chloride and other raw material costs, and increased depreciation and amortization costs of $3.3 million.

Performance Additives.   Operating income decreased $6.0 million over the prior year due to the lower sales volumes discussed above, and higher raw material costs of $4.7 million, particularly iron-oxide costs in the Color Pigments and Services business and higher quat costs in our Clay-based Additives business.  Higher depreciation and amortization costs of $3.9 million primarily due to the acquisition of the global color pigments business of Elementis plc also had an unfavorable impact on operating income.  These decreases were partially offset by the selling price increases noted above.

Titanium Dioxide Pigments.   Operating income decreased $1.1 million over the prior year primarily due to the lower sales volumes and selling prices noted above, increased depreciation and amortization costs of $2.6 million and higher energy costs of $0.9 million.  This decrease was partially offset by the positive impact of currency changes of $1.4 million.

Advanced Ceramics.   Operating income increased $7.4 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $3.5 million. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on operating income. This increase was partially offset by lower selling prices and increased depreciation and amortization costs of $2.3 million related to the acquisition discussed above.

Specialty Compounds.   Operating income increased $0.6 million over the prior year due to lower operating costs relating to the closure of a U.K. facility in December 2007.  This was partially offset by higher raw material costs of $2.6 million, particularly PVC resin costs, and lower sales volumes.

Corporate and other.   Operating loss increased $2.7 million over the prior year primarily due to additional stock compensation expense related to stock-based awards made in 2007 and 2008.

Other income (expenses)

Interest expense.  Interest expense increased $19.0 million in the first quarter of 2008 compared to the same period in the prior year. The first quarters of 2008 and 2007 included losses of $30.8 million and $2.8 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $9.0 million is primarily due to lower debt levels, including the redemption in 2007 of the 2011 Notes in the aggregate amount of $273.4 million.

Interest income.  Interest income decreased $2.6 million in the first quarter of 2008 compared to the same period in the prior year primarily related to lower average cash balances in the first quarter of 2008 compared to the first quarter of 2007 and lower short-term interest rates.

Refinancing expenses.  In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our new tranche G term loans.

Foreign exchange gain, net.   In the first quarter of 2008, we had foreign exchange gains of $15.1 million compared to foreign exchange gains of $0.1 million recorded in the same period in the prior year. The increase from the prior year is primarily due to the impact of the stronger euro as of March 31, 2008 versus December 31, 2007 related to intercompany financing arrangements.

Other, net.  In the first quarter of 2008, we recorded $0.4 million of income primarily related to the sale of an investment in the Surface Treatment business of our Specialty Chemicals segment.

Provision for income taxes

The effective income tax rate for the first quarter of 2008 was 40.9% and an income tax provision of $19.6 million was recorded for the first quarter of 2008. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance related to domestic losses offset by lower foreign tax rates.  The effective income tax rate was 44.3% for the first quarter of 2007 and was negatively impacted by an increase in the valuation allowance related to U.S. operations.  The decrease in the effective income tax rate in the first quarter of 2008 was due to lower average statutory rates related to favorable European rate changes during 2007, as well as geographic earnings mix.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for the first quarter of 2008 was $27.7 million as compared to net income from continuing operations of $25.0 million for the first quarter of 2007 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $4.7 million in the first quarter of 2007 and was primarily due to income from operating the Electronics business in the first quarter of 2007.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $115.7 million recorded in the first quarter of 2007 is related to the sale of Groupe Novasep in January 2007.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the first quarter of 2007.

Net income

Net income for the first quarter of 2008 was $27.7 million as compared to net income of $145.3 million for the first quarter of 2007 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $12.2 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $6.0 million. This increase was partially offset by higher raw material costs of $4.7 million as discussed above.

Performance Additives.   Adjusted EBITDA decreased $1.4 million over the prior year due to the lower sales volumes discussed above and higher raw material costs of $4.7 million, particularly iron-oxide costs in the Color Pigments and Services business and higher quat costs in our Clay-based Additives business.  These decreases were partially offset by the selling price increases noted above.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $1.5 million over the prior year due to the positive impact of currency changes of $3.0 million.  This was partially offset by higher energy costs of $0.9 million and lower volumes and selling prices.

Advanced Ceramics.   Adjusted EBITDA increased $9.7 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $4.9 million. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA increased $0.6 million primarily due to lower operating costs relating to the closure of a U.K. facility in December 2007.  This was partially offset by higher raw material costs of $2.6 million, particularly PVC resin costs, and lower sales volumes.

Corporate and other.   Adjusted EBITDA loss at Corporate increased $1.2 million over the prior year due to the recording of additional stock compensation expense related to stock-based awards made in 2007 and 2008.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended
	March 31,
($ in millions)	2008	2007
Net income	$27.7	$145.3
Income from discontinued operations, net of tax	—	(4.7)
Gain on sale of discontinued operations, net of tax	—	(115.7)
Minority interest in discontinued operations	—	0.1
Net income from continuing operations	27.7	25.0
Income tax provision	19.6	20.8
Minority interest in continuing operations	0.6	1.1
Income from continuing operations before taxes and minority interest	47.9	46.9
Interest expense (a)	73.7	54.7
Interest income	(2.2)	(4.8)
Depreciation and amortization	61.8	49.3
Restructuring and related charges	0.8	4.0
Systems/organization establishment expenses	1.2	0.9
Inventory write-up reversal	0.4	—
Cancelled acquisition and disposal costs	—	0.1
Refinancing expenses	—	0.9
Loss (gain) on sale of assets	0.1	(4.8)
Foreign exchange gain	(15.1)	(0.1)
Other	(0.2)	(0.1)
Total Adjusted EBITDA (b)	$168.4	$147.0

(a)                Includes losses of $30.8 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $9.2 million of Adjusted EBITDA for the three months ended March 31, 2007 from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the three months ended March 31, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at the March 31, 2008  exchange rate of €1.00 = $1.5788.

Operating Activities.   Net cash provided by operating activities was $27.2 million and $70.7 million for the three months ended March 31, 2008 and 2007, respectively. Net cash from operating activities decreased primarily from higher use of operating cash from working capital changes and the lack of operating cash flows due to the divestiture of the Electronics business, partially offset by higher operating income and lower cash interest expense.

Investing Activities.  Net cash (used in) provided by investing activities was $(40.1) million and $463.3 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used in investing activities decreased primarily due to the proceeds received in the first quarter of 2007 from the sale of the Groupe Novasep segment and from the formation of the Viance, LLC joint venture. This was partially offset by funds received related to the claim settlement between the Company and the GEA Group in the first quarter of 2008. See Note 6, “Goodwill,” for further details.

Financing Activities.   Net cash used in financing activities was $38.6 million and $66.6 million for the three months ended March 31, 2008 and 2007, respectively, and was comprised of scheduled payments for long-term debt and revolver payments.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Events that have had an impact on our liquidity include:

•            On January 2, 2007, CSI, our wholly-owned subsidiary and Rohm and Haas Company formed Viance, LLC, a joint venture company. We received net cash proceeds of $73.0 million. We also paid approximately $1.0 million in fees and expenses associated with this transaction and the remainder was used for general corporate purposes.

•            On January 9, 2007, we sold our Groupe Novasep segment and received net cash proceeds of $420.7 million.  The proceeds were used to redeem our outstanding 2011 Notes (see below) and for general corporate purposes.

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

•            On March 28, 2008, we received €18.8 million ($29.1 million) from GEA Group and GEA North America for the settlement of all existing and future non-tax related claims resulting from the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources, and we may not have access to these sources for a variety of reasons. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2007 Form 10-K.

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

As of March 31, 2008, we had actual total indebtedness of $2,644.2 million. As of March 31, 2008, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $250.0 million. As of March 31, 2008, there were no outstanding borrowings under the revolving credit facility.

As of March 31, 2008, we had cash and cash equivalents of $298.1 million primarily from cash from operations and the net cash proceeds received from the sale of the Electronics business in December 2007, less cash used for certain selective acquisitions.

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•            tranche A-1 term loans in an aggregate principal amount of €26.1 million (or $41.2 million at March 31, 2008) and tranche A-2 term loans in an aggregate principal amount of €113.6 million (or $179.4 million at March 31, 2008), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 1.75%;

•            tranche E term loans in an aggregate principal amount of $1,110.7 million at March 31, 2008, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.50% or (ii) ABR plus 0.75%. For the three months ended March 31, 2008, we have elected to use option (i) Adjusted LIBOR plus 1.50%;

•            tranche G term loans in an aggregate principal amount of €266.6 million (or $420.9 million at March 31, 2008) maturing on

July 30, 2012 and bearing interest of Adjusted LIBOR plus 1.75%; and

•            a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.75% or (ii) ABR plus 1.00%. As of March 31, 2008, we had no borrowings outstanding under this facility and had outstanding letters of credit of $25.7 million that reduced our availability under the credit facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on March 31, 2008 of €1.00 = $1.5788. In each case, the interest rates are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

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

2014 Notes.   The 2014 Notes have an aggregate principal amount of €375.0 million ($592.0 million at March 31, 2008) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof:

•            a leverage ratio: for the twelve-month period ended March 31, 2008, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 5.00 to 1; for such period, our ratio equaled 3.81 to 1; and

•            an interest coverage ratio: for the twelve-month period ended March 31, 2008, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.85 to 1; for such period, our ratio equaled 3.97 to 1.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended March 31, 2008, the fixed charge coverage ratio equaled 3.97 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

We were in compliance with all of the above covenants as of March 31, 2008 and December 31, 2007.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Three months ended
	March 31,
($in millions)	2008	2007
Net cash provided by operating activities from continuing operations	$27.2	$64.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	88.5	21.6
Current portion of income tax provision	12.3	11.0
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	38.4	44.7
Restructuring and related charges	0.8	4.0
Systems/organization establishment expenses	1.2	0.9
Cancelled acquisition and disposal costs	—	0.1
Cost incurred related to debt modifications	—	0.9
Inventory write-up reversal	0.4	—
Bad debt provision	(0.3)	(0.4)
Loss (gain) on sale of assets	0.1	(0.1)
Other	(0.2)	(0.1)
Total Adjusted EBITDA	$168.4	$147.0

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2007 Form 10-K. Liabilities for unrecognized tax benefits in the amount of $26.7 million as of December 31, 2007 related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, were excluded from the Contractual Obligations table as we were unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year.  There have not been significant changes to these contractual obligations as of March 31, 2008.

Capital Expenditures

Rockwood’s capital expenditures in the first quarter of 2008 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.

For the three months ended March 31, 2008 and 2007, our capital expenditures, excluding capital leases, were $56.1 million and $45.6 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended
March 31, 2008	$17.1	$8.8	$11.5	$13.0	$3.5	$2.2	$56.1
Three months ended
March 31, 2007	15.4	7.1	12.3	8.7	1.4	0.7	45.6

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws.

For the year ended December 31, 2007, our capital expenditures for SHE matters totaled $29.6 million, excluding costs to maintain and repair pollution control equipment. For 2008, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws, including the EU’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation.  See Note 15, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.

Foreign currency related transactions

As of March 31, 2008, based on the March 31, 2008 exchange rate of €1.00 = $1.5788, $1,296.7 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2008, the Company had approximately $30.8 million of letters of credit and other bank guarantees, of which $25.9 million will expire in 2008 through 2012. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.7 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2007 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2007 Form 10-K. There have been no significant changes to these market risks as of March 31, 2008.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2008.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2007 Form 10-K.  However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.  We cannot predict the outcome of any litigation or the potential for future litigation.

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

In addition, a subsidiary in our Specialty Chemicals segment that formerly manufactured sealants for insulating glass and resins for laminated glass has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although we expect our subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay these claims. Although we do not believe that resolution of this matter will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation, and the resolution of one or more of these claims may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

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

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Form 10-K for the year ended December 31, 2007. There have been no significant changes to these risk factors.

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
Date: May 6, 2008

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 6, 2008