Form 10-Q
period 2008-06-30
Rockwood Holdings, Inc.
filed 2008-08-06
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 74,036,089 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$945.5	$802.7	$1,799.5	$1,550.4
Cost of products sold	656.0	542.1	1,235.1	1,045.7
Gross profit	289.5	260.6	564.4	504.7
Selling, general and administrative expenses	179.1	152.6	349.2	299.8
Restructuring charges, net	1.5	2.0	2.3	6.0
Loss (gain) on sale of assets and other	0.8	(0.4)	0.9	(5.2)
Operating income	108.1	106.4	212.0	204.1
Other income (expenses):
Interest expense (a)	(9.7)	(47.0)	(83.4)	(101.7)
Interest income	1.4	3.6	3.6	8.4
Loss on early extinguishment of debt	—	(19.1)	—	(19.1)
Refinancing expenses	—	—	—	(0.9)
Foreign exchange (loss) gain, net	(0.8)	3.4	14.3	3.5
Other, net	0.1	0.1	0.5	—
Other income (expenses), net	(9.0)	(59.0)	(65.0)	(109.8)
Income from continuing operations before taxes and minority interest	99.1	47.4	147.0	94.3
Income tax provision	21.1	20.9	40.7	41.7
Income from continuing operations before minority interest	78.0	26.5	106.3	52.6
Minority interest in continuing operations, net of tax	—	(2.3)	(0.6)	(3.4)
Net income from continuing operations	78.0	24.2	105.7	49.2
Income from discontinued operations, net of tax	—	3.8	—	8.5
Gain on sale of discontinued operations, net of tax	—	—	—	115.7
Minority interest in discontinued operations, net of tax	—	—	—	(0.1)
Net income	$78.0	$28.0	$105.7	$173.3

Basic earnings per share:
Earnings from continuing operations	$1.06	$0.33	$1.43	$0.67
Earnings from discontinued operations, net of tax	—	0.05	—	1.68
Basic earnings per share	$1.06	$0.38	$1.43	$2.35

Diluted earnings per share:
Earnings from continuing operations	$1.01	$0.32	$1.38	$0.65
Earnings from discontinued operations, net of tax	—	0.05	—	1.63
Diluted earnings per share	$1.01	$0.37	$1.38	$2.28

Weighted average number of basic shares outstanding	73,933	73,796	73,916	73,791
Weighted average number of diluted shares outstanding	77,019	76,371	76,870	76,150

(a) Interest expense includes:
Interest expense on debt	$(41.3)	$(45.5)	$(81.9)	$(95.0)
Mark-to-market gains (losses) on interest rate swaps	34.0	0.8	3.2	(2.0)
Deferred financing costs	(2.4)	(2.3)	(4.7)	(4.7)
Total	$(9.7)	$(47.0)	$(83.4)	$(101.7)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$341.5	$350.1
Accounts receivable, net	594.9	483.7
Inventories	578.3	535.4
Deferred income taxes	19.3	22.6
Prepaid expenses and other current assets	58.7	70.7
Total current assets	1,592.7	1,462.5
Property, plant and equipment, net	1,594.6	1,512.8
Goodwill	1,826.6	1,767.0
Other intangible assets, net	693.2	676.8
Deferred debt issuance costs, net of accumulated amortization of $38.1 and $31.2, respectively	42.1	41.1
Deferred income taxes	15.9	15.5
Other assets	56.4	39.2
Total assets	$5,821.5	$5,514.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277.4	$293.2
Income taxes payable	13.0	12.7
Accrued compensation	76.7	83.1
Restructuring liability	9.7	14.0
Accrued expenses and other current liabilities	180.1	165.8
Deferred income taxes	8.6	7.2
Long-term debt, current portion	105.5	107.4
Total current liabilities	671.0	683.4
Long-term debt	2,533.9	2,474.0
Pension and related liabilities	353.6	327.5
Deferred income taxes	126.0	112.5
Other liabilities	191.8	168.8
Total liabilities	3,876.3	3,766.2
Minority interest	173.0	175.3
Performance restricted stock units	3.9	1.8

Stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 74,090 shares issued and 73,996 shares outstanding at June 30, 2008; 400,000 shares authorized, 73,989 shares issued and 73,895 shares outstanding at December 31, 2007)	0.7	0.7
Paid-in capital	1,159.6	1,156.2
Accumulated other comprehensive income	458.6	371.0
Retained earnings	150.8	45.1
Treasury stock, at cost	(1.4)	(1.4)
Total stockholders’ equity	1,768.3	1,571.6
Total liabilities and stockholders’ equity	$5,821.5	$5,514.9

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105.7	$173.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(8.5)
Gain on sale of discontinued operations, net of tax	—	(115.7)
Minority interest in discontinued operations	—	0.1
Depreciation and amortization	125.6	100.5
Deferred financing costs amortization	4.7	4.7
Loss on early extinguishment of debt (including $4.6 of non-cash write-offs on deferred financing costs)	—	19.1
Foreign exchange gain	(14.3)	(3.5)
Fair value adjustment of derivatives	(3.2)	2.0
Bad debt provision	1.0	0.9
Stock-based compensation	4.1	0.7
Deferred income taxes	16.7	20.0
Loss (gain) on sale of assets and other	0.4	(5.2)
Minority interest in continuing operations	0.6	3.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(87.4)	(58.1)
Inventories, including inventory write-up reversal	(17.2)	7.3
Prepaid expenses and other assets	7.9	(6.8)
Accounts payable	(11.7)	(13.1)
Income taxes payable	0.2	0.6
Accrued expenses and other liabilities	(9.4)	14.6
Net cash provided by operating activities of continuing operations	123.7	136.3
Net cash provided by operating activities of discontinued operations	—	12.0
Net cash provided by operating activities	123.7	148.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(11.4)	(33.4)
Post closing purchase price consideration	29.1	—
Capital expenditures, excluding capital leases	(104.8)	(90.7)
Proceeds from formation of Viance joint venture, net	—	76.6
Proceeds on sale of assets	2.9	10.0
Net cash used in investing activities of continuing operations	(84.2)	(37.5)
Net cash (used in) provided by investing activities of discontinued operations, including sale proceeds of $421.4 for the six months ended June 30, 2007	(4.3)	418.3
Net cash (used in) provided by investing activities	(88.5)	380.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.4	0.2
Repayment of 2011 Notes	—	(273.4)
Repayment of senior secured credit facilities	(33.5)	(27.9)
Repayment of senior secured credit facilities revolver	—	(37.0)
Payments on other long-term debt	(5.6)	(4.1)
Financing costs	(3.0)	—
Payments related to early extinquishment of debt	—	(14.5)
Distribution to minority shareholder	(2.9)	—
Net cash used in financing activities of continuing operations	(43.6)	(356.7)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(43.6)	(356.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(5.0)
Net (decrease) increase in cash and cash equivalents	(8.6)	167.4
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	(1.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(8.6)	165.8
Cash and cash equivalents of continuing operations, beginning of period	350.1	27.7
Cash and cash equivalents of continuing operations, end of period	$341.5	$193.5

(a) -	Excludes $4.3 of sale-related cash outflows, net for the six months ended June 30, 2008. Excludes sale proceeds of $421.4 and intercompany transfers of $7.3 for the six months ended June 30, 2007.

Supplemental disclosures of cash flow information:
Interest paid	$82.8	$98.4
Income taxes paid, net of refunds	$23.7	$20.3
Non-cash investing activities:
Acquisition of capital equipment	$8.4	$9.1

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

On May 21, 2008, the Company entered into a definitive agreement with Kemira Oyj (“Kemira”) to form a joint venture that will focus on specialty titanium dioxide pigments. The joint venture will combine the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland. The Company will retain ownership of its water treatment business which represents the remaining portion of the Titanium Dioxide Pigments segment. The Company expects to own approximately 61% of the joint venture with Kemira owning the remaining portion.  It is expected that the joint venture will acquire the shares of the Rockwood and Kemira entities in part with borrowings under a term loan of up to €300 million. In addition, the joint venture expects to enter into a €30 million revolving credit facility to finance its operations.  The contributed net assets of Kemira include notes payable of approximately €25.0 million.  The Company expects to receive a cash payment funded from the term loan borrowings based on its ownership percentage.  Prior to the closing of this transaction, the Company and Kemira may develop an alternative capital structure, contribute cash to the joint venture, reduce the amount of indebtedness incurred by the joint venture and/or revise the ownership structure of the joint venture.  In addition, the Company expects, based on information currently available, that it will consolidate the joint venture and report Kemira’s interest as minority interest in the consolidated financial statements. The closing of this transaction is expected to occur in the third quarter of 2008, subject to regulatory approval.

On June 17, 2008, funds affiliated with KKR, DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and certain management stockholders sold an aggregate of 10 million shares of the Company’s common stock.

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

Unless otherwise noted, all amounts which are denominated in currencies other than the U.S. dollar are converted at the June 30, 2008  exchange rate of €1.00 = $1.5755.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each. Information concerning certain transactions is included in the Company’s 2007 Form 10-K.  Credit Suisse Securities (USA) LLC, an affiliate of DLJMB, served as an underwriter in the secondary offering of the Company’s stock by certain stockholders in June 2008.  The Company did not receive any proceeds in that offering or pay any commissions.   Except for the aforementioned secondary offering, there have not been additional related party transactions for the period ended June 30, 2008.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2007, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of June 30, 2008 and December 31, 2007.

Foreign Currency Translation— The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of June 30, 2008, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million (or $818.3 million at June 30, 2008) of intercompany loans.

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

Comprehensive income is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Net income	$78.0	$28.0	$105.7	$173.3
Pension related adjustments, net of tax	(0.1)	(0.4)	0.4	0.1
Foreign currency translation	2.7	24.6	119.5	61.4
Intercompany foreign currency loans	(1.3)	9.5	61.5	11.6
Net investment hedge, net of tax	3.0	(14.0)	(93.8)	(24.4)
Total comprehensive income	$82.3	$47.7	$193.3	$222.0

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of June 30, 2008. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at June 30, 2008 to be reclassified into earnings during the subsequent twelve months.

In addition, the Company designated the remaining portion of the euro-denominated debt that is recorded on the U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €667.7 million or $1,052.0 million at June 30, 2008). As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of June 30, 2008. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at June 30, 2008 to be reclassified into earnings during the subsequent twelve months.

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

The compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan resulted in a decrease to income from continuing operations before taxes and minority interest of $2.2 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $4.1 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively. See Note 10, “Stock-Based Compensation,” for further details.

The Company granted additional stock options and performance restricted stock units in 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The performance restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued. Per this statement, the accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also applies to entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact this statement will have on its financial statements primarily relating to its Viance, LLC joint venture and its titanium dioxide pigments joint venture, as discussed above, which is expected to close in the third quarter of 2008.

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

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 was issued. This statement changes the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company does not expect this statement to have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact this FSP will have on its financial statements.

In May 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this statement to have a material impact on its financial statements.

2.        DISCONTINUED OPERATIONS:

On January 9, 2007, the Company completed the sale of its Groupe Novasep segment. The transaction was valued at approximately €425.0 million, which included the repayment of third party and intercompany indebtedness. In connection with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s financial statements have been reclassified to reflect the Groupe Novasep segment as a discontinued operation for all periods presented.

On December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business, for $315.6 million. In connection with SFAS No. 144, the Company’s financial statements have been reclassified to reflect the Electronics business sold as a discontinued operation for all periods presented.

Operating results of the discontinued operations of the Electronics business sold for the three months ended June 30, 2007 were as follows:

Electronics
($ in millions)	Business
Net sales	$48.0
Cost of products sold	35.9
Gross profit	12.1
Selling, general and administrative expenses	7.6
Restructuring charges	(0.5)
Operating income	5.0
Other income (expenses):
Interest income	0.4
Loss on early extinguishment of debt	(0.3)
Foreign exchange loss, net	(0.1)
Other, net	(0.1)
Other income (expenses), net	(0.1)
Income before taxes	4.9
Income tax provision	1.1
Net income	$3.8

Operating results of the discontinued operations of Groupe Novasep and the Electronics business sold for the six months ended June 30, 2007 were as follows:

	Groupe	Electronics
($ in millions)	Novasep	Business	Total
Net sales	$8.9	$96.4	$105.3
Cost of products sold	7.0	71.4	78.4
Gross profit	1.9	25.0	26.9
Selling, general and administrative expenses	1.0	15.2	16.2
Restructuring charges	—	—	—
Gain on sale of business/assets	(117.7)	—	(117.7)
Operating income	118.6	9.8	128.4
Other income (expenses):
Interest expense	(0.3)	—	(0.3)
Interest income	—	0.7	0.7
Loss on early extinguishment of debt	—	(0.3)	(0.3)
Foreign exchange gain, net	—	0.2	0.2
Other, net	—	(0.1)	(0.1)
Other income (expenses), net	(0.3)	0.5	0.2
Income before taxes and minority interest	118.3	10.3	128.6
Income tax provision	2.1	2.3	4.4
Net income before minority interest	116.2	8.0	124.2
Minority interest, net of tax	(0.1)	—	(0.1)
Net income	$116.1	$8.0	$124.1

As of June 30, 2007, the Company had received net cash proceeds of $421.4 million from the sale of Groupe Novasep. These proceeds were reported as net cash provided by investing activities of discontinued operations for the six months ended June 30, 2007 in the Company’s Condensed Consolidated Statements of Cash Flows. Net cash proceeds for the year ended December 31, 2007 from the sale of Groupe Novasep were $420.7 million. The net gain on the Groupe Novasep sale recorded in the first quarter of 2007 was $115.7 million (net of $2.0 million of German taxes).

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating our central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the wafer reclaim business. The European wafer reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in Europe. This business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. In February 2007, the Company completed the sale of its U.S. wafer reclaim business. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended June 30, 2008
Net sales	$335.5	$254.7	$134.2	$145.3	$73.2	$2.6	$945.5
Total Adjusted EBITDA	82.1	39.1	15.4	44.9	10.1	(13.3)	178.3
Three months ended June 30, 2007
Net sales	$270.9	$216.2	$123.3	$118.6	$70.8	$2.9	$802.7
Total Adjusted EBITDA (a)	66.3	45.5	21.0	32.7	9.5	(14.5)	160.5
Six months ended June 30, 2008
Net sales	$647.2	$466.3	$260.0	$278.5	$142.2	$5.3	$1,799.5
Total Adjusted EBITDA	162.6	70.3	39.3	83.4	18.8	(27.7)	346.7
Six months ended June 30, 2007
Net sales	$538.8	$401.0	$239.4	$224.1	$140.4	$6.7	$1,550.4
Total Adjusted EBITDA (a)	134.6	78.1	43.4	61.5	17.6	(27.7)	307.5

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other (b)	Eliminations (c)	Consolidated
Identifiable assets as of:
June 30, 2008	$2,106.5	$1,404.4	$853.2	$920.3	$290.5	$463.3	$(216.7)	$5,821.5
December 31, 2007	1,900.1	1,384.4	801.4	843.6	281.8	462.7	(159.1)	5,514.9

(a)               This amount does not include $8.5 million and $17.7 million of Adjusted EBITDA for the three and six months ended June 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the six months ended June 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

(b)               This amount includes $51.6 million and $47.4 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at June 30, 2008 and December 31, 2007, respectively.

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

The following table presents a reconciliation of income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended June 30, 2008
Income (loss) from continuing operations before taxes and minority interest	$51.5	$11.6	$(7.8)	$24.1	$4.7	$15.0	$99.1
Interest expense (a)	13.6	8.1	9.0	9.2	2.3	(32.5)	9.7
Interest income	(1.2)	0.1	—	(0.1)	(0.1)	(0.1)	(1.4)
Depreciation and amortization	17.1	16.7	13.4	11.9	2.8	1.9	63.8
Restructuring charges, net	0.2	1.0	—	0.3	—	—	1.5
Systems/organization establishment expenses	0.5	1.5	—	0.1	0.1	—	2.2
Cancelled acquisition and disposal costs	—	—	—	—	0.3	0.4	0.7
Inventory write-up charges	0.1	—	—	—	—	—	0.1
Loss on sale of assets and other	—	—	0.8	—	—	—	0.8
Foreign exchange loss (gain), net	0.3	(0.2)	—	(0.6)	—	1.3	0.8
Other	—	0.3	—	—	—	0.7	1.0
Total Adjusted EBITDA	$82.1	$39.1	$15.4	$44.9	$10.1	$(13.3)	$178.3
Three months ended June 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$43.9	$27.8	$1.9	$13.1	$3.0	$(42.3)	$47.4
Interest expense (a)	9.6	2.9	8.0	8.7	2.3	15.5	47.0
Interest income	(0.9)	(0.3)	(0.1)	(0.2)	—	(2.1)	(3.6)
Depreciation and amortization	13.6	12.9	10.5	10.1	2.8	1.3	51.2
Restructuring charges, net	0.3	0.3	—	0.6	—	0.8	2.0
Systems/organization establishment expenses	(0.4)	—	—	0.4	0.3	—	0.3
Cancelled acquisition and disposal costs	0.1	—	0.7	—	—	(0.1)	0.7
Inventory write-up charges	—	—	—	0.1	—	—	0.1
Loss on early extinguishment of debt	—	1.9	—	—	1.1	16.1	19.1
Gain on sale of assets and other	—	—	—	—	—	(0.4)	(0.4)
Foreign exchange loss (gain), net	0.1	(0.1)	—	(0.1)	—	(3.3)	(3.4)
Other	—	0.1	—	—	—	—	0.1
Total Adjusted EBITDA (b)	$66.3	$45.5	$21.0	$32.7	$9.5	$(14.5)	$160.5
Six months ended June 30, 2008
Income (loss) from continuing operations before taxes and minority interest	$104.2	$16.8	$(5.7)	$42.2	$8.3	$(18.8)	$147.0
Interest expense (a)	26.4	16.2	17.9	17.9	4.6	0.4	83.4
Interest income	(1.9)	0.1	—	(0.2)	(0.3)	(1.3)	(3.6)
Depreciation and amortization	33.2	33.2	26.3	23.8	5.7	3.4	125.6
Restructuring charges, net	0.2	1.6	—	0.5	—	—	2.3
Systems/organization establishment expenses	0.8	2.2	—	0.2	0.2	—	3.4
Cancelled acquisition and disposal costs	—	—	—	—	0.3	0.4	0.7
Inventory write-up charges	0.5	—	—	—	—	—	0.5
Loss on sale of assets and other	—	—	0.8	0.1	—	—	0.9
Foreign exchange gain, net	(0.3)	(0.2)	—	(1.1)	—	(12.7)	(14.3)
Other	(0.5)	0.4	—	—	—	0.9	0.8
Total Adjusted EBITDA	$162.6	$70.3	$39.3	$83.4	$18.8	$(27.7)	$346.7
Six months ended June 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$90.7	$43.8	$6.1	$23.9	$6.0	$(76.2)	$94.3
Interest expense (a)	19.0	6.2	15.9	16.6	4.7	39.3	101.7
Interest income	(1.7)	(0.5)	(0.1)	—	(0.2)	(5.9)	(8.4)
Depreciation and amortization	26.4	25.5	20.8	19.7	5.5	2.6	100.5
Restructuring charges, net	0.5	0.3	—	0.7	—	4.5	6.0
Systems/organization establishment expenses	(0.4)	0.5	—	0.6	0.5	—	1.2
Cancelled acquisition and disposal costs	0.1	—	0.7	—	—	—	0.8
Inventory write-up charges	—	—	—	0.1	—	—	0.1
Loss on early extinguishment of debt	—	1.9	—	—	1.1	16.1	19.1
Refinancing expenses	—	—	—	—	—	0.9	0.9
Loss (gain) on sale of assets and other	—	0.1	—	—	—	(5.3)	(5.2)
Foreign exchange loss (gain), net	0.3	—	—	(0.1)	—	(3.7)	(3.5)
Other	(0.3)	0.3	—	—	—	—	—
Total Adjusted EBITDA (b)	$134.6	$78.1	$43.4	$61.5	$17.6	$(27.7)	$307.5

(a)               Includes gains of $34.0 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and gains of

$3.2 million for the six months ended June 30, 2008 and losses of $2.0 million for the six months ended June 30 2007, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $8.5 million and $17.7 million of Adjusted EBITDA for the three and six months ended June 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the six months ended June 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•

Restructuring and related charges:  Restructuring charges of $1.5 million and $2.0 million were recorded in the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $6.0 million were recorded in the six months ended June 30, 2008 and 2007, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 13, “Restructuring Liability,” for further details).

•

Systems/organization establishment expenses:  For the three and six months ended June 30, 2008, expenses of $2.2 million and $3.4 million, respectively, were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment in August 2007. For the three and six months ended June 30, 2007, expenses of $0.3 million and $1.2 million, respectively, were recorded primarily in connection with the integration of the Viance, LLC joint venture and the integration of businesses acquired in 2006 in the Advanced Ceramics and Specialty Compounds segments.

•

Cancelled acquisition and disposal costs:  Costs of $0.7 million were recorded in the three months ended June 30, 2008 and 2007 and costs of $0.7 million and $0.8 million were recorded for the six months ended June 30, 2008 and 2007, respectively, in connection with non-consummated acquisitions and dispositions.

•

Inventory write-up charges:  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with acquisitions, the Company allocates a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions. This resulted in a reduction of gross profit of $0.1 million and $0.5 million for the three and six months ended June 30, 2008, respectively, in the Specialty Chemicals segment and $0.1 million for the three and six months ended June 30, 2007 in the Advanced Ceramics segment as the inventory was sold in the normal course of business.

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

•

(Gain) loss on sale of assets and other:  The Company recorded a charge of $0.8 million in the second quarter of 2008 related to the liquidation of a joint venture in the Titanium Dioxide Pigments segment. For the six months ended June 30, 2007, a gain of $5.2 million was recorded primarily related to the sale of the U.S. wafer reclaim business.

•

Foreign exchange (gain) loss, net:  For the three months ended June 30, 2008 and 2007, the Company recorded losses of $0.8 million and gains of $3.4 million, respectively. The foreign exchange loss reported in the second quarter of 2008 is due to the impact of the slightly weaker euro as of June 30, 2008 versus March 31, 2008 related to non-operating euro-denominated transactions and intercompany financing arrangements. For the six months ended June 30, 2008 and 2007, gains of $14.3 million and $3.5 million, respectively, were recorded. The increase in foreign exchange gains is due to the impact of the stronger euro as of June 30, 2008 versus December 31, 2007, related to non-operating euro-denominated transactions.

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

Elementis plc Global Color Pigments Business

On August 31, 2007, the Company completed the acquisition of the global color pigments business of Elementis plc for a purchase price of approximately $140.0 million. This acquisition includes facilities in North America, Europe and China and is being integrated into the Color Pigments and Services business, which is part of the Performance Additives segment. The financial position of the business acquired is included in the Consolidated Balance Sheet as of December 31, 2007 and June 30, 2008. The results of operations and cash flows of the business acquired for the periods after August 31, 2007 are included for the three and six months ended June 30, 2008. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and is estimated to be $23.0 million as of June 30, 2008. Certain environmental matters were assumed in the acquisition. The Company estimates that the potential exposure range for these items is from $3.6 million to $10.4 million. At June 30, 2008, $3.6 million of related reserves are recorded. The allocation of the purchase price to the identifiable assets acquired and the environmental liabilities assumed are preliminary and are subject to change upon the finalization of purchase accounting which is expected to be completed during 2008.

In addition to the acquisition described above, the Company has completed other smaller acquisitions in 2007 and in the first six months of 2008. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of June 30, 2008.

The above acquisitions were not material on an individual basis, or in the aggregate.

5.             INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2008	2007
Raw materials	$191.3	$186.9
Work-in-process	68.7	61.0
Finished goods	311.5	281.4
Packaging materials	6.8	6.1
Total	$578.3	$535.4

6.             GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Total
Balance, December 31, 2007	$684.1	$515.4	$187.8	$258.5	$121.2	$1,767.0
Post closing purchase price adjustment (a)	(18.2)	—	(6.0)	(4.9)	—	(29.1)
Acquisitions (b)	(9.9)	—	—	—	—	(9.9)
Foreign exchange and other (c)	53.1	8.0	14.9	21.6	1.0	98.6
Balance, June 30, 2008	$709.1	$523.4	$196.7	$275.2	$122.2	$1,826.6

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

(b)     Primarily related to an adjustment to goodwill from a bolt-on acquisition made in December 2007.

(c)     Consists primarily of foreign currency changes.

7.             OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of June 30, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$427.5	$(141.9)	$285.6	$395.6	$(116.7)	$278.9
Trade names and trademarks	147.2	(27.5)	119.7	147.2	(23.0)	124.2
Customer relationships	307.9	(73.7)	234.2	273.3	(57.3)	216.0
Supply agreements	32.6	(4.6)	28.0	29.6	(2.9)	26.7
Other	58.3	(32.6)	25.7	57.7	(26.7)	31.0
Total	$973.5	$(280.3)	$693.2	$903.4	$(226.6)	$676.8

(a)     The increase from December 31, 2007 is primarily related to the impact of currency changes and additions from acquisitions.

Amortization of other intangible assets was $19.9 million and $16.2 million for the three months ended June 30, 2008 and 2007, respectively and $38.6 million and $31.3 million for the six months ended June 30, 2008 and 2007, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2008	$76.6
2009	68.0
2010	65.8
2011	62.7
2012	60.6

8.             LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ , € and £ in millions)	2008	2007
Senior secured credit facilities:
Tranche A-1 term loans (€26.1 and €29.3, respectively)	$41.1	$42.8
Tranche A-2 term loans (€113.6 and €127.8, respectively)	179.0	186.5
Tranche E term loans	1,110.7	1,116.4
Tranche G term loans (€266.6 and €267.9, respectively)	420.0	390.9
2014 Notes (€375.0 and $200.0 as of June 30, 2008 and December 31, 2007)	790.8	747.1
Other term loan facilities	22.1	24.2
Capitalized lease obligations (€32.9 and €34.1, respectively)	51.8	49.7
Preferred stock of subsidiary (£12.0 as of June 30, 2008 and December 31, 2007)	23.9	23.8
	2,639.4	2,581.4
Less current maturities	(105.5)	(107.4)
	$2,533.9	$2,474.0

9.             INCOME TAXES:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the six months ended June 30, 2008 and 2007 was 27.7% and 44.2%, respectively. The effective tax rate is lower in 2008 compared to 2007 primarily as a result of lower statutory rates in various European countries, geographic mix and domestic income which is not tax effected as a result of a full valuation allowance for federal and certain state taxes. The difference between the effective tax rate and the U.S. federal statutory rate of 35.0% is primarily a function of favorable foreign rate differentials and the impact of the valuation allowance on domestic earnings.

In the six months ended June 30, 2008, the Company increased its worldwide valuation allowances by $33.3 million. The increase in the valuation allowance was primarily due to a decrease of $2.1 million in deferred tax assets generally associated with the Company’s domestic earnings, an increase of $37.3 million in other comprehensive income and a decrease of $1.9 million due to the offset of net operating losses against uncertain tax benefit liabilities. The change in the valuation allowance for the six months ended June 30, 2008 increased the tax provision by $2.1 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2007	$100.8
Decrease as reflected in income tax expense	(2.1)
Increase as reflected in other comprehensive income (a)	37.3
Decrease due to the offset of net operating losses against uncertain tax position liabilities	(1.9)
Balance as of June 30, 2008	$134.1

(a)     Primarily related to net investment hedge losses, as well as the mark-to-market of the Company’s Euro-denominated debt, recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

In the six months ended June 30, 2008, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance that has been recorded. During the six months ended June 30, 2008, the Company’s net deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal AMT Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

In the second quarter of 2008, the Company determined that it was necessary to establish a valuation allowance for certain state deferred tax assets. This resulted in a $0.4 million increase in the tax provision related to the beginning of period deferred tax balance.

Unrecognized tax benefits at June 30, 2008 were $27.6 million. This includes $24.9 million of tax benefits that, if recognized, would affect the effective tax rate, $2.2 million of tax benefits that if recognized, would result in a decrease to goodwill recorded in purchase business combinations and $0.5 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $4.3 million for interest and penalties at December 31, 2007. During the six months ended June 30, 2008, the accrual for interest and penalties was increased by $1.5 million. As of June 30, 2008, the Company had accrued a total of $5.8 million.

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

The compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan resulted in a decrease to income from continuing operations before taxes and minority interest of $2.2 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $4.1 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.  The total tax benefit recognized related to stock options was $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

11.          EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R):

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Service cost	$1.9	$1.9	$3.7	$3.8
Interest cost	7.3	5.8	14.3	11.5
Expected return on assets	(2.8)	(2.1)	(5.5)	(4.2)
Net amortization of actuarial losses	(0.1)	0.1	(0.1)	0.2
Total pension cost	$6.3	$5.7	$12.4	$11.3

12.          EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts; shares in thousands)	2008	2007	2008	2007
EPS Numerator - Basic:
Net income from continuing operations	$78.0	$24.2	$105.7	$49.2
Income from discontinued operations, net of tax	—	3.8	—	8.5
Gain on sale of discontinued operations, net of tax	—	—	—	115.7
Minority interest in discontinued operations, net of tax	—	—	—	(0.1)
Net income	$78.0	$28.0	$105.7	$173.3

EPS Denominator - Basic:
Weighted average number of common shares outstanding	73,933	73,796	73,916	73,791

Basic earnings per common share:
Earnings from continuing operations	$1.06	$0.33	$1.43	$0.67
Earnings from discontinued operations, net of tax	—	0.05	—	1.68
Basic earnings per common share	$1.06	$0.38	$1.43	$2.35

EPS Numerator - Diluted:
Net income from continuing operations	$78.0	$24.2	$105.7	$49.2
Income from discontinued operations, net of tax	—	3.8	—	8.5
Gain on sale of discontinued operations, net of tax	—	—	—	115.7
Minority interest in discontinued operations, net of tax	—	—	—	(0.1)
Net income	$78.0	$28.0	$105.7	$173.3

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	73,933	73,796	73,916	73,791
Effect of dilutive stock options and other incentives	3,086	2,575	2,954	2,359
Weighted average number of common shares outstanding and common stock equivalents	77,019	76,371	76,870	76,150

Diluted earnings per common share:
Earnings from continuing operations	$1.01	$0.32	$1.38	$0.65
Earnings from discontinued operations, net of tax	—	0.05	—	1.63
Diluted earnings per common share	$1.01	$0.37	$1.38	$2.28

Stock options under employee compensation plans representing common stock of 1,031,258 shares and 1,031,444 shares were outstanding during the three and six months ended June 30, 2008, respectively, and 523,697 shares were outstanding during the three and six months ended June 30, 2007, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

13.          RESTRUCTURING LIABILITY:

The Company recorded restructuring charges of $1.5 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively and $2.3 million and $6.0 million of restructuring charges for the six months ended June 30, 2008 and 2007, respectively. The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the six months ended June 30, 2008, the Company expensed $2.3 million of restructuring charges. In the Performance Additives segment, the Company implemented a restructuring plan in its Color Pigments and Services business in connection with the integration of the business acquired from Elementis plc which includes the reorganization and relocation of its North American Finance and IT services and the closure of three manufacturing facilities by the end of 2008. For the six months ended June 30, 2008, the Company recorded $1.6 million of severance costs related to this restructuring plan and expects to record approximately $0.5 million of additional costs during the remainder of 2008. In the Advanced Ceramics and Specialty Chemicals segments, $0.5 million and $0.2 million, respectively, were recorded in 2008 for miscellaneous headcount reductions.

During the six months ended June 30, 2007, the Company expensed $6.0 million of restructuring charges. In the Corporate and other segment, facility closure and severance costs of $4.5 million were recorded primarily related to the restructuring of the wafer reclaim business. In addition, $0.5 million was recorded in the Specialty Chemicals segment and $0.7 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions. In the Performance Additives segment, $0.3 million was recorded for miscellaneous headcount reductions and facility closures.

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

In 2004, the Company recorded restructuring charges to involuntarily terminate or relocate certain employees and/or exit certain activities as a result of the Dynamit Nobel Acquisition. As a result, the Company closed the former corporate office of Dyanmit Nobel and recorded charges related to this closure including severance costs for personnel, the closure costs on the building and the relocation costs of the remaining employees who were relocated to the Company’s new location. Also, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and eliminated certain positions.

Selected information for the 2008 restructuring actions follows:

($ in millions)		Facility
2008	Severance	Closure	Total
Liability balance, December 31, 2007	$—	$—	$—
Restructuring charge in 2008	2.3	0.1	2.4
Utilized in 2008	(1.8)	(0.1)	(1.9)
Liability balance, June 30, 2008	$0.5	$—	$0.5

These actions are expected to be completed during 2008.

Selected information for the 2007 restructuring actions follows:

($ in millions)		Facility
2007	Severance	Closure	Relocation	Total
Liability balance, December 31, 2007	$6.1	$0.3	$0.3	$6.7
Utilized in 2008	(1.0)	(0.1)	—	(1.1)
Foreign exchange and other	(2.8)	2.6	—	(0.2)
Liability balance, June 30, 2008	$2.3	$2.8	$0.3	$5.4

These actions are expected to be completed during 2008 and 2009.

Selected information for the 2006 restructuring actions follows:

($ in millions)		Facility
2006	Severance	Closure	Relocation	Total
Liability balance, December 31, 2007	$1.3	$4.1	$0.1	$5.5
Utilized in 2008	(1.5)	(1.1)	—	(2.6)
Foreign exchange and other	0.3	(0.3)	—	—
Liability balance, June 30, 2008	$0.1	$2.7	$0.1	$2.9

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

Selected information for the 2005 restructuring actions follows:

($ in millions)		Facility
2005	Severance	Closure	Total
Liability balance, December 31, 2007	$0.2	$0.2	$0.4
Foreign exchange and other	(0.2)	—	(0.2)
Liability balance, June 30, 2008	$—	$0.2	$0.2

These actions are expected to be completed in 2008.

Selected information for the 2004 restructuring actions follows:

($ in millions)		Facility
2004	Severance	Closure	Relocation	Total
Liability balance, December 31, 2007	$0.8	$0.2	$0.4	$1.4
Restructuring charge in 2008	(0.1)	—	—	(0.1)
Utilized in 2008	(0.1)	(0.1)	—	(0.2)
Foreign exchange and other	—	—	(0.4)	(0.4)
Liability balance, June 30, 2008	$0.6	$0.1	$—	$0.7

These actions are expected to be substantially completed by the end of 2008.

Restructuring reserves by segment are as follows:

	June 30,	December 31,
($ in millions)	2008	2007
Specialty Chemicals	$1.9	$3.4
Performance Additives	4.3	4.6
Advanced Ceramics	0.4	0.8
Specialty Compounds	0.4	2.4
Corporate and other	2.7	2.8
	$9.7	$14.0

14.          FAIR VALUE MEASUREMENTS:

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” SFAS No. 157, Fair Value Measurements, was issued in September 2006. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. This statement does not require any new fair value measurements, but requires disclosure of how the fair values of any assets and liabilities that are measured at fair value on a recurring basis are determined. Certain provisions of this standard were effective for the Company as of January 1, 2008 and are disclosed below. However, the FASB has deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities. Under SFAS No. 159, The Fair Value Option for Financial Assets

and Financial Liabilities — Including an Amendment of FASB Statement No. 115, entities are permitted to choose whether to measure many financial instruments and certain other items at fair value. The Company has elected not to measure any instruments at fair value under SFAS No. 159.

As of June 30, 2008, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 – Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of June 30, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2008:

	As of	Fair Value Measurements
	June 30, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$191.1	$191.1	$—	$—
Interest rate swaps (b)	13.5	—	13.5	—
Total assets at fair value	$204.6	$191.1	$13.5	$—

Liabilities
Interest rate swaps (b)	$20.4	$—	$20.4	$—
Cross-currency interest rate swaps (c)	8.3	—	8.3	—
Cross-currency interest rate swaps - net investment hedge (d)	41.6	—	41.6	—
Raw material purchase hedge (e)	0.7	—	0.7	—
Total liabilities at fair value	$71.0	$—	$71.0	$—

(a)     These primarily represent money market funds with an original maturity of three months or less.

(b)     The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of June 30, 2008, these contracts cover notional amounts of $725.0 million (at an interest rate of 4.499%) and €405.8 million (at interest rates ranging from 2.498% to 4.529%). These derivative contracts effectively convert the senior secured credit obligations to fixed rate obligations. These hedges expired in July 2008 and were effectively replaced by swaps that will mature between November 2009 and July 2012. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

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

In addition, a subsidiary in the Specialty Chemicals segment that formerly manufactured sealants for insulating glass and resins for laminated glass prior to and after the sale of this business has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. Although the Company does not believe that resolution of these matters will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of one or more of these claims may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.0 million as of June 30, 2008. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Regulatory Developments

In June 2007, the United States Department of Homeland Security Agency’s regulation on Chemical Plant Security became effective. This rule seeks to regulate security at facilities that store certain listed substances. Twelve of the Company’s facilities in the United States have provided the information necessary to complete the first step known as the Top Screen. After gathering information during the Top Screen process, Homeland Security will develop four tiers of risk with Tier 1 being the highest risk sites and Tier 4 representing the lowest. For national security reasons, the Department will not publish the ranking criteria. The Company believes that following Top Screen, several of the Company’s locations may receive a ranking and be asked to undertake the second step of the regulation, which is to prepare a Site Vulnerability Analysis (which includes identification of critical assets, threat assessments, identification of potential security vulnerabilities and analysis of countermeasures to a terrorist attack) and a Site Security Plan (which describes the security measures that will address each identified vulnerability). Each Site Vulnerability Analysis and Site Security Plan must be reviewed and approved by the Department of Homeland Security. Although some security improvements may be required at certain of the Company’s facilities, the Company does not expect compliance with this regulation to have a material impact on its cash flows or results of operations.

On June 1, 2007, the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances must be pre-registered by December 31, 2008. Currently, REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance. The Company does not believe these costs will have a material impact on its financial statements. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which we have reserved for at June 30, 2008:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
China	Shenzhen			X
Germany	Duisburg	X			X
	Hainhausen	X
	Ibbenburen				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X
	Troisdorf	X		X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA	X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA			X
	Laurens, SC		X
	Middletown, NY (formerly owned)			X		X
	New Johnsonville, TN		X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.2 million at June 30, 2008.

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

Environmental Indemnity Obligations

Pursuant to the share purchase agreement entered into in connection with the sale of the Groupe Novasep segment, the Company agreed to indemnify the buyers for certain known and unknown environmental actions which may arise in the future related to periods prior to closing of the sale. These obligations expire three years after the closing; however, the Company’s liability for such obligations was reduced from 90% of any qualifying environmental liability claim to 70% of such claims 15 months after the closing. In addition, the Company is required to indemnify the purchaser of the Company’s U.S. wafer reclaim business for six years for any unknown environmental actions attributable to the conduct of such business prior to the closing of the transaction in February 2007. The business purchase agreement provides that the Company must indemnify the buyer for 100% of claims related to contamination of the business’ site or the migration of any hazardous substances from such site if notice of any such claim is given within four years of the closing of the transaction and 50% of such claims if notice is given after the fourth but before the sixth anniversary of the closing.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $42.9 million and $40.7 million for known environmental liabilities as of June 30, 2008 and December 31, 2007, respectively, all of which were classified as other non-current liabilities in the Consolidated Balance Sheets. The environmental liabilities assumed are subject to change upon the finalization of purchase accounting. Included in the $42.9 million as of June 30, 2008 is $22.8 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $32.9 million. Included in the $40.7 million as of December 31, 2007 is $15.8 million that is discounted using discount rates ranging from 5.0% to 7.0%, with the undiscounted amount of these reserves equaling $22.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. The Company estimates that the potential range for such environmental matters as of June 30, 2008 is from $42.9 million to $63.8 million. For the six months ended June 30, 2008, the Company recorded charges of $2.3 million to increase its environmental liabilities and made payments of $1.4 million for clean-up and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2008, the recurring cost of managing hazardous substances for ongoing operations is $27.7 million. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range identified above.

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

16.          SUBSEQUENT EVENTS:

On July 21, 2008, the Company announced that it entered into an agreement with Yule Catto & Co. plc to purchase Holliday Pigments, the leading global manufacturer of technical grade ultramarine blue and manganese violet pigments. The purchase price is approximately €46.0 million. Holliday Pigments manufactures inorganic ultramarine pigments for a wide range of applications, including plastics, cosmetics, coatings and inks. Holliday Pigments will be incorporated into the Color Pigments and Services business, which is part of the Performance Additives segment. This transaction is subject to regulatory approval and is expected to close in the third quarter of 2008.

On July 25, 2008, the Company announced that it entered into an agreement with Nalco Holdings, Inc. (“Nalco”) to acquire Nalco’s Finishing Technologies business. The purchase price is approximately $75.0 million. Nalco’s Finishing Technologies business provides chemicals and services for pre-treating of metal and will become part of the Chemetall Americas surface treatment business which is part of the Specialty Chemicals segment. In addition, Nalco’s Finishing Technologies plant in Jackson, Michigan is included in the transaction. The transaction is subject to regulatory approval and is expected to close in the third quarter of 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2007, we completed the sale of our Groupe Novasep and Electronics segments, excluding our European wafer reclaim business. As a result, our condensed consolidated financial statements have been reclassified to reflect these segments as discontinued operations. See Note 2, “Discontinued Operations,” for further details. The European wafer reclaim business retained has been reported in the “Corporate and other” category for segment reporting purposes for all periods presented.

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

Unless otherwise noted, all amounts which are denominated in currencies other than the U.S. dollar are converted at the June 30, 2008 exchange rate of €1.00 = $1.5755.

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

•    We completed the sale of our Groupe Novasep segment in January 2007 and our United States wafer reclaim business in February 2007. In December 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business; and

•    In March 2008, we implemented a restructuring plan in our Color Pigments and Services business in connection with the business acquired from Elementis plc which includes the reorganization and relocation of its North American Finance and IT services and the closure of three manufacturing facilities by the end of 2008.

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

Specialty Chemicals

•    Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2007 and has continued in the first six months of 2008 in all markets and regions served, especially in the European automotive, general industrial and aerospace industries, as price and volume increases and the impact of a bolt-on acquisition made in December 2007 more than offset raw material cost increases. We expect the Surface Treatment business to continue to grow in the remainder of 2008.

•    Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2007 and has continued in the first six months of 2008 in most market segments, driven by higher sales volumes of lithium specialties and price increases for lithium products, partially offset by lower demand for lithium carbonate. Growth in the Fine Chemicals business is expected to continue in most lithium applications for the remainder of 2008.

Performance Additives

•    Generally, a trend towards the increased use of colored concrete products in the North American construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market negatively impacted North American construction sales in 2007. As a result of this continued slowdown, North American volumes were lower in the first six months of 2008 and are expected to continue to decline throughout the year. However, sales in our Color Pigments and Services business in North America were favorably impacted in the first six months of 2008 by higher selling prices implemented to help recover raw material and energy cost increases and the acquisition of the global color pigments business of Elementis plc made in August 2007.  We expect this trend to continue for the remainder of 2008.  Unlike North America, construction volumes in Europe in our Color Pigments and Services business increased slightly in 2007. However, weaker economic conditions in Europe have resulted in a reduction in European construction volumes in the first six months of 2008 and we expect this trend to continue throughout the remainder of 2008.

•    The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2007 and the first six months of 2008 by customer losses, a general slowdown in the construction market and the increasing use of wood substitutes. The expiration of the ACQ patent in May 2007 had a negative impact on our results of operations, as one new competitor has entered the market and others may follow. Although we commercialized the next generation non-metallic timber treatment preservatives system (Ecolife) in the third quarter of 2007 through our joint venture with Rohm and Haas, we do not expect this to have a significant impact in 2008.

•    In the Clay-based Additives business, sales were up slightly in 2007 and continued to increase in the first six months of 2008 as higher oilfield volumes and increased selling prices for coatings and inks were partially offset by lower carbonless applications. We expect sales growth to continue for the remainder of 2008 in oilfield applications.

•    Raw material costs have increased in general in the Performance Additives segment and continue to trend upward. In the Color Pigments and Services and Clay-based Additives businesses, selling price increases helped offset the increases in raw material and energy costs, specifically iron oxide for Color Pigments and Services and quaternary amine (“quat”) for Clay-based Additives. Continuing unfavorable foreign exchange rates are also expected to result in substantial cost increases in Chinese manufactured raw materials used in our Color Pigments and Services business. The Timber Treatment Chemicals business continues to experience high costs for copper, a primary component in ACQ.  In addition, costs were higher for monoethanolamine (“MEA”).  Selling price increases were implemented in 2007 and were essentially maintained in the first six months of 2008 to partially offset higher copper and MEA costs. Our ability to pass on additional selling price increases throughout 2008 is uncertain in these businesses.

Titanium Dioxide Pigments

•    Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes and selling prices in the fiber anatase business decreased in 2007 and continued to decline in the first six months of 2008. We expect this trend to continue for the remainder of 2008. While sales of titanium dioxide products in rutile grade were up slightly in 2007 on increased volumes, sales of these products were down in the first six months of 2008 due to lower volumes and selling prices and are expected to be lower for the remainder of 2008. Our functional additives business increased in 2007 on higher selling prices and volumes, but was flat in the first six months of 2008 as higher selling prices were offset by lower volumes. We expect sales in the functional additives business to be up in 2008 as compared to 2007.

•    As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements, we entered into a definitive agreement with Kemira Oyj (“Kemira”) on May 21, 2008 to form a joint venture that will focus on specialty titanium dioxide pigments. The joint venture will focus on producing and marketing specialty titanium dioxide pigments for the synthetic fiber, packaging inks, cosmetics, pharmaceutical and food industries.

Advanced Ceramics

•    Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, sales of our medical device applications increased in 2007 on higher volumes and continued to increase in the first six months of 2008. We expect this trend to continue throughout 2008.

•    Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were higher in 2007 and in the first six months of 2008 due to volume increases and new customer projects. This growth is expected to continue for the remainder of 2008. Sales of mechanical systems and applications were up in 2007, but were lower in the first six months of 2008 on decreased volumes and are expected to continue to be down throughout 2008. Sales in our electronic products business were lower in 2007 primarily on decreased volumes and continued to decrease in the first six months of 2008 on lower selling prices and volumes. We expect this trend to continue throughout this year. Sales of our multi-functional applications were higher in 2007 from increased volumes, but were down in the first six months of 2008 from lower selling prices and are expected to be down for the remainder of 2008 on lower volumes.

Specialty Compounds

•    Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. Although sales of wire and cable products were up slightly in 2007, sales growth was due to the acquisition of the Megolon division of Scapa Group, plc., while the wire and cable business was negatively impacted by a general downturn in the wire and cable market. Despite continued weakness in the wire and cable market and relatively flat sales in the first six months of 2008, sales of wire and cable products are expected to be up slightly for the remainder of 2008.

•    Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were up in 2007 and in the first six months of 2008. We expect this trend to continue throughout 2008. Net sales of regulated packaging were lower in 2007 and the first six months of 2008 and are expected to continue to decline for the remainder of 2008.

•    Raw material prices for ammonium octamolybdate and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, were slightly lower in 2007, but were up in the first six months of 2008 and are expected to be higher throughout the remainder of 2008.

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

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2008, the average exchange rate of the euro against the U.S. dollar was higher compared to the same period in 2007. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

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

Energy Costs

In 2007, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were relatively stable in 2007, but were higher during the first six months of 2008. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2007 and in the first six months of 2008.

Income Taxes

The effective tax rate for the second quarter of 2008 was 21.3%. This rate was favorably impacted by domestic income, including gains on mark-to-market swaps, which was not tax effected due to the Company’s valuation allowance position, favorable European rate changes and geographic earnings mix. In the second quarter of 2008, the worldwide valuation allowance decreased by $11.2 million. The decrease in the valuation allowance was primarily due to a decrease of $8.2 million in deferred tax assets associated with the Company’s domestic earnings, a decrease of $1.1 million in other comprehensive income and a decrease of $1.9 million due to the offset of net operating losses against uncertain tax benefit liabilities. Of the $11.2 million decrease in the valuation allowance for the second quarter of 2008, $8.2 million impacted the tax provision.

Acquisitions

During the periods presented, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 4, “Acquisitions,” for further details.  In addition, see Note 16, “Subsequent Events,” for a discussion of the agreements entered into in July 2008 to purchase Holliday Pigments and Nalco’s Finishing Technologies business.

Special Charges and Credits

During the periods presented, we incurred certain special charges that include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up charges. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the three and six months ended June 30, 2008 and 2007.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three and six months ended June 30, 2008 and 2007), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation to income from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Statement of operations data:
Net sales:
Specialty Chemicals	$335.5	$270.9	$647.2	$538.8
Performance Additives	254.7	216.2	466.3	401.0
Titanium Dioxide Pigments	134.2	123.3	260.0	239.4
Advanced Ceramics	145.3	118.6	278.5	224.1
Specialty Compounds	73.2	70.8	142.2	140.4
Corporate and other	2.6	2.9	5.3	6.7
Total net sales	945.5	802.7	1,799.5	1,550.4

Gross profit	289.5	260.6	564.4	504.7
	30.6%	32.5%	31.4%	32.6%
Selling, general and administrative expenses	179.1	152.6	349.2	299.8
	18.9%	19.0%	19.4%	19.3%
Restructuring charges, net	1.5	2.0	2.3	6.0
Loss (gain) on sale of assets and other	0.8	(0.4)	0.9	(5.2)
Operating income (loss):
Specialty Chemicals	64.3	52.7	127.9	108.3
	19.2%	19.5%	19.8%	20.1%
Performance Additives	19.6	32.1	32.9	51.4
	7.7%	14.8%	7.1%	12.8%
Titanium Dioxide Pigments	1.2	9.8	12.2	21.9
	0.9%	7.9%	4.7%	9.1%
Advanced Ceramics	32.6	21.5	58.9	40.4
	22.4%	18.1%	21.1%	18.0%
Specialty Compounds	6.9	6.5	12.6	11.6
	9.4%	9.2%	8.9%	8.3%
Corporate and other	(16.5)	(16.2)	(32.5)	(29.5)
Total operating income	108.1	106.4	212.0	204.1
Other income (expenses):
Interest expense	(9.7)	(47.0)	(83.4)	(101.7)
Interest income	1.4	3.6	3.6	8.4
Loss on early extinguishment of debt	—	(19.1)	—	(19.1)
Refinancing expenses	—	—	—	(0.9)
Foreign exchange (loss) gain, net	(0.8)	3.4	14.3	3.5
Other, net	0.1	0.1	0.5	—
Income from continuing operations before taxes and minority interest	99.1	47.4	147.0	94.3
Income tax provision	21.1	20.9	40.7	41.7
Income from continuing operations before minority interest	78.0	26.5	106.3	52.6
Minority interest in continuing operations, net of tax	—	(2.3)	(0.6)	(3.4)
Net income from continuing operations	78.0	24.2	105.7	49.2
Income from discontinued operations, net of tax	—	3.8	—	8.5
Gain on sale of discontinued operations, net of tax	—	—	—	115.7
Minority interest in discontinued operations, net of tax	—	—	—	(0.1)
Net income	$78.0	$28.0	$105.7	$173.3
Adjusted EBITDA:
Specialty Chemicals	$82.1	$66.3	$162.6	$134.6
	24.5%	24.5%	25.1%	25.0%
Performance Additives	39.1	45.5	70.3	78.1
	15.4%	21.0%	15.1%	19.5%
Titanium Dioxide Pigments	15.4	21.0	39.3	43.4
	11.5%	17.0%	15.1%	18.1%
Advanced Ceramics	44.9	32.7	83.4	61.5
	30.9%	27.6%	29.9%	27.4%
Specialty Compounds	10.1	9.5	18.8	17.6
	13.8%	13.4%	13.2%	12.5%
Corporate and other	(13.3)	(14.5)	(27.7)	(27.7)
Total Adjusted EBITDA (a)	$178.3	$160.5	$346.7	$307.5

(a)               This amount does not include $8.5 million and $17.7 million of Adjusted EBITDA for the three and six months ended June 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the six months ended June 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended June 30, 2008 versus 2007				Change: Six months ended June 30, 2008 versus 2007
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$64.6	23.8%	$31.3	$33.3	$108.4	20.1%	$59.0	$49.4
Performance Additives	38.5	17.8	5.5	33.0	65.3	16.3	10.2	55.1
Titanium Dioxide Pigments	10.9	8.8	18.5	(7.6)	20.6	8.6	34.3	(13.7)
Advanced Ceramics	26.7	22.5	18.6	8.1	54.4	24.3	34.2	20.2
Specialty Compounds	2.4	3.4	0.9	1.5	1.8	1.3	2.3	(0.5)
Corporate and other	(0.3)	(10.3)	0.4	(0.7)	(1.4)	(20.9)	0.7	(2.1)
Total net sales	142.8	17.8	75.2	67.6	249.1	16.1	140.7	108.4

Gross profit	28.9	11.1	25.4	3.5	59.7	11.8	48.1	11.6

Selling, general and administrative expenses	26.5	17.4	15.8	10.7	49.4	16.5	29.2	20.2
Restructuring charges	(0.5)			(0.5)	(3.7)			(3.7)
Loss (gain) on sale of assets and other	1.2			1.2	6.1			6.1
Total operating expenses	27.2	17.6	15.8	11.4	51.8	17.2	29.2	22.6
Operating income (loss):
Specialty Chemicals	11.6	22.0	4.9	6.7	19.6	18.1	9.5	10.1
Performance Additives	(12.5)	(38.9)	0.5	(13.0)	(18.5)	(36.0)	0.5	(19.0)
Titanium Dioxide Pigments	(8.6)	(87.8)	0.1	(8.7)	(9.7)	(44.3)	1.5	(11.2)
Advanced Ceramics	11.1	51.6	4.6	6.5	18.5	45.8	8.1	10.4
Specialty Compounds	0.4	6.2	0.1	0.3	1.0	8.6	0.2	0.8
Corporate and other	(0.3)	(1.9)	(0.6)	0.3	(3.0)	(10.2)	(0.9)	(2.1)
Total	1.7	1.6	9.6	(7.9)	7.9	3.9	18.9	(11.0)
Other income (expenses):
Interest expense	37.3	(79.4)	1.3	36.0	18.3	(18.0)	0.9	17.4
Interest income	(2.2)	(61.1)	—	(2.2)	(4.8)	(57.1)	—	(4.8)
Loss on early extinguishment of debt	19.1				19.1
Refinancing expenses	—				0.9
Foreign exchange (loss) gain, net	(4.2)				10.8
Other, net	—				0.5
Income from continuing operations before taxes and minority interest
Specialty Chemicals	7.6				13.5
Performance Additives	(16.2)				(27.0)
Titanium Dioxide Pigments	(9.7)				(11.8)
Advanced Ceramics	11.0				18.3
Specialty Compounds	1.7				2.3
Corporate and other	57.3				57.4
Total	51.7				52.7
Income tax provision	0.2				(1.0)
Income from continuing operations before minority interest	51.5				53.7
Minority interest in continuing operations, net of tax	2.3				2.8
Net income from continuing operations	53.8				56.5
Income from discontinued operations, net of tax	(3.8)				(8.5)
Gain on sale of discontinued operations, net of tax	—				(115.7)
Minority interest in discontinued operations, net of tax	—				0.1
Net income	$50.0				$(67.6)
Adjusted EBITDA:
Specialty Chemicals	$15.8	23.8%	$6.4	$9.4	$28.0	20.8%	$12.4	$15.6
Performance Additives	(6.4)	(14.1)	1.2	(7.6)	(7.8)	(10.0)	2.0	(9.8)
Titanium Dioxide Pigments	(5.6)	(26.7)	2.1	(7.7)	(4.1)	(9.4)	5.1	(9.2)
Advanced Ceramics	12.2	37.3	6.4	5.8	21.9	35.6	11.3	10.6
Specialty Compounds	0.6	6.3	0.2	0.4	1.2	6.8	0.4	0.8
Corporate and other	1.2	8.3	(0.4)	1.6	—	—	(0.7)	0.7
Total Adjusted EBITDA	$17.8	11.1%	$15.9	$1.9	$39.2	12.7%	$30.5	$8.7

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Overview

Net sales increased $142.8 million in the second quarter of 2008 compared with the same period in the prior year primarily due to the positive impact of currency changes of $75.2 million, the acquisition of the global color pigments business of Elementis plc completed on August 31, 2007 and increased selling prices of $21.1 million. Higher volumes, particularly in our Specialty Chemicals and Advanced Ceramics segments, also had a favorable impact on net sales. See further discussion by segment below.

Operating income and Adjusted EBITDA also increased in the second quarter of 2008 compared with the same period in the prior year due to the positive impact of currency changes and the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material and energy costs in most businesses.

Net income from continuing operations increased $53.8 million compared with the same period in the prior year primarily due to costs of $19.1 million incurred in the second quarter of 2007 to redeem our 2011 Notes and lower interest expense recorded due to higher mark-to-market gains on our interest rate hedging instruments.

Income from discontinued operations, net of tax was $3.8 million in the second quarter of 2007 and was comprised of income from operating the Electronics business, excluding the European wafer reclaim business.

Net income increased $50.0 million in the second quarter of 2008 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $64.6 million over the prior year, including the positive impact of currency changes of $31.3 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices, increased volumes in all markets, particularly in European automotive, aerospace and general industrial applications, and the impact of a bolt-on acquisition made in December 2007.

Performance Additives.   Net sales increased $38.5 million over the prior year primarily due to the acquisition of the global color pigments business of Elementis plc.  Also, increased selling prices in our Color Pigments and Services and Clay-based Additives businesses and the positive impact of currency changes of $5.5 million were partially offset by lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments.   Net sales increased $10.9 million over the prior year due to the positive impact of currency changes of $18.5 million, partially offset by lower volumes and selling prices of titanium dioxide products, primarily commodity grade.

Advanced Ceramics.   Net sales increased $26.7 million over the prior year primarily due to the positive impact of currency changes of $18.6 million and increased volumes of medical and cutting tool applications. This was partially offset by volume declines in mechanical systems and mechanical applications.

Specialty Compounds.   Net sales increased $2.4 million over the prior year due to increased selling prices and the positive impact of currency changes of $0.9 million, partially offset by lower volumes, particularly in wire and cable and footwear applications.

Corporate and other.   Net sales decreased $0.3 million over the prior year primarily due to lower volumes and selling prices in the European wafer reclaim business.

Gross profit

Gross profit increased $28.9 million over the prior year primarily due to the positive impact of currency changes of $25.4 million.  Sales increases noted above, in particular selling price increases, were partially offset by raw material cost increases, particularly from the impact of higher tin and phosphoric acid costs in our Specialty Chemicals segment, higher iron-oxide and cobalt costs in our Color Pigments and Services business and higher PVC resin costs in our Specialty Compounds segment.  We also experienced lower volumes in our Color Pigments and Services, Timber Treatment Chemicals and Titanium Dioxide Pigments businesses.  In addition, depreciation and amortization costs were higher in most businesses, in part from the impact of acquisitions.  Gross profit as a percentage of net sales decreased to 30.6% in the second quarter of 2008 from 32.5% in the second quarter of 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $26.5 million over the prior year primarily due to the impact of currency changes of $15.8 million. Higher SG&A costs were also recorded in a few segments, particularly in the Specialty Chemicals and Advanced Ceramics segments, related to increased sales volumes. SG&A expenses as a percentage of net sales were 18.9% and 19.0% in the second quarter of 2008 and 2007, respectively.

Restructuring charges, net

We recorded $1.5 million of restructuring charges in the second quarter of 2008 for restructuring actions in the Specialty Chemicals, Performance Additives and Advanced Ceramics segments for miscellaneous headcount reductions. We recorded $2.0 million of restructuring charges in the second quarter of 2007 primarily related to headcount reductions and facility closures in the Specialty Chemicals, Performance Additives, Advanced Ceramics and “Corporate and other” segments. See Note 13, “Restructuring Liability,” for further details.

Loss (gain) on sale of assets and other

We recorded a loss of $0.8 million in the second quarter of 2008 related to the liquidation of a joint venture in the Titanium Dioxide Pigments segment and a gain of $0.4 million in the second quarter of 2007 related to the sale of assets.

Operating income

Specialty Chemicals.   Operating income increased $11.6 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $4.9 million. This increase was partially offset by higher raw material costs of $4.7 million, primarily for tin and phosphoric acid, and increased depreciation and amortization costs, including the impact of a bolt-on acquisition made in December 2007.

Performance Additives.   Operating income decreased $12.5 million over the prior year due to the lower sales volumes discussed above, and higher raw material costs of $13.0 million, particularly iron-oxide and cobalt costs in the Color Pigments and Services business, MEA costs in our Timber Treatment Chemicals business and higher quat costs in our Clay-based Additives business. Higher depreciation and amortization costs of $3.8 million primarily due to the acquisition of the global color pigments business of Elementis plc also had an unfavorable impact on operating income. These decreases were partially offset by the sales increases noted above.

Titanium Dioxide Pigments.   Operating income decreased $8.6 million over the prior year primarily due to the lower sales volumes and selling prices noted above, increased depreciation and amortization costs of $2.9 million and higher energy costs of $1.3 million.

Advanced Ceramics.   Operating income increased $11.1 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $4.6 million. This increase was partially offset by lower selling prices.

Specialty Compounds.   Operating income increased $0.4 million over the prior year due to higher selling prices and lower operating costs relating to the closure of a U.K. facility in December 2007. This was partially offset by higher raw material costs of $4.2 million, particularly PVC resin costs, and lower sales volumes.

Other income (expenses)

Interest expense.  Interest expense decreased $37.3 million in the second quarter of 2008 compared to the same period in the prior year. The second quarter of 2008 and 2007 included gains of $34.0 million and $0.8 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $4.1 million is primarily due to the redemption of the 2011 Notes in May 2007 in the aggregate amount of $273.4 million.

Interest income.  Interest income decreased $2.2 million in the second quarter of 2008 compared to the same period in the prior year due to lower short-term interest rates and lower average cash balances in the second quarter of 2008 compared to the second quarter of 2007.

Loss on early extinguishment of debt.   In the second quarter of 2007, we paid a redemption premium of $14.5 million and wrote off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes in May 2007.

Foreign exchange gain, net.   In the second quarter of 2008, we had foreign exchange losses of $0.8 million compared to foreign exchange gains of $3.4 million recorded in the same period in the prior year. The foreign exchange loss reported in the second quarter of 2008 is primarily due to the impact of a slightly weaker euro as of June 30, 2008 versus March 31, 2008 related to intercompany financing arrangements and non-operating euro denominated transactions.

Provision for income taxes

The effective income tax rate for the second quarter of 2008 was 21.3% and an income tax provision of $21.1 million was recorded for the second quarter of 2008. The effective income tax rate compared to the federal statutory rate was positively impacted by domestic income which is not tax effected as a result of a full valuation allowance, primarily related to mark-to-market gains on interest rate hedges, favorable European rate changes and geographic earnings mix. The effective income tax rate was 44.1% for the second quarter of 2007 and was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for the second quarter of 2008 was $78.0 million as compared to net income from continuing operations of $24.2 million for the second quarter of 2007 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $3.8 million in the second quarter of 2007 and was due to income from operating the Electronics business in the second quarter of 2007.

Net income

Net income for the second quarter of 2008 was $78.0 million as compared to net income of $28.0 million for the second quarter of 2007 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $15.8 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $6.4 million. This increase was partially offset by higher raw material costs of $4.7 million as discussed above.

Performance Additives.   Adjusted EBITDA decreased $6.4 million over the prior year due to lower sales volumes and higher raw material costs of $13.0 million as discussed above. These decreases were partially offset by the selling price increases noted above.

Titanium Dioxide Pigments.   Adjusted EBITDA decreased $5.6 million over the prior year primarily due to the lower sales volumes and selling prices noted above and higher energy costs of $1.3 million. This was partially offset by the impact of currency changes of $2.1 million.

Advanced Ceramics.   Adjusted EBITDA increased $12.2 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $6.4 million. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA increased $0.6 million over the prior year due to higher selling prices and lower operating costs relating to the closure of a U.K. facility in December 2007. This was partially offset by higher raw material costs of $4.2 million, particularly PVC resin costs, and lower sales volumes.

Corporate and other.   Adjusted EBITDA increased $1.2 million over the prior year due to lower professional fees partially offset by additional stock compensation expense related to stock-based awards made in 2008 and 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Overview

Net sales increased $249.1 million in the first six months of 2008 compared with the same period in the prior year primarily due to the positive impact of currency changes of $140.7 million, the acquisition of the global color pigments business of Elementis plc and increased selling prices of $39.6 million. Higher volumes in our Specialty Chemicals and Advanced Ceramics segments also had a favorable impact on net sales. See further discussion by segment below.

Operating income and Adjusted EBITDA also increased in the first six months of 2008 compared with the same period in the prior year due to the positive impact of currency changes and the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material and energy costs in most businesses.

Net income from continuing operations increased $56.5 million compared with the same period in the prior year primarily due to lower interest expense due to mark-to-market gains on our interest rate hedging instruments, costs of $19.1 million incurred in the second quarter of 2007 to redeem our 2011 Notes and increased foreign exchange gains due to the impact of the stronger euro.

Income from discontinued operations, net of tax was $8.5 million in the first six months of 2007 and was primarily comprised of income from operating the Electronics business, excluding the European wafer reclaim business.

The gain on sale of discontinued operations, net of tax of $115.7 million recorded in the first six months of 2007 is related to the sale of Groupe Novasep in January 2007.

Net income decreased $67.6 million in the first six months of 2008 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $108.4 million over the prior year, including the positive impact of currency changes of

$59.0 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices, increased volumes in all markets, particularly in European automotive and general industrial applications, and the impact of a bolt-on acquisition made in December 2007.

Performance Additives.   Net sales increased $65.3 million over the prior year due to the acquisition of the global color pigments business of Elementis plc, as well as increased selling prices in our Color Pigments and Services and Clay-based Additives businesses and the positive impact of currency changes of $10.2 million. This was partially offset by lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments.   Net sales increased $20.6 million over the prior year due to the positive impact of currency changes of $34.3 million, partially offset by lower volumes and selling prices of titanium dioxide products and lower volumes of functional additives.

Advanced Ceramics.   Net sales increased $54.4 million over the prior year primarily due to the positive impact of currency changes of $34.2 million, increased volumes of medical and cutting tool applications and the impact of a bolt-on acquisition made in April 2007. This was partially offset by lower selling prices and volume declines in mechanical systems and mechanical applications.

Specialty Compounds.   Net sales increased $1.8 million over the prior year due to the positive impact of currency changes of $2.3 million and higher selling prices, partially offset by lower volumes in wire and cable and medical applications.

Corporate and other.   Net sales decreased $1.4 million over the prior year primarily due to the sale of our U.S. wafer reclaim business in the first quarter of 2007 and lower volumes and selling prices in the European wafer reclaim business.

Gross profit

Gross profit increased $59.7 million over the prior year primarily due to the positive impact of currency changes of $48.1 million and the sales increases noted above, in particular selling price increases. This was partially offset by raw material cost increases, particularly from the impact of higher tin and phosphoric acid costs in our Specialty Chemicals segment, higher iron-oxide and cobalt costs in our Color Pigments and Services business and higher PVC resin costs in our Specialty Compounds segment.  We also experienced lower volumes in our Color Pigments and Services, Timber Treatment Chemicals and Titanium Dioxide Pigments businesses and higher depreciation and amortization costs in most businesses including the impact of acquisitions.  Gross profit as a percentage of net sales decreased to 31.4% for the six months ended June 30, 2008 from 32.6% for the six months ended June 30, 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $49.4 million over the prior year primarily due to the impact of currency changes of $29.2 million. Higher SG&A costs were also recorded in a few segments, particularly in Specialty Chemicals and Advanced Ceramics, related to increased sales volumes. SG&A expenses as a percentage of net sales was 19.4% for the six months ended June 30, 2008 versus 19.3% for the six months ended June 30, 2007.

Restructuring charges, net

We recorded $2.3 million of restructuring charges for the six months ended June 30, 2008 for restructuring actions in the Performance Additives, Specialty Chemicals and Advanced Ceramics segments for miscellaneous headcount reductions. We recorded $6.0 million of restructuring charges for the six months ended June 30, 2007 primarily related to facility closures in the Corporate and other segment related to the restructuring of the wafer reclaim business. See Note 13, “Restructuring Liability,” for further details.

Loss (gain) on sale of assets

We recorded a loss of $0.9 million in the six months ended June 30, 2008 primarily related to the liquidation of a joint venture in the Titanium Dioxide Pigments segment and a gain of $5.2 million in the six months ended June 30, 2007 primarily related to the sale of our U.S. wafer reclaim business.

Operating income

Specialty Chemicals.   Operating income increased $19.6 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $9.5 million. This increase was partially offset by higher raw material costs of $9.4 million, primarily for tin and phosphoric acid, and increased depreciation and amortization costs, including the impact of a bolt-on acquisition made in December 2007.

Performance Additives.   Operating income decreased $18.5 million over the prior year due to the lower sales volumes discussed above, and higher raw material costs of $17.6 million, particularly iron-oxide and cobalt costs in the Color Pigments and Services business, MEA costs in our Timber Treatment Chemicals business and higher quat costs in our Clay-based Additives business. Higher depreciation and amortization costs of $7.7 million primarily due to the acquisition of the global color pigments business of Elementis plc also had an unfavorable impact on operating income. These decreases were partially offset by the sales increases noted above.

Titanium Dioxide Pigments.   Operating income decreased $9.7 million over the prior year primarily due to the lower sales volumes and selling prices noted above, increased depreciation and amortization costs of $5.5 million and higher energy costs of $2.2 million.

Advanced Ceramics.   Operating income increased $18.5 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $8.1 million. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on operating income. This increase was partially offset by lower selling prices and increased depreciation and amortization costs of $4.1 million primarily related to the acquisition discussed above.

Specialty Compounds.   Operating income increased $1.0 million over the prior year due to lower operating costs relating to the closure of a U.K. facility in December 2007 and higher selling prices. This was partially offset by higher raw material costs of $6.8 million, particularly PVC resin costs, and lower sales volumes.

Corporate and other.   Operating loss increased $3.0 million over the prior year primarily due to additional stock compensation expense related to stock-based awards made in 2008 and 2007.

Other income (expenses)

Interest expense.  Interest expense decreased $18.3 million for the six months ended June 30, 2008 compared to the same period in the prior year. The six months ended June 30, 2008 and 2007 included gains of $3.2 million and losses of $2.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $13.1 million is primarily due to the redemption of the 2011 Notes in May 2007 in the aggregate amount of $273.4 million.

Interest income.  Interest income decreased $4.8 million for the six months ended June 30, 2008 compared to the same period in the prior year primarily related to lower average cash balances in the first six months of 2008 compared to the first six months of 2007 and lower short-term interest rates.

Loss on early extinguishment of debt.   In the second quarter of 2007, we paid a redemption premium of $14.5 million and wrote off $4.6 million of deferred financing costs associated with the redemption of the 2011 Notes in May 2007.

Refinancing expenses.  In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our tranche G term loans.

Foreign exchange gain, net.   For the six months ended June 30, 2008 and 2007, we had foreign exchange gains of $14.3 million and $3.5 million, respectively. The increase from the prior year is primarily due to the impact of the stronger euro as of June 30, 2008 versus December 31, 2007 related to intercompany financing arrangements.

Provision for income taxes

The effective income tax rate for the six months ended June 30, 2008 was 27.7% and an income tax provision of $40.7 million was recorded for the six months ended June 30, 2008. The effective income tax rate compared to the federal statutory rate was positively impacted by domestic income which is not tax effected as a result of a full valuation allowance, favorable European rate changes and geographic earnings mix, including mark-to-market gains on interest rate hedges. The effective income tax rate was 44.2% for the six months ended June 30, 2007. This was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for six months ended June 30, 2008 was $105.7 million as compared to net income from continuing operations of $49.2 million for the same period in the prior year for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $8.5 million for the six months ended June 30, 2007 and was primarily due to income from operating the Electronics business in 2007.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $115.7 million recorded for the six months ended June 30, 2007 is related to the sale of Groupe Novasep in January 2007.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the six months ended June 30, 2007.

Net income

Net income for the six months ended June 30, 2008 was $105.7 million as compared to net income of $173.3 million for the six months ended June 30, 2007 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $28.0 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $12.4 million. This increase was partially offset by higher raw material costs of $9.4 million as discussed above.

Performance Additives.   Adjusted EBITDA decreased $7.8 million over the prior year due to lower sales volumes and higher raw material costs of $17.6 million as discussed above. These decreases were partially offset by the sales increases noted above.

Titanium Dioxide Pigments.   Adjusted EBITDA decreased $4.1 million over the prior year primarily due to the lower sales volumes and selling prices noted above and higher energy costs of $2.2 million, partially offset by the positive impact of currency changes of $5.1 million.

Advanced Ceramics.   Adjusted EBITDA increased $21.9 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $11.3 million. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA increased $1.2 million primarily due to lower operating costs relating to the closure of a U.K. facility in December 2007 and higher selling prices. This was partially offset by higher raw material costs of $6.8 million as discussed above and lower sales volumes.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Net income	$78.0	$28.0	$105.7	$173.3
Income from discontinued operations, net of tax	—	(3.8)	—	(8.5)
Gain on sale of discontinued operations, net of tax	—	—	—	(115.7)
Minority interest in discontinued operations, net of tax	—	—	—	0.1
Net income from continuing operations	78.0	24.2	105.7	49.2
Income tax provision	21.1	20.9	40.7	41.7
Minority interest in continuing operations, net of tax	—	2.3	0.6	3.4
Income from continuing operations before taxes and minority interest	99.1	47.4	147.0	94.3
Interest expense (a)	9.7	47.0	83.4	101.7
Interest income	(1.4)	(3.6)	(3.6)	(8.4)
Depreciation and amortization	63.8	51.2	125.6	100.5
Restructuring and related charges	1.5	2.0	2.3	6.0
Systems/organization establishment expenses	2.2	0.3	3.4	1.2
Cancelled acquisition and disposal costs	0.7	0.7	0.7	0.8
Inventory write-up charges	0.1	0.1	0.5	0.1
Refinancing expenses	—	—	—	0.9
Loss on early extinguishment of debt	—	19.1	—	19.1
Loss (gain) on sale of assets and other	0.8	(0.4)	0.9	(5.2)
Foreign exchange gain	0.8	(3.4)	(14.3)	(3.5)
Other	1.0	0.1	0.8	—
Total Adjusted EBITDA (b)	$178.3	$160.5	$346.7	$307.5

(a)                Includes gains of $34.0 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and gains of $3.2 million and losses of $2.0 million for the six months ended June 30, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $8.5 million and $17.7 million of Adjusted EBITDA for the three and six months ended June 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the six months ended June 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

Liquidity and Capital Resources

Cash Flows

Operating Activities.   Net cash provided by operating activities was $123.7 million and $148.3 million for the six months ended June 30, 2008 and 2007, respectively. Net cash from operating activities decreased primarily from higher use of operating cash from working capital changes and the lack of operating cash flows due to the divestiture of the Electronics business, partially offset by higher operating income and lower cash interest expense.

Investing Activities.  Net cash (used in) provided by investing activities was $(88.5) million and $380.8 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities decreased primarily due to the proceeds received in the first quarter of 2007 from the sale of the Groupe Novasep segment and from the formation of the Viance, LLC joint venture. This was partially offset by funds received related to the claim settlement between the Company and GEA Group in the first quarter of 2008. See Note 6, “Goodwill,” for further details.

Financing Activities.   Net cash used in financing activities was $43.6 million and $356.7 million for the six months ended June 30, 2008 and 2007, respectively, and was comprised of scheduled payments for long-term debt and revolver payments. For the six months ended June 30, 2007, net cash used in financing activities included the payment of our 10 5/8% Senior Subordinated Notes due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million.

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

•	On January 9, 2007, we sold our Groupe Novasep segment and received net cash proceeds of $420.7 million. The proceeds were used to redeem our outstanding 2011 Notes and for general corporate purposes.

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

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” we entered into a definitive agreement in May 2008 with Kemira to form a joint venture that will focus on specialty titanium dioxide pigments.  It is expected that the joint venture will acquire the shares of the Rockwood and Kemira entities in part with borrowings under a term loan of up to €300 million. In addition, the joint venture expects to enter into a €30 million revolving credit facility to finance its operations.  The contributed net assets of Kemira include notes payable of approximately €25.0 million.  The Company expects to receive a cash payment funded from the term loan borrowings based on its ownership percentage.  Prior to the closing of this transaction, the Company and Kemira may develop an alternative capital structure, contribute cash to the joint venture, reduce the amount of indebtedness incurred by the joint venture and/or revise the ownership structure of the joint venture.

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

As of June 30, 2008, we had actual total indebtedness of $2,639.4 million. As of June 30, 2008, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $225.3 million. As of June 30, 2008, there were no outstanding borrowings under the revolving credit facility.

As of June 30, 2008, we had cash and cash equivalents of $341.5 million primarily from cash from operations and the net cash proceeds received from the sale of the Electronics business in December 2007, less cash used for certain selective acquisitions.

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•

tranche A-1 term loans in an aggregate principal amount of €26.1 million (or $41.1 million at June 30, 2008) and tranche A-2 term loans in an aggregate principal amount of €113.6 million (or $179.0 million at June 30, 2008), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 1.75%;

•

tranche E term loans in an aggregate principal amount of $1,110.7 million at June 30, 2008, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.50% or (ii) ABR plus 0.75%. For the three months ended June 30, 2008, we have elected to use option (i) Adjusted LIBOR plus 1.50%;

•	tranche G term loans in an aggregate principal amount of €266.6 million (or $420.0 million at June 30, 2008) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 1.75%; and

•

a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.75% or (ii) ABR plus 1.00%. As of June 30, 2008, we had no borrowings outstanding under this facility and had outstanding letters of credit of $24.7 million that reduced our availability under the credit facility.

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

2014 Notes.   The 2014 Notes have an aggregate principal amount of €375.0 million ($590.8 million at June 30, 2008) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof:

•

a leverage ratio: for the twelve-month period ended June 30, 2008, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.75 to 1; for such period, our ratio equaled 3.75 to 1; and

•

an interest coverage ratio: for the twelve-month period ended June 30, 2008, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.95 to 1; for such period, our ratio equaled 4.12 to 1.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended June 30, 2008, the fixed charge coverage ratio equaled 4.12 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

We were in compliance with all of the above covenants as of June 30, 2008 and December 31, 2007.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Six months ended
	June 30,
($ in millions)	2008	2007
Net cash provided by operating activities from continuing operations	$123.7	$136.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	113.1	60.0
Current portion of income tax provision	24.0	21.7
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	78.3	86.6
Restructuring and related charges	2.3	6.0
Systems/organization establishment expenses	3.4	1.2
Cancelled acquisition and disposal costs	0.7	0.8
Refinancing expenses	—	0.9
Inventory write-up charges	0.5	0.1
Bad debt provision	(1.0)	(0.9)
Loss (gain) on sale of assets	0.9	(5.2)
Other	0.8	—
Total Adjusted EBITDA	$346.7	$307.5

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2007 Form 10-K. Liabilities for unrecognized tax benefits in the amount of $26.7 million as of December 31, 2007 related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, were excluded from the Contractual Obligations table as we were unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. There have not been significant changes to these contractual obligations as of June 30, 2008.

Capital Expenditures

Rockwood’s capital expenditures for the six months ended June 30, 2008 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.

For the six months ended June 30, 2008 and 2007, our capital expenditures, excluding capital leases, were $104.8 million and $90.7 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Six months ended June 30, 2008	$33.7	$20.6	$20.3	$20.6	$6.4	$3.2	$104.8
Six months ended June 30, 2007	26.5	14.8	20.2	14.4	12.6	2.2	90.7

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

Foreign currency related transactions

As of June 30, 2008, $1,292.4 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2008, the Company had approximately $29.8 million of letters of credit and other bank guarantees, of which $24.9 million will expire in 2008 through 2012. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $24.7 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the

Company’s 2007 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2007 Form 10-K. There have been no significant changes to these market risks as of June 30, 2008.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2008.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2007 Form 10-K. However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. We cannot predict the outcome of any litigation or the potential for future litigation.   See Note 15, “Commitments and Contingencies,” and Item 3, Legal Proceedings in our 2007 Form 10-K for descriptions of other legal matters.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   The Company’s Annual Meeting of Shareholders was held on Wednesday, April 23, 2008.

(b)   The results of votes of security holders for the election of Class III directors are as follows:

Election of Directors	For	Withheld
Brian F. Carroll	47,211,216	20,922,318
Todd A. Fisher	46,340,505	21,793,029
Douglas L. Maine	67,596,898	536,636

Seifi Ghasemi, Sheldon R. Erikson, Perry Golkin, J. Kent Masters, Cynthia A. Niekamp and Susan Schnabel continued as Directors after the annual meeting.

(c)   The results of votes of security holders for the ratification of the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm are as follows:

For	Against	Abstain	Broker Non-Votes
68,122,334	6,667	4,532	—

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
1.1 (A)	Underwriting Agreement, dated June 11, 2008, between Rockwood Holdings, Inc., the selling stockholders named therein and Credit Suisse Securities (USA) LLC.

10.1 *	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc.
and certain of their affiliates and Kemira Oyj and certain of its affiliates.

10.2 *	Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood
Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates.

10.3 *	Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc.,
Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates.

10.4 *

Facility Agreement, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking,  Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto.

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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

*        Filed herewith.

(A)     Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman of the Board and Chief Executive Officer
Date: August 6, 2008

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: August 6, 2008