Form 10-Q
period 2009-03-31
Rockwood Holdings, Inc.
filed 2009-05-11
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 4, 2009, there were 74,080,651 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2009	2008
Net sales	$660.0	$843.8
Cost of products sold	477.9	571.3
Gross profit	182.1	272.5
Selling, general and administrative expenses	145.1	166.6
Restructuring and other severance costs	7.8	0.8
Loss on sale of assets and other	0.1	0.1
Operating income	29.1	105.0
Other expenses, net:
Interest expense (a)	(49.7)	(73.7)
Interest income	0.4	2.2
Gain on early extinguishment of debt	2.2	—
Foreign exchange (loss) gain, net	(5.6)	15.1
Other, net	0.1	0.4
Other expenses, net	(52.6)	(56.0)
(Loss) income from continuing operations before taxes	(23.5)	49.0
Income tax (benefit) provision	(16.7)	19.7
(Loss) income from continuing operations	(6.8)	29.3
Income (loss) from discontinued operations, net of tax	2.3	(1.0)
Net (loss) income	(4.5)	28.3
Net loss (income) attributable to noncontrolling interest	3.0	(0.6)
Net (loss) income attributable to Rockwood Holdings, Inc.	$(1.5)	$27.7

Amounts attributable to Rockwood Holdings, Inc.:
(Loss) earnings from continuing operations	$(3.8)	$28.7
Earnings (loss) from discontinued operations	2.3	(1.0)
Net (loss) income	$(1.5)	$27.7

Basic (loss) earnings per share attributable to Rockwood Holdings, Inc.:
(Loss) earnings from continuing operations	$(0.05)	$0.39
Earnings (loss) from discontinued operations	0.03	(0.02)
Basic (loss) earnings per share	$(0.02)	$0.37

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.05)	$0.37
Earnings (loss) from discontinued operations	0.03	(0.01)
Basic (loss) earnings per share	$(0.02)	$0.36

Weighted average number of basic shares outstanding	74,064	73,898
Weighted average number of diluted shares outstanding	74,064	76,609

(a) Interest expense includes:
Interest expense on debt	$(37.7)	$(40.6)
Mark-to-market losses on interest rate swaps	(9.6)	(30.8)
Deferred financing costs	(2.4)	(2.3)
Total	$(49.7)	$(73.7)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$327.1	$468.7
Accounts receivable, net	425.5	464.6
Inventories	603.2	641.0
Deferred income taxes	22.4	22.1
Prepaid expenses and other current assets	53.1	65.9
Total current assets	1,431.3	1,662.3
Property, plant and equipment, net	1,645.6	1,752.2
Goodwill	871.1	917.8
Other intangible assets, net	708.4	754.8
Deferred debt issuance costs, net of accumulated amortization of $38.0 and $39.2, respectively	33.5	39.1
Deferred income taxes	19.7	11.6
Other assets	35.8	39.5
Total assets	$4,745.4	$5,177.3
LIABILITIES
Current liabilities:
Accounts payable	$201.9	$260.8
Income taxes payable	3.3	4.1
Accrued compensation	77.7	92.6
Restructuring liability	13.4	18.9
Accrued expenses and other current liabilities	175.9	198.5
Deferred income taxes	8.9	9.0
Long-term debt, current portion	26.5	90.9
Total current liabilities	507.6	674.8
Long-term debt	2,559.5	2,720.3
Pension and related liabilities	337.4	352.0
Deferred income taxes	82.7	97.6
Other liabilities	196.2	191.6
Total liabilities	3,683.4	4,036.3
Restricted stock units	1.6	2.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 74,175 shares issued and 74,081 shares outstanding at March 31, 2009; 400,000 shares authorized, 74,155 shares issued and 74,061 shares outstanding at December 31, 2008)	0.7	0.7
Paid-in capital	1,164.5	1,163.5
Accumulated other comprehensive income	157.4	204.0
Accumulated deficit	(544.8)	(543.3)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	776.4	823.5
Noncontrolling interest	284.0	315.4
Total equity	1,060.4	1,138.9
Total liabilities and equity	$4,745.4	$5,177.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4.5)	$28.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(2.3)	1.0
Depreciation and amortization	68.1	61.5
Deferred financing costs amortization	2.4	2.3
Gain on early extinguishment of debt (including $1.4 of noncash write-offs on deferred financing costs for the three months ended March 31, 2009)	(2.2)	—
Foreign exchange loss (gain)	5.6	(15.1)
Fair value adjustment of derivatives	9.6	30.8
Bad debt provision	—	0.3
Stock-based compensation	0.8	1.8
Deferred income taxes	(22.5)	7.3
Loss (gain) on sale of assets and other	0.1	(0.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	22.2	(41.6)
Inventories	15.7	(9.8)
Prepaid expenses and other assets	9.7	3.2
Accounts payable	(37.2)	(39.1)
Income taxes payable	(0.5)	1.4
Accrued expenses and other liabilities	(15.2)	4.8
Net cash provided by operating activities of continuing operations	49.8	36.7
Net cash used in operating activities of discontinued operations	—	(9.5)
Net cash provided by operating activities	49.8	27.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(0.7)	(10.9)
Post closing purchase price consideration	—	29.1
Capital expenditures, excluding capital leases	(44.3)	(55.6)
Proceeds on sale of assets	2.1	2.4
Net cash used in investing activities of continuing operations	(42.9)	(35.0)
Net cash used in investing activities of discontinued operations	(0.4)	(5.1)
Net cash used in investing activities	(43.3)	(40.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	—	0.1
Repayment of 2014 Notes	(11.9)	—
Repayment of senior secured credit facilities	(29.8)	(33.5)
Payments on other long-term debt	(2.6)	(3.0)
Payments related to early extinguishment of senior secured debt	(102.3)	—
Loan from Viance joint venture noncontrolling shareholder	2.0	—
Contractual advance to Titanium Dioxide Pigments venture noncontrolling shareholder	(1.3)	—
Distribution to noncontrolling shareholder	—	(2.2)
Net cash used in financing activities of continuing operations	(145.9)	(38.6)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(145.9)	(38.6)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(0.5)
Net decrease in cash and cash equivalents	(141.6)	(52.0)
Cash and cash equivalents of continuing operations, beginning of period	468.7	350.1
Cash and cash equivalents of continuing operations, end of period	$327.1	$298.1

Supplemental disclosures of cash flow information:
Interest paid	$25.9	$25.9
Income taxes paid, net of refunds	$6.0	$10.9
Non-cash investing activities:
Acquisition of capital equipment	$8.1	$7.4

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2009			2008
	Rockwood			Rockwood
	Holdings, Inc.	Noncontrolling	Total	Holdings, Inc.	Noncontrolling	Total
	Stockholders	Interest	Equity	Stockholders	Interest	Equity
Balance at beginning of period	$823.5	$315.4	$1,138.9	$1,571.6	$175.3	$1,746.9

Net (loss) income	(1.5)	(3.0)	(4.5)	27.7	0.6	28.3
Other comprehensive (loss) income	(46.6)	(3.9)	(50.5)	83.3	—	83.3
Comprehensive (loss) income	(48.1)	(6.9)	(55.0)	111.0	0.6	111.6
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	—	(16.5)	(16.5)	—	—	—
Distribution to noncontrolling shareholder	—	—	—	—	(2.2)	(2.2)
Foreign currency translation	—	(8.0)	(8.0)	—	—	—
Issuance of common stock	—	—	—	0.1	—	0.1
Deferred compensation	0.5	—	0.5	1.9	—	1.9
Restricted stock units	0.5	—	0.5	(0.9)	—	(0.9)
Balance at end of period	$776.4	$284.0	$1,060.4	$1,683.7	$173.7	$1,857.4

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focus on specialty compounds, iron-oxide pigments, timber-treatment chemicals and clay-based additives.  Effective November 2007, affiliates of KKR control less than a majority of the voting power of the Company’s outstanding common stock.

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (“GEA Group”). The remaining businesses acquired are focused on highly specialized markets and consist of: surface treatment and lithium chemicals; advanced ceramics and titanium dioxide pigments.

On September 1, 2008, the Company completed the formation of a venture with Kemira Oyj (“Kemira”) that focuses on specialty titanium dioxide pigments (See Note 6, “Acquisitions,” for further details).

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts related to reporting the sale of the pool and spa chemicals business in October 2008 as discontinued operations and the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, have been reclassified to conform to current-year classification.

The interim financial statements included herein are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2008 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The Company’s noncontrolling interest (formerly minority interest) in continuing operations represents the total of the noncontrolling party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned.

On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. In accordance with the consolidation principles of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.  At March 31, 2009 and December 31, 2008, the Viance, LLC joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the Company.  The net assets of the Viance, LLC joint venture included in the Condensed Consolidated Balance Sheets of the Company were $85.8 million and $87.5 million at March 31, 2009 and December 31, 2008, respectively, and were primarily related to identifiable intangible assets. All intercompany accounts, balances and transactions have been eliminated.

As noted above, the Company completed a Titanium Dioxide Pigments venture with Kemira in September 2008.  The Company has consolidated this venture and has reported Kemira’s interest as a noncontrolling interest in the condensed consolidated financial statements. This entity did not meet the definition of a variable interest entity under FIN 46(R) and was thus consolidated in accordance with ARB No. 51, Consolidated Financial Statements. The water treatment business formerly within the Titanium Dioxide Pigments segment was not part of the transaction and is now being reported within the Clay-based Additives business in the Performance Additives segment. As a result, the Company’s financial statements have been reclassified to reflect the water treatment business as part of the Performance Additives segment for the periods presented. See Note 6, “Acquisitions,” for further details.

Unless otherwise noted, all balance sheet related items which are denominated in euros are converted at the March 31, 2009 exchange rate of €1.00 = $1.325.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each. Information concerning certain transactions is included in Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Item 13. “Certain Relationships and Related Transactions, and Director Independence,” in the Company’s 2008 Form 10-K.

As part of the Titanium Dioxide Pigments venture with Kemira that was completed in September 2008, the venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira.  The venture purchased $8.0 million of energy from Kemira during the first quarter of 2009.  As of March 31, 2009, $6.3 million was due to Kemira, as well an additional one-time payment of $13.9 million in connection with the energy supply agreement.  Minimum annual payments under the energy agreement are approximately $17.0 million.  In connection with this energy supply arrangement, the venture has approximately $28.6 million of non-interest bearing notes receivable from Kemira that are due in August 2028.  The carrying value of the notes receivable was $4.6 million at March 31, 2009. Interest is imputed at an effective rate of 8.96%.

As part of the Titanium Dioxide Pigments venture with Kemira, the venture has a supply agreement for the sale of certain raw materials to Kemira that are manufactured by the venture.  The term of this contract expires in December 2015. Transactions between the Titanium Dioxide Pigments venture and Kemira amounted to: sales to Kemira of $0.6 million in the three months ended March 31, 2009 and amounts due from Kemira of $0.7 million at March 31, 2009.  In addition, there were sales from the Titanium Dioxide Pigments venture to companies owned by Kemira of $3.6 million during the three months ended March 31, 2009, of which $2.2 million was due to the venture at March 31, 2009.

As part of the Viance, LLC joint venture formed in January 2007 between a subsidiary within the Timber Treatment Chemicals business and Rohm and Haas, the joint venture entered into certain related party transactions with Rohm and Haas. Viance, LLC does not own manufacturing facilities, and as a result, relies on the members of the joint venture to provide substantially all product and distribution requirements. In addition, the members sell products to Viance, LLC.  Transactions between Viance, LLC and Rohm and Haas amounted to: purchases from Rohm and Haas of $1.2 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively, and sales to Rohm and Haas of $0.1 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.  Amounts due to Rohm and Haas totaled $1.2 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively.  In addition, a short-term note payable of $2.0 million as of March 31, 2009 was due to Rohm and Haas.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2008, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of March 31, 2009 and December 31, 2008.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of March 31, 2009, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million ($688.2 million) of intercompany loans.

Derivatives— The Company accounts for derivatives based on Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See “Comprehensive Income” section of Note 1 for the impact of the Company’s net investment and foreign exchange cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. This statement changes the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  See Note 4, “Derivatives,” for the disclosure requirements of this new standard.

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

Income Taxes—Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes and FIN No. 48,  Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. The Company’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested or could be distributed to the parent company in a tax free manner.

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

In accordance with SFAS No. 109, Paragraph 140, the Company has allocated a tax benefit to the extent of its U.S. loss from continuing operations, offset by a tax provision charged to other comprehensive income. When a tax jurisdiction has a loss from continuing operations and income from other items on a net basis, the Company’s policy is to allocate a tax benefit to continuing operations from the other items of income on a pro-rata basis.

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

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of equity in the balance sheets and net investment and foreign exchange cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt.

Comprehensive income (loss) is summarized as follows:

	Three months ended
	March 31,
($ in millions)	2009	2008
Net (loss) income	$(4.5)	$28.3
Pension related adjustments, net of tax	0.1	0.5
Foreign currency translation	(62.0)	116.8
Intercompany foreign currency loans	(37.6)	62.8
Net investment hedges, net of tax	49.3	(96.8)
Foreign exchange contracts, net of tax	(0.3)	—
Comprehensive (loss) income	(55.0)	111.6
Comprehensive loss (income) attributable to noncontrolling interest	6.9	(0.6)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc.	$(48.1)	$111.0

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

Stock-Based Compensation— The Company has previously granted awards under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”).  Under the Plan, the Company granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. There were 10,000,000 authorized shares available for grant under the Plan.  The Company will no longer issue equity awards under this Plan.  In April 2009, the Company adopted the 2009 Stock Incentive Plan (the “New Plan”), which has 11,000,000 authorized shares.  No shares have been awarded under the New Plan.  Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options.

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan caused income from continuing operations before taxes to decrease by $0.8 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.  The total tax benefit recognized related to stock options was less than $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

In December 2008, the Company approved an award of 606,256 performance restricted stock units to management and key employees which will vest on December 31, 2011 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2009 through December 31, 2009. However, in accordance with SFAS No. 123R, the Company did not recognize any compensation cost in 2008 for this issuance because the performance targets that form the basis for vesting of these restricted stock units were not known as of December 31, 2008. These performance targets were established on February 20, 2009, when such performance targets were approved by the Compensation Committee, and as a result, the Company began recording compensation cost on a ratable basis over the vesting period. The grant date fair value of these restricted stock units was $7.59 per stock unit.

The Company granted additional stock options and restricted stock units in 2008 and 2007 to certain employees of Rockwood

Corporate Headquarters and its business units. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment on the vesting date upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of March 31, 2009 and December 31, 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements—The following represents the impact of recently issued accounting pronouncements:

In December 2007, SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) was issued, which replaces FASB Statement No. 141, Business Combinations. FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued. Per this statement, the accounting and reporting for minority interests was recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement was adopted as of January 1, 2009 and primarily relates to the Company’s Viance, LLC joint venture and Titanium Dioxide Pigments venture, as discussed above.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) FSP FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company applied the provisions of FSP 157-2 on January 1, 2009 and this FSP did not have a material impact on its financial statements.

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, was issued. This statement changes the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS No. 161 on January 1, 2009. This standard did not have a material impact on the Company’s financial statements.  See Note 4, “Derivatives,” for the disclosure requirements of this new standard.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for recognized intangible assets acquired after January 1, 2009 and did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP No. 132 (R) — 1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This includes disclosing objectives about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP are effective for the Company for the 2009 fiscal year end.

In April 2009, the FASB issued FSP No. 141 (R) — 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.  This FSP is effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and relates to disclosures to be made about the fair value of its debt instruments.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP is effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and is not expected to have a material impact on its financial statements.

2.  DISCONTINUED OPERATIONS:

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business and received net proceeds of $122.0 million in cash.  The net gain on the pool and spa chemicals business sale recorded in the fourth quarter of 2008 was $40.5 million (net of $25.7 million of taxes).  In connection with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s financial statements have been reclassified to reflect this business as a discontinued operation for all periods presented.

For the first quarter of 2009, income from discontinued operations net of tax was $2.3 million and was primarily due to the favorable resolution of a claim against the Company’s former Group Novasep business.  Operating results of the discontinued operations of the pool and spa chemicals business for the three months ended March 31, 2008 were as follows:

Three months ended
($ in millions)	March 31, 2008
Net sales	$10.2
Cost of products sold	7.8
Gross profit	2.4
Selling, general and administrative expenses	3.5
Loss before taxes	(1.1)
Income tax benefit	(0.1)
Net loss	$(1.0)

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the wafer reclaim business. The European wafer reclaim business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications.

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated (a)
Three months ended March 31, 2009
Net sales	$225.3	$155.3	$139.0	$87.9	$51.1	$1.4	$660.0
Total Adjusted EBITDA	50.3	20.6	21.5	17.8	7.8	(8.8)	109.2
Three months ended March 31, 2008
Net sales	$311.7	$211.3	$115.9	$133.2	$69.0	$2.7	$843.8
Total Adjusted EBITDA	80.5	33.7	22.2	38.5	8.7	(14.4)	169.2

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other (b)	Eliminations (c)	Consolidated
Identifiable assets as of:
March 31, 2009	$1,948.9	$794.3	$889.1	$826.1	$126.5	$397.0	$(236.5)	$4,745.4
December 31, 2008	$2,030.9	$829.8	$990.0	$879.9	$130.2	$541.4	$(224.9)	$5,177.3

(a)                This amount does not include $(0.8) million of Adjusted EBITDA for the three months ended March 31, 2008 from the pool and spa chemicals business sold in October 2008.

(b)               This amount includes $46.3 million and $50.7 million of assets from legacy businesses at March 31, 2009 and December 31, 2008, respectively. These businesses were formerly owned primarily by Dynamit Nobel.

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

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2008 Form 10-K.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the 2014 Notes and the facility agreement related to the Titanium Dioxide Pigments venture excludes certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.  Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable GAAP measure.

The following table presents a reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended March 31, 2009
Income (loss) from continuing operations before taxes	$13.2	$(5.4)	$(7.4)	$(6.8)	$2.8	$(19.9)	$(23.5)
Interest expense (a)	15.0	7.1	10.0	8.0	2.3	7.3	49.7
Interest income	(0.2)	0.1	(0.2)	—	—	(0.1)	(0.4)
Depreciation and amortization	18.8	15.1	17.9	11.9	2.7	1.7	68.1
Restructuring and other severance costs	1.6	2.9	0.1	3.1	—	0.1	7.8
Systems/organization establishment expenses	0.3	0.5	1.1	0.1	—	0.1	2.1
Loss (gain) on early extinguishment of debt	0.4	—	—	0.3	—	(2.9)	(2.2)
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange loss, net	0.7	—	—	1.2	—	3.7	5.6
Other	0.4	0.3	—	—	—	1.2	1.9
Total Adjusted EBITDA	$50.3	$20.6	$21.5	$17.8	$7.8	$(8.8)	$109.2
Three months ended March 31, 2008
Income (loss) from continuing operations before taxes	$52.7	$8.0	$1.0	$18.1	$3.6	$(34.4)	$49.0
Interest expense (a)	12.8	7.4	9.0	8.7	2.3	33.5	73.7
Interest income	(0.7)	—	—	(0.1)	(0.2)	(1.2)	(2.2)
Depreciation and amortization	16.1	16.9	12.2	11.9	2.9	1.5	61.5
Restructuring and other severance costs	—	0.6	—	0.2	—	—	0.8
Systems/organization establishment expenses	0.3	0.7	—	0.1	0.1	—	1.2
Inventory write-up charges	0.4	—	—	—	—	—	0.4
Loss on sale of assets and other	—	—	—	0.1	—	—	0.1
Foreign exchange gain, net	(0.6)	—	—	(0.5)	—	(14.0)	(15.1)
Other	(0.5)	0.1	—	—	—	0.2	(0.2)
Total Adjusted EBITDA (b)	$80.5	$33.7	$22.2	$38.5	$8.7	$(14.4)	$169.2

(a)                Includes losses of $9.6 million and $30.8 million for the three months ended March 31, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $(0.8) million of Adjusted EBITDA for the three months ended March 31, 2008 from the pool and spa chemicals business sold in October 2008.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and related charges:  Restructuring charges of $7.8 million and $0.8 million were recorded in the three months ended March 31, 2009 and 2008, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 14, “Restructuring and Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses:  For the three months ended March 31, 2009, expenses of $2.1 million were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture on September 1, 2008 and the acquisition of the Elementis plc business in the Performance Additives segment in August 2007.  For the three months ended March 31, 2008, expenses of $1.2 million were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment.

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

•                  Loss (gain) on early extinguishment of debt:  In the first quarter of 2009, the Company recorded a net gain of $2.2 million related to the repurchase of €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of its senior subordinated notes due in 2014, and the prepayment of €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of its senior secured term loans related to amortization payments due between 2009 - 2011.

•                  Foreign exchange (gain) loss, net:  For the three months ended March 31, 2009, foreign exchange losses of $5.6 million were recorded due to the impact of the weaker euro as of March 31, 2009 versus December 31, 2008, in connection with non-operating euro-denominated transactions.  For the three months ended March 31, 2008, gains of $15.1 million were recorded due to the impact of the stronger euro as of March 31, 2008 versus December 31, 2007, related to non-operating euro-denominated transactions.

•                  Other:  In the first quarter of 2009, the Company recorded an expense of $1.9 million primarily related to an increase in reserves covering two legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004.

4.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

The Company had $1,830.4 million and $2,007.9 million of variable rate debt outstanding as of March 31, 2009 and December 31, 2008, respectively. Any borrowings under our revolving credit facility will also be at a variable rate. Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable-rate debt. As of March 31, 2009, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €495.3 million (at interest rates ranging from 2.995% to 4.416%). These derivative contracts effectively convert a majority of the senior secured credit obligations and the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These swaps will mature between November 2009 and July 2012.  The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

In connection with the July 2003 refinancing, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million U.S. dollar borrowings into euro-based obligations at an effective interest rate of Euribor plus 4%. As of March 31, 2009, the notional amounts of this cross-currency interest rate hedge were $19.2 million and €16.9 million. This contract has a final maturity date of July 2010.  The Company has elected not to apply hedge accounting for this cross-currency interest rate swap and has recorded the mark-to-market of this derivative as a component of interest expense in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. The instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction.  As of March 31, 2009, the Company had notional amounts outstanding for these foreign currency forward contracts of $9.0 million.  It is expected that cumulative losses of $(0.5) million as of March 31, 2009 will be reclassified into earnings within the next nine months.  There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transaction not occurring.  As of March 31, 2009, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is nine months.

In March 2009, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity.  As of March 31, 2009, the Company had notional amounts outstanding for these foreign currency contracts of $3.5 million.  The Company has elected not to apply hedge accounting for these foreign currency forward contracts.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term expiring in November 2009 and a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt.  The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of March 31, 2009.  In addition, the Company has designated the remaining portion of its euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its euro-denominated investments (euro debt of €617.5 million at March 31, 2009; $818.2 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of March 31, 2009.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2009 and December 31, 2008:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
(in millions)	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.4	$1.1	$—	$—
Cross-currency interest rate swaps - net investment hedge	Accrued expenses and other current liabilities	—	—	6.2	16.4
Total derivatives designated as hedging instruments under SFAS No.133		$0.4	$1.1	$6.2	$16.4

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$—	$—	$—
Interest rate swaps	Accrued expenses and other current liabilities	—	—	5.9	6.5
	Other liabilities	—	—	74.4	58.9
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	0.1	0.1
	Other liabilities	—	—	3.4	4.7
Total derivatives not designated as hedging instruments under SFAS No. 133		$0.1	$—	$83.8	$70.2
Total derivatives		$0.5	$1.1	$90.0	$86.6

The following table provides the gains and losses reported in the Condensed Consolidated Balance Sheets as of March 31, 2009 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008:

	Amount of Gain or (Loss)
	Recognized in OCI on
	Derivatives and Other Financial Instruments
	(Effective Portion)
	Three months ended
	March 31,
(in millions)	2009	2008
Derivatives in SFAS No. 133
Cash Flow Hedging Relationships:
Foreign exchange contracts	$(0.5)	$—

Derivatives and Other Financial Instruments in SFAS No. 133
Net Investment Hedging Relationships:
Cross-currency interest rate swaps — net investment hedge	$10.1	$(16.7)
Euro-denominated debt	47.4	(80.1)
	$57.5	$(96.8)

In the first quarter of 2009 and 2008, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008:

	Amount of Gain or (Loss)
	Recognized in Income on
	Derivative
	Three months ended		Location of Gain or (Loss)
	March 31,		Recognized in Income on
(in millions)	2009	2008	Derivative
Derivatives Not Designated as Hedging
Instruments under SFAS No. 133
Interest rate contracts	$(10.8)	$(28.8)	Interest expense
Cross-currency interest rate swaps	1.2	(2.0)	Interest expense
	$(9.6)	$(30.8)

5.  FAIR VALUE MEASUREMENTS:

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The FASB had deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities, which the Company adopted on January 1, 2009. Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to measure any instruments at fair value under SFAS No. 159.

As of March 31, 2009, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 –

Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of March 31, 2009 or December 31, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2009 and December 31, 2008:

	As of	Fair Value Measurements
(in millions)	March 31, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$265.4	$265.4	$—	$—
Foreign exchange contracts (b)	0.5	—	0.5	—
Total assets at fair value	$265.9	$265.4	$0.5	$—

Liabilities
Interest rate swaps (b)	$80.3	$—	$80.3	$—
Cross-currency interest rate swaps (b)	3.5	—	3.5	—
Cross-currency interest rate swaps - net investment hedge (b)	6.2	—	6.2	—
Total liabilities at fair value	$90.0	$—	$90.0	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$395.8	$395.8	$—	$—
Foreign exchange contracts (b)	1.1	—	1.1	—
Total assets at fair value	$396.9	$395.8	$1.1	$—

Liabilities
Interest rate swaps (b)	$65.4	$—	$65.4	$—
Cross-currency interest rate swaps (b)	4.8	—	4.8	—
Cross-currency interest rate swaps - net
investment hedge (b)	16.4	—	16.4	—
Total liabilities at fair value	$86.6	$—	$86.6	$—

(a)                These primarily represent money market funds with an original maturity of three months or less.

(b)               See Note 4, “Derivatives,” for further details of the Company’s derivative instruments.

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

Counter-party risk

The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of March 31, 2009 and December 31, 2008 based on market participant assumptions. In addition, based on the credit evaluation of each institution comprising its derivative assets as of March 31, 2009 and December 31, 2008, the Company believes the carrying values of these assets as of March 31, 2009 and December 31, 2008 to be fully realizable.

6.  ACQUISITIONS:

Pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses in recent years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, any goodwill resulting from acquisitions is tested for impairment at least annually.

On August 11, 2008, the Company completed the acquisition of Holliday Pigments, the leading global manufacturer of technical grade ultramarine blue and manganese violet pigments, from Yule Catto & Co. plc for a purchase price of approximately €46.0 million ($68.6 million using an August 11, 2008 exchange rate of $1.4909). Holliday Pigments manufactures inorganic ultramarine pigments for a wide range of applications, including plastics, cosmetics, coatings and inks. Holliday Pigments was incorporated into the Color Pigments and Services business, which is part of the Performance Additives segment. The allocation of the purchase price to the identifiable assets acquired is preliminary and is subject to change, with expected completion during the first half of 2009.

On September 1, 2008, the Company completed the formation of a venture with Kemira that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland.  The Company has consolidated this venture and has reported Kemira’s interest as noncontrolling interest in the condensed consolidated financial statements. The Company owns 61% of the venture with Kemira owning the remaining portion.  The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million on September 3, 2008 ($362.5 million using a September 3, 2008 exchange rate of 1.4498).  The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s noncontrolling shareholder. In addition, the venture obtained a €30.0 million ($42.3 million) revolving credit facility to finance its operations and the venture has assumed debt of €24.1 million ($31.9 million) from Kemira, primarily due to a defined benefit pension plan. The Company estimates that the potential exposure range for assumed environmental liabilities is from $13.3 million to $25.3 million. At March 31, 2009, $13.3 million of related reserves were recorded. The allocation of purchase price to the identifiable assets acquired is preliminary and is subject to change, with expected completion during 2009.

On September 4, 2008, the Company completed the acquisition of Nalco Holdings, Inc.’s (“Nalco”) Finishing Technologies business for a purchase price of approximately $75.0 million. Nalco’s Finishing Technologies business provides chemicals and services for pre-treating of metal and is part of the Surface Treatment business within the Specialty Chemicals segment. The allocation of the purchase price to the identifiable assets acquired is preliminary and is subject to change, with expected completion during the first half of 2009.

In addition to the acquisitions described above, the Company had completed other smaller acquisitions in 2008.  Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of March 31, 2009.

The above acquisitions were not material on an individual basis, or in the aggregate.

7.  INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2009 (a)	2008
Raw materials	$182.4	$203.8
Work-in-process	73.1	74.2
Finished goods	340.3	355.3
Packaging materials	7.4	7.7
Total	$603.2	$641.0

(a)                The decrease from December 31, 2008 is primarily related to the impact of currency changes.

8.  GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2008	$648.0	$269.8	$917.8
Acquisitions	—	0.6	0.6
Foreign exchange	(32.4)	(14.9)	(47.3)
Balance, March 31, 2009	$615.6	$255.5	$871.1

9.  OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of March 31, 2009			As of December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$396.3	$(142.3)	$254.0	$411.9	$(142.0)	$269.9
Trade names and trademarks	135.1	(27.6)	107.5	141.5	(27.1)	114.4
Customer relationships	358.3	(83.8)	274.5	372.2	(79.1)	293.1
Supply agreements	56.4	(7.6)	48.8	57.3	(6.3)	51.0
Other	59.7	(36.1)	23.6	61.7	(35.3)	26.4
Total	$1,005.8	$(297.4)	$708.4	$1,044.6	$(289.8)	$754.8

(a)                  The decrease from December 31, 2008 is primarily related to the impact of currency changes.

Amortization of other intangible assets was $19.5 million and $18.7 million for the three months ended March 31, 2009 and 2008, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2009	$79.0
2010	75.6
2011	72.4
2012	68.9
2013	67.4

10.  LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($ and € in millions)	2009	2008
Senior secured credit facilities:
Tranche A-1 term loans (€4.6 and €22.8, respectively)	$6.1	$31.9
Tranche A-2 term loans (€39.8 and €99.4, respectively)	52.7	138.9
Tranche E term loans	1,082.0	1,104.9
Tranche G term loans (€261.1 and €265.2, respectively)	346.0	370.5
2014 Notes (€351.8 and $200.0 and €364.0 and $200.0, respectively)	666.1	708.5
Titanium Dioxide Pigments venture term loans (€250.0)	331.3	349.3
Capitalized lease obligations (€33.7 and €34.3, respectively)	44.6	47.9
Other loans	57.2	59.3
	2,586.0	2,811.2
Less current maturities	(26.5)	(90.9)
	$2,559.5	$2,720.3

In the first quarter of 2009, the Company repurchased €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of its senior subordinated notes due in 2014, and voluntarily prepaid €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of its senior secured term loans related to amortization payments due between 2009 - 2011.

11.  INCOME TAXES:

The effective tax rate for the three months ended March 31, 2009 and 2008 was 71.1% and 40.2%, respectively. The difference between the effective rate and the U.S. statutory rate of 35.0% in the three months ended March 31, 2009 primarily relates to a nonrecurring tax benefit related to foreign currency changes as well as domestic tax benefits allocated from other comprehensive income. The difference between the effective tax rate and the U.S. statutory rate of 35.0% for the three months ended March 31, 2008 is primarily a function of favorable foreign rate differentials and the impact of the valuation allowance on domestic losses.

In the three months ended March 31, 2009, the Company decreased its worldwide valuation allowances by $10.0 million. The decrease in the valuation allowance was due to domestic income reported in other comprehensive income, reduced by an increase in the offset of net operating losses against uncertain tax benefit liabilities and deferred tax assets generally associated with the Company’s domestic earnings. The change in the valuation allowance for the three months ended March 31, 2009 increased the tax provision by $13.2 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2008	$84.7
Increase as reflected in income tax expense	13.2
Decrease as reflected in other comprehensive income (a)	(23.3)
Increase due to the offset of net operating losses against uncertain tax position liabilities	0.1
Balance as of March 31, 2009	$74.7

(a)                Primarily related to net investment hedges, as well as the mark-to-market of the Company’s euro-denominated debt.

In the three months ended March 31, 2009, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. Federal valuation allowance that has been recorded. During the three months ended March 31, 2009, the Company’s net U.S. Federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal AMT Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

In the second quarter of 2008, the Company determined that it was necessary to establish a valuation allowance for certain state deferred tax assets. This resulted in a $0.4 million increase in the tax provision related to the beginning of period deferred tax balance.

Unrecognized tax benefits at March 31, 2009 were $28.0 million. This includes $27.6 million of tax benefits that, if recognized, would affect the effective tax rate, and $0.4 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $7.1 million for interest and penalties at December 31, 2008. During the three months ended March 31, 2009, the accrual for interest and penalties was increased by $0.4 million to $7.5 million.

During the next twelve months, it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $1.3 million or a cost of up to $26.1 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2000, in the U.K. from 2006, and in Germany from 2000.

12.  EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R):

	Three months ended
	March 31,
($ in millions)	2009	2008
Service cost	$2.0	$1.8
Interest cost	8.4	7.0
Expected return on assets	(3.6)	(2.7)
Net amortization of actuarial losses	0.2	—
Total pension cost	$7.0	$6.1

13.  EARNINGS PER COMMON SHARE:

Basic and diluted (loss) earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended
	March 31,
($ in millions, except per share amounts; shares in thousands)	2009	2008
EPS Numerator - Basic:
Amounts attributable to Rockwood Holdings, Inc.:
(Loss) earnings from continuing operations	$(3.8)	$28.7
Earnings (loss) from discontinued operations	2.3	(1.0)
Net (loss) income	$(1.5)	$27.7

EPS Denominator - Basic:
Weighted average number of common shares outstanding	74,064	73,898

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.05)	$0.39
Earnings (loss) from discontinued operations, net of tax	0.03	(0.02)
Basic (loss) earnings per common share	$(0.02)	$0.37

EPS Numerator - Diluted:
Amounts attributable to Rockwood Holdings, Inc.:
(Loss) earnings from continuing operations	$(3.8)	$28.7
Earnings (loss) from discontinued operations	2.3	(1.0)
Net (loss) income	$(1.5)	$27.7

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	74,064	73,898
Effect of dilutive stock options and other incentives	—	2,711
Weighted average number of common shares outstanding and common stock equivalents	74,064	76,609

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.05)	$0.37
Earnings (loss) from discontinued operations, net of tax	0.03	(0.01)
Diluted (loss) earnings per common share	$(0.02)	$0.36

Stock-based awards under employee compensation plans representing common stock of 6,582,950 shares and 1,031,629 shares were outstanding as of March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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

During the three months ended March 31, 2009, the Company expensed $1.4 million of restructuring charges. In the Performance Additives segment, the Company recorded $0.8 million related to a restructuring plan implemented in March 2008 in the Color Pigments and Services business in connection with the integration of the businesses acquired from Elementis plc, which included the reorganization and relocation of the North American Finance and IT services, and the closure of three manufacturing facilities in 2008.  This included $0.5 million of severance costs and $0.3 million of facility closure costs.  In the Specialty Chemicals segment, $0.4 million was recorded primarily for miscellaneous headcount reduction and facility closure costs as part of a 2008 restructuring charge.  For the three months ended March 31, 2009, $0.2 million of asset write-offs were recorded in the Color Pigments and

Services business related to a 2009 restructuring plan.  In addition, “restructuring and other severance costs” in the Condensed Consolidated Statements of Operations included other severance-related costs of $6.4 million related to headcount reductions undertaken throughout the Company.

During the three months ended March 31, 2008, the Company expensed $0.8 million of restructuring charges. In the Performance Additives segment, the Company implemented a restructuring plan in its Color Pigments and Services business in connection with the integration of the business acquired from Elementis plc. For the three months ended March 31, 2008, the Company recorded $0.6 million of severance costs related to this restructuring plan. In the Advanced Ceramics segment, $0.2 million was recorded in the first quarter of 2008 for miscellaneous headcount reductions.

In 2007, the Company recorded restructuring charges for miscellaneous restructuring items, including miscellaneous headcount reductions, facility closure and severance costs.

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

Selected information for the 2008 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
2008
Liability balance, December 31, 2008	$13.2	$0.1	$0.2	$13.5
Restructuring charge in 2009	0.6	0.2	0.1	0.9
Utilized	(4.6)	(0.2)	(0.1)	(4.9)
Foreign exchange and other	(0.5)	—	—	(0.5)
Liability balance, March 31, 2009	$8.7	$0.1	$0.2	$9.0

These actions are expected to be completed during 2009.

Selected information for the 2007 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
2007
Liability balance, December 31, 2008	$1.3	$1.5	$0.2	$3.0
Restructuring charge in 2009	0.1	0.2	—	0.3
Utilized	(0.6)	(0.2)	(0.1)	(0.9)
Foreign exchange and other	—	(0.3)	0.2	(0.1)
Liability balance, March 31, 2009	$0.8	$1.2	$0.3	$2.3

These actions are expected to be completed during 2009.

Selected information for the 2006 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Total
2006
Liability balance, December 31, 2008	$0.1	$2.3	$2.4
Utilized	(0.1)	(0.2)	(0.3)
Liability balance, March 31, 2009	$—	$2.1	$2.1

The facility closure costs from the 2006 restructuring actions primarily relate to the restructuring of the wafer reclaim business and the closure of two wafer reclaim facilities. The facility closure costs are expected to be completed when the lease expires in 2018.

Restructuring reserves by segment are as follows:

	March 31,	December 31,
($ in millions)	2009	2008
Specialty Chemicals	$7.0	$8.1
Performance Additives	1.9	2.3
Titanium Dioxide Pigments	1.3	1.4
Advanced Ceramics	0.8	4.5
Specialty Compounds	0.3	0.5
Corporate and other	2.1	2.1
	$13.4	$18.9

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

Hospira Matter

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted the Company’s motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision and, in early 2009, the appellate court affirmed on all counts with the exception of the negligence claim, which it reversed and remanded to the trial court. The Company’s subsidiary filed a petition with the North Carolina Supreme Court for review of the appellate court’s ruling.  The Company will continue to vigorously defend this matter.  While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance LLC (“Viance”), the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships.   OI is seeking damages related to their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product.  On March 20, 2009, the district court granted Osmose’s motion for a TRO and set a preliminary injunction hearing for May 19, 2009.  Viance raised certain counterclaims related to OI’s advertisements and those claims will be heard at the May 19, 2009 hearing.  The Company will vigorously defend this matter.  While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows.

Ceramic Hips

A customer of the Company’s Advanced Ceramics segment initiated a global voluntary recall of a specific model of ceramic ballheads manufactured by Advanced Ceramics.  The recall was initiated after receiving reports of ceramic fractures and it relates only to the specific customer’s design and no other product of this segment.  The subsidiary is cooperating with its customer in investigating this matter.  Although the Company does not believe this recall will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this matter, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Former Glass Sealants Business

In addition, a subsidiary in the Specialty Chemicals segment that formerly manufactured sealants for insulating glass and resins for laminated glass prior to and after the sale of this business has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. Although the Company does not believe that resolution of these matters will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of these claims, and the resolution of one or more of these claims may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

EC Heat Stabilizers Investigation

The European Commission (“EC”) is investigating possible infringement of certain antitrust regulations in the market for heat stabilizers from 1986 until at least 2000 by certain industry participants, which included a business sold by a subsidiary in our Specialty Chemicals segment in 2000.  On March 23, 2009, the EC confirmed that it commenced a proceeding against certain participants in the heat stabilizers market, including the business formerly owned by this subsidiary and the Company’s subsidiary. Neither the Company nor any of its subsidiaries are active in the market for heat stabilizers; however, the business sold in 2000 was active in this market.  The Company will vigorously defend this matter.  While the Company believes its subsidiary has meritorious defenses against these claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this proceeding and resolution of this matter may have a material adverse effect on its results of operations or cash flows.

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.0 million as of March 31, 2009. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters— The Company may be indemnified by third parties in connection with certain matters related to acquired businesses.  For example, under the terms of the sale and purchase agreement relating to the Dynamit Nobel Acquisition, GEA Group and its subsidiary GEA North America Inc. (“GEA North America”), were obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with GEA Group. However, in March 2008, the Company entered into an agreement with GEA Group and GEA North America to settle all existing and future environmental indemnities under the sale and purchase agreement relating to the Dynamit Nobel Acquisition in consideration of payment to the Company of €18.8 million ($29.1 million), which was received on March 28, 2008. Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to such third parties are uncontested, the Company expects to realize recoveries within the short term.

In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. The Company has agreed to indemnify the buyer of its former Electronics business, Groupe Novasep segment and pool and spa chemicals business. For example, the Company is required to indemnify the buyer of its Electronics business for certain known and unknown environmental actions which may arise in the future that relate to the period prior to the closing. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows, but may have a material adverse effect on the Company’s results of operations or cash flow in any quarterly or annual reporting period.

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union (“EU”) and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

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

Regulatory Developments

On June 1, 2007, the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances were pre-registered by December 31, 2008. REACH is expected to be implemented in three phases over an eleven year period based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that are subject to REACH. The Company is taking steps to comply with REACH, which included the pre-registration of its products. The Company does not believe these costs will have a material impact on its results of operations, financial position or liquidity. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at March 31, 2009:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.3 million at March 31, 2009. In addition, the German environmental authorities recently notified the Company, along with a few other potentially responsible parties, of a potential remediation at a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District (“MSD”) in St. Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit required the Company to reduce the facility’s ammonia discharge by December 31, 2008. The Company has spent $2.4 million in total capital expenditures in connection with this matter.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $53.0 million and $55.1 million for known environmental liabilities as of March 31, 2009 and December 31, 2008, respectively, all of which were classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.  Included in the $53.0 million as of March 31, 2009 is $20.8 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.1 million. Included in the $55.1 million as of December 31, 2008 is $21.4 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.9 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of March 31, 2009 is from $53.0 million to $96.5 million. For the three months ended March 31, 2009, the Company recorded charges of $0.2 million to increase its environmental liabilities and made payments of $0.1 million for clean-up and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2009, the recurring cost of managing hazardous substances for ongoing operations is $10.3 million.

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

16.  SUBSEQUENT EVENT

On May 5, 2009, the Company’s subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), commenced a tender offer in Europe to purchase up to €115.0 million ($153.3 million based on a rate of €1.00 = $1.333 on May 5, 2009) of its outstanding €348.3 million 7.625% Senior Subordinated Notes due 2014 (“2014 Notes”) pursuant to a modified Dutch Auction.  Under this modified Dutch Auction procedure, RSGI will determine the purchase price and the aggregate principal amount, if any, of the 2014 Notes that it accepts for purchase.  RSGI will fund its purchases in the tender offer, if any, with available cash and cash equivalents.  The Company cannot predict the aggregate principal amount or the purchase price, or whether any holders will tender any 2014 Notes at all.  Such repurchase will decrease the Company’s available cash and cash equivalents.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2008, we completed the sale of our pool and spa chemicals business and in 2007, we completed the sale of our Groupe Novasep segment. As a result, our condensed consolidated financial statements have been reclassified to reflect these segments as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” for further details.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2008 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

Unless otherwise noted, all balance sheet related items which are denominated in euros are converted at the March 31, 2009 exchange rate of €1.00 = $1.325.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                  We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. We implemented a restructuring plan in March 2008 in our Color Pigments and Services business in connection with the business acquired from Elementis plc.  This included the reorganization and relocation of the North American Finance and IT services and the closure of three manufacturing facilities. In the fourth quarter of 2008, a restructuring plan was implemented in our Surface Treatment business within our Specialty Chemicals segment which included headcount reductions and the closure of two manufacturing facilities by mid 2009.

•                  In the fourth quarter of 2008, we reduced overhead and eliminated duplicative positions throughout the Company as part of our global cost control initiatives.  To cope with the downturn in the economy, we have continued this activity in the first quarter of 2009, and we remain focused on reducing costs, improving productivity, and conserving cash by controlling working capital and capital spending.

•                  We acquired Holliday Pigments in August 2008, which is included in our Color Pigments and Service business, and in September 2008, we acquired Nalco’s Finishing Technologies business which is included in our Specialty Chemicals segment;

•                  We completed the Titanium Dioxide Pigments venture with Kemira in September 2008. See Note 6, “Acquisitions,” for further details; and

•                  In October 2008, we completed the sale of our pool and spa chemicals business.

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

Specialty Chemicals

•                 Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2008 in most markets and regions served, primarily aerospace, general industrial and European automotive industries. This growth was driven by price increases and the impact of bolt-on acquisitions made in December 2007 and September 2008 that offset raw material cost increases and lower volumes from a slowdown in the automotive markets.  In the first quarter of 2009, results declined on lower volumes in most businesses.  Results for the remainder of 2009 could be negatively impacted by continued economic downturns in all business sectors and regions.

•                 Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2008 in most market segments, driven by price increases and higher sales volumes of lithium applications.  In the first quarter of 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results.  A continued economic downturn could have a negative impact on our results for the remainder of 2009.

Performance Additives

•                    Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market negatively impacted construction sales.  North American and European volumes were lower in 2008 and continued to decline in the first quarter of 2009.  We expect results to decline for the remainder of 2009 due to the severe slowdown in the construction industry.

•                  Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by new construction, as well as remodeling and renovations.  The market position of ACQ was negatively impacted in 2008 and the first quarter of 2009 by customer shifts to substitute products, a general slowdown in the construction market and the use of wood substitutes. These trends are expected to continue in 2009.  Last year, we introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Commercialization began in 2008, but did not have a significant impact in 2008 or the first quarter of 2009, and is not expected to have a significant impact for the remainder of the year.

•                  In the Clay-based Additives business, net sales increased in 2008 as increased selling prices and volumes for oilfield applications and increased selling prices of coatings and inks were partially offset by lower volumes of coatings and carbonless applications.  As a result of the economic slowdown, volumes were lower in most applications in the first quarter of 2009 and are expected to be lower for the remainder of the year.

•                  Raw material costs have increased in the first quarter of 2009 in the Performance Additives segment, in particular, iron oxide for Color Pigments and Services and quaternary amine (“quat”) and monoethanolamine (“MEA”) for Timber Treatment Chemicals. Our ability to pass on additional selling price increases for raw material increases in 2009 is uncertain in these businesses.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and current industry overcapacity, have continued to negatively impact this segment. Volumes and selling prices in fiber anatase applications decreased in 2008.  In first quarter of 2009, lower volumes of fiber anatase applications were partially offset by increased selling prices.  Sales of titanium dioxide products in rutile grade were down in 2008 due to lower selling prices, partially offset by slightly higher volumes.  In the first quarter of 2009, sales of rutile applications were up due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, partially offset by lower selling prices.  Our functional additives business was down in 2008 and in the first quarter of 2009 on lower volumes, partially offset by increased selling prices.  A continued economic downturn could have a negative impact on the results of these applications for the remainder of 2009.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, sales of our medical device applications increased in 2008 on higher volumes and continued to increase in the first quarter of 2009.  We expect this trend to continue throughout the remainder of 2009.

•                  Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were up slightly in 2008 on higher volumes.  However, sales of these applications were lower in the first quarter of 2009.  Sales of mechanical systems and applications were lower in 2008 and the first quarter of 2009 on decreased volumes. Sales of electronic applications were lower in 2008 and the first quarter of 2009 on decreased volumes.  Sales of our multi-functional applications were down in 2008 and in the first quarter of 2009 from lower volumes.

Volumes for these applications, particularly cutting tools, electronics and multi-functional, as well as other industrial driven applications, are expected to be lower for the remainder of 2009 due to the economic downturn, particularly in the automotive industry.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe.  As a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2008 and in the first quarter of 2009, and are expected to continue to decline for the remainder of 2009.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were flat in 2008, but were lower in the first quarter of 2009 and are expected to continue to decline for the remainder of the year.  Net sales of regulated packaging were lower in 2008 and in the first quarter of 2009 and are expected to continue to decline for the remainder of the year.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, were down in the first quarter of 2009 and are expected to be lower for the remainder of 2009.

Global Exposure

We operate a geographically diverse business. Of our 2008 net sales, 54% were shipments to Europe, 29% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information” in our 2008 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 96 manufacturing facilities in 26 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three months ended March 31, 2009, the average exchange rate of the euro against the U.S. dollar was lower compared to the same period in 2008. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 52% of our 2008 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2008. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in 2008 in Item 1, “Business — Raw Materials” in our 2008 Form 10-K.

Energy Costs

In 2008, energy purchases represented approximately 7% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were higher during 2008, but were down in the first quarter of 2009.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2008 and the first quarter of 2009.

Income Taxes

We recorded an income tax benefit of $16.7 million in the first quarter of 2009 on a loss from continuing operations before taxes of $23.5 million. The income tax provision in the first quarter of 2009 was positively impacted by a $10.1 million nonrecurring benefit related to foreign currency changes, as well as $8.2 million in domestic tax benefits allocated from other comprehensive income.

In the first quarter of 2009, the worldwide valuation allowance decreased by $10.0 million. This was due to a $23.3 million reduction in domestic losses in other comprehensive income, partially offset by an increase of $0.1 million due to the offset of net operating losses against uncertain tax benefit liabilities and a $13.2 million deferred tax increase associated with the Company’s domestic earnings. Of the $10.0 million decrease in the valuation allowance for the first quarter of 2009, $13.2 million impacted the tax provision.

Acquisitions

In 2008, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 6, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, a gain on the early extinguishment of debt and inventory write-up charges. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the three months ended March 31, 2009 and 2008.

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

•                  any deduction for noncontrolling interest expense; and

•                  items arising in connection with CCA litigation related to our Timber Treatment Chemicals business of our Performance Additives segment;

less:

•                  extraordinary gains and non-recurring gains;

•                  non-cash gains; and

•                  gains on asset sales,

in all cases, subject to certain exclusions.

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Specifically, the calculation of Adjusted EBITDA according to the indenture underlying our 2014 Notes and the facility agreement governing our Titanium Dioxide Pigments venture excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

Limitations

Adjusted EBITDA has limitations as an analytical tool, and should not be viewed in isolation and is not a substitute for U.S. GAAP measures of earnings and cash flows. Material limitations associated with making the adjustments to our earnings and cash flows to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measures, include:

•                  the cash portion of interest expense, net, income tax provision (benefit), and restructuring as well as non-recurring charges related to securities issuance, acquisition activities, and systems/organization establishment, generally represent charges (gains) which may significantly affect funds available for use in our operating, investing and financing activities;

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

Adjusted EBITDA is not an alternative to net income (loss) or income (loss) from continuing operations before taxes or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to U.S. GAAP financial measures and other financial information, in each case included elsewhere in this Annual Report. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net (loss) income is set forth in—Reconciliation of Net (Loss) Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the three months ended March 31, 2009 and 2008), including as a percentage of net sales, for the periods presented.  See Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2009	2008
Statement of operations data:
Net sales:
Specialty Chemicals	$225.3	$311.7
Performance Additives	155.3	211.3
Titanium Dioxide Pigments	139.0	115.9
Advanced Ceramics	87.9	133.2
Specialty Compounds	51.1	69.0
Corporate and other	1.4	2.7
Total net sales	660.0	843.8

Gross profit	182.1	272.5
	27.6%	32.3%
Selling, general and administrative expenses	145.1	166.6
	22.0%	19.7%
Restructuring and other severance costs	7.8	0.8
Loss on sale of assets and other	0.1	0.1
Operating income (loss):
Specialty Chemicals	29.2	63.6
	13.0%	20.4%
Performance Additives	1.8	15.5
	1.2%	7.3%
Titanium Dioxide Pigments	2.4	9.9
	1.7%	8.5%
Advanced Ceramics	2.6	26.3
	3.0%	19.7%
Specialty Compounds	5.1	5.7
	10.0%	8.3%
Corporate and other	(12.0)	(16.0)
Total operating income	29.1	105.0
Other expenses, net:
Interest expense	(49.7)	(73.7)
Interest income	0.4	2.2
Gain on early extinguishment of debt	2.2	—
Foreign exchange (loss) gain, net	(5.6)	15.1
Other, net	0.1	0.4
Other expenses, net	(52.6)	(56.0)
(Loss) income from continuing operations before taxes	(23.5)	49.0
Income tax (benefit) provision	(16.7)	19.7
(Loss) income from continuing operations	(6.8)	29.3
Income (loss) from discontinued operations, net of tax	2.3	(1.0)
Net (loss) income	(4.5)	28.3
Net loss (income) attributable to noncontrolling interest	3.0	(0.6)
Net (loss) income attributable to Rockwood Holdings, Inc.	$(1.5)	$27.7

Adjusted EBITDA:
Specialty Chemicals	$50.3	$80.5
	22.3%	25.8%
Performance Additives	20.6	33.7
	13.3%	15.9%
Titanium Dioxide Pigments	21.5	22.2
	15.5%	19.2%
Advanced Ceramics	17.8	38.5
	20.3%	28.9%
Specialty Compounds	7.8	8.7
	15.3%	12.6%
Corporate and other	(8.8)	(14.4)
Total Adjusted EBITDA (a)	$109.2	$169.2

(a)                This amount does not include $(0.8) million of Adjusted EBITDA for the three months ended March 31, 2008 from the pool and spa chemicals business sold in October 2008.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended March 31, 2009 versus 2008
			Constant	Constant
		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$(86.4)	(27.7)%	$(28.1)	$(58.3)
Performance Additives	(56.0)	(26.5)	(14.9)	(41.1)
Titanium Dioxide Pigments	23.1	19.9	(10.9)	34.0
Advanced Ceramics	(45.3)	(34.0)	(11.3)	(34.0)
Specialty Compounds	(17.9)	(25.9)	(6.3)	(11.6)
Corporate and other	(1.3)	(48.1)	(0.2)	(1.1)
Total net sales	(183.8)	(21.8)	(71.7)	(112.1)

Gross profit	(90.4)	(33.2)	(19.6)	(70.8)

Selling, general and administrative expenses	(21.5)	(12.9)	(16.0)	(5.5)
Restructuring and other severance costs	7.0			7.0
Loss on sale of assets and other	—			—
Total operating expenses	(14.5)	(8.7)	(16.0)	1.5
Operating income (loss):
Specialty Chemicals	(34.4)	(54.1)	(1.8)	(32.6)
Performance Additives	(13.7)	(88.4)	(0.4)	(13.3)
Titanium Dioxide Pigments	(7.5)	(75.8)	(0.7)	(6.8)
Advanced Ceramics	(23.7)	(90.1)	(1.0)	(22.7)
Specialty Compounds	(0.6)	(10.5)	(0.2)	(0.4)
Corporate and other	4.0	25.0	0.5	3.5
Total	(75.9)	(72.3)	(3.6)	(72.3)
Other expenses, net:
Interest expense	24.0	(32.6)	1.3	22.7
Interest income	(1.8)	(81.8)	(0.1)	(1.7)
Gain on early extinguishment of debt	2.2
Foreign exchange (loss) gain, net	(20.7)
Other, net	(0.3)
Other expenses, net	3.4
(Loss) income from continuing operations before taxes
Specialty Chemicals	(39.5)
Performance Additives	(13.4)
Titanium Dioxide Pigments	(8.4)
Advanced Ceramics	(24.9)
Specialty Compounds	(0.8)
Corporate and other	14.5
Total	(72.5)
Income tax (benefit) provision	(36.4)
(Loss) income from continuing operations	(36.1)
Income (loss) from discontinued operations, net of tax	3.3
Net (loss) income	(32.8)
Net loss (income) attributable to the noncontrolling interest	3.6
Net (loss) income attributable to Rockwood Holdings, Inc.	$(29.2)
Adjusted EBITDA:
Specialty Chemicals	$(30.2)	(37.5)%	$(3.9)	$(26.3)
Performance Additives	(13.1)	(38.9)	(1.7)	(11.4)
Titanium Dioxide Pigments	(0.7)	(3.2)	(2.3)	1.6
Advanced Ceramics	(20.7)	(53.8)	(2.6)	(18.1)
Specialty Compounds	(0.9)	(10.3)	(0.7)	(0.2)
Corporate and other	5.6	38.9	0.4	5.2
Total Adjusted EBITDA	$(60.0)	(35.5)%	$(10.8)	$(49.2)

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Overview

Net sales decreased $183.8 million in the first quarter of 2009 compared with the same period in the prior year primarily due to lower volumes and the negative impact of currency changes of $71.7 million, partially offset by increased selling prices of $41.8 million and bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira. See further discussion by segment below.

Operating income and Adjusted EBITDA decreased in the first quarter of 2009 compared with the same period in the prior year primarily due to lower sales volumes, higher raw material costs in most businesses and the negative impact of currency changes. This was partially offset by higher selling prices and lower corporate costs due to decreased incentive compensation-related costs and lower professional fees, as well as other cost control measures throughout the Company.

Net income from continuing operations decreased $36.1 million compared with the same period in the prior year due to the reasons noted above and decreased foreign exchange gains on financing activities. This was partially offset by lower interest expense recorded in the first quarter of 2009 due to a decrease in mark-to-market losses on our interest rate hedging instruments and net gains of $2.2 million related to the repurchase of a portion of the 2014 Notes and the repayment of a portion of the senior secured term loans in the first quarter of 2009.

Income from discontinued operations, net of tax was $2.3 million in the first quarter of 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Group Novasep business.

Net income attributable to Rockwood Holdings, Inc. decreased $29.2 million in the first quarter of 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales decreased $86.4 million over the prior year primarily due to lower volumes and the negative impact of currency changes of $28.1 million.  In the Fine Chemicals business, lower volumes in most products, particularly in lithium and metal sulfide applications, were partially offset by higher selling prices of lithium products. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives.   Net sales decreased $56.0 million over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, decreased demand in our Clay-based Additives business and the negative impact of currency changes of $14.9 million.  This decrease was partially offset by increased selling prices, cost control measures and the impact of a bolt-on acquisition in August 2008.

Titanium Dioxide Pigments.   Net sales increased $23.1 million over the prior year due to the completion of the venture with Kemira on September 1, 2008, as well as increased selling prices.  This was partially offset by lower volumes of titanium dioxide products, primarily commodity grade, and functional additives, and the negative impact of currency changes of $10.9 million.

Advanced Ceramics.   Net sales decreased $45.3 million over the prior year primarily due to lower volumes in most applications and the negative impact of currency changes of $11.3 million, partially offset by increased volumes of medical applications and the impact of a bolt-on acquisition in October 2008.

Specialty Compounds.   Net sales decreased $17.9 million over the prior year primarily due to lower volumes in most businesses, particularly in wire and cable applications and the negative impact of currency changes of $6.3 million.

Corporate and other.   Net sales decreased $1.3 million over the prior year primarily due to lower volumes in the European wafer reclaim business.

Gross profit

Gross profit decreased $90.4 million over the prior year primarily due to the sales volume decreases noted above, raw material cost increases and the negative impact of currency changes of $19.6 million. Raw material costs increased, particularly from the impact of higher phosphoric acid costs in our Specialty Chemicals segment and higher iron-oxide costs in our Color Pigments and Services business.  In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions. Gross profit as a percentage of net sales decreased to 27.6% in the first quarter of 2009 from 32.3% in the first quarter of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $21.5 million primarily due to the impact of currency changes of $16.0 million, lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company.  Lower compensation-related costs include the reversal of discretionary profit-sharing plan accruals of $2.6 million and the reversal of certain long-term incentive compensation program accruals of $1.3 million for which related targets are no longer expected to be achieved.  SG&A expenses as a percentage of net sales were 22.0% and 19.7% in the first quarter of 2009 and 2008, respectively.

Restructuring and other severance costs

We recorded $7.8 million of restructuring and other severance costs in the first quarter of 2009 throughout the Company.  These charges primarily relate to headcount reductions as part of our global cost control initiatives.  We recorded $0.8 million of restructuring charges in the first quarter of 2008 for restructuring actions in the Performance Additives and Advanced Ceramics segments for miscellaneous headcount reductions. See Note 14, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.   Operating income decreased $34.4 million over the prior year primarily due to the lower volumes discussed above, higher raw material costs of $10.2 million, primarily for phosphoric acid, increased depreciation and amortization costs of $2.7 million, as well as the negative impact of currency changes of $1.8 million.

Performance Additives.   Operating income decreased $13.7 million over the prior year due to the lower volumes discussed above, higher raw material costs of $4.4 million, particularly iron-oxide costs in the Color Pigments and Services business and quat costs in our Timber Treatment Chemicals business, and increased restructuring and other severance costs of $2.3 million.

Titanium Dioxide Pigments.   Operating income decreased $7.5 million over the prior year primarily due to the lower volumes noted above, increased depreciation and amortization costs of $5.7 million primarily related to the Kemira venture completed on September 1, 2008 and higher energy costs of $1.5 million. This was partially offset by increased sales related to the Kemira venture, cost control measures, as well as the termination of a long-term incentive plan of $2.6 million and receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.   Operating income decreased $23.7 million over the prior year primarily due to the lower volumes noted above and increased restructuring and other severance costs of $2.9 million. This decrease was partially offset by higher volumes of medical applications and the impact of a bolt-on acquisition in October 2008.

Specialty Compounds.   Operating income decreased $0.6 million over the prior year primarily due to the lower volumes noted above, partially offset by lower raw material costs of $1.3 million, particularly PVC resin and plasticizer costs.

Corporate and other. Operating loss decreased $4.0 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company, partially offset by the lower sales volumes noted above.  Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $1.3 million related to performance targets that are no longer expected to be achieved.

Other income (expenses)

Interest expense.  Interest expense decreased $24.0 million in the first quarter of 2009 compared to the same period in the prior year. The first quarter of 2009 and 2008 included non-cash losses of $9.6 million and $30.8 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses, interest expense decreased $2.8 million primarily due to lower interest rates and debt repayments, partially offset by debt incurred during 2008 related to the Titanium Dioxide Pigments venture with Kemira.

Interest income.  Interest income decreased $1.8 million in the first quarter of 2009 compared to the same period in the prior year due to lower short-term average interest rates.

Gain on early extinguishment of debt.  In the first quarter of 2009, we recorded a net gain of $2.2 million related to the repurchase of €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of our senior subordinated notes due in 2014, and the prepayment of €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of our senior secured term loans related to amortization payments due between 2009-2011.

Foreign exchange, net.   In the first quarter of 2009, we had foreign exchange losses of $5.6 million primarily due to the impact of the weaker euro as of March 31, 2009 versus December 31, 2008, in connection with non-operating euro-denominated transactions.  In the first quarter of 2008, foreign exchange gains of $15.1 million were reported due to the impact of the stronger euro as of March 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions.

Provision for income taxes

We recorded an income tax benefit of $16.7 million in the first quarter of 2009 on a loss from continuing operations before taxes of $23.5 million. The income tax provision in the first quarter of 2009 was positively impacted by a $10.1 million nonrecurring benefit related to foreign currency changes, as well as $8.2 million in domestic tax benefits allocated from other comprehensive income. The effective income tax rate was 40.2% for the first quarter of 2008 and was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

(Loss) income from continuing operations

Net loss from continuing operations for the first quarter of 2009 was $(6.8) million as compared to net income from continuing operations of $29.3 million for the first quarter of 2008 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax was $2.3 million in the first quarter of 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Group Novasep business.

Net loss (income) attributable to noncontrolling interest

Net loss (income) attributable to noncontrolling interest of $3.0 million and $(0.6) million for the first quarter of 2009 and 2008, respectively, was recorded.  Noncontrolling interest represents the noncontrolling interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company and the noncontrolling interest portion of the Titanium Dioxide Pigments venture completed in September 2008 between our Titanium Dioxide Pigments segment and Kemira.  The change from the prior year primarily relates to lower volumes in these ventures.

Net (loss) income attributable to Rockwood Holdings, Inc.

Net loss attributable to Rockwood Holdings, Inc. for the first quarter of 2009 was $1.5 million (loss of $3.8 million from continuing operations attributable to Rockwood Holdings, Inc. and earnings from discontinued operations attributable to Rockwood Holdings, Inc. of $2.3 million) as compared to net income attributable to Rockwood Holdings, Inc. of $27.7 million (earnings of $28.7 million from continuing operations attributable to Rockwood Holdings, Inc. and a loss from discontinued operations attributable to Rockwood Holdings, Inc. of $1.0 million) for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA decreased $30.2 million over the prior year primarily due to the lower sales volumes and higher raw material costs of $10.2 million as discussed above, as well as the negative impact of currency changes of $3.9 million.

Performance Additives.   Adjusted EBITDA decreased $13.1 million over the prior year due to the lower sales volumes and higher raw material costs of $4.4 million as discussed above, as well as the negative impact of currency changes of $1.7 million.

Titanium Dioxide Pigments.   Adjusted EBITDA decreased $0.7 million over the prior year due to the negative impact of currency changes of $2.3 million and the lower sales volumes and higher energy costs noted above. This was partially offset by increased sales related to the completion of the venture with Kemira, cost control measures, as well as the termination of a long-term incentive plan of $2.6 million and receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.   Adjusted EBITDA decreased $20.7 million over the prior year primarily due to the lower sales volumes noted above and the negative impact of currency changes of $2.6 million. This increase was partially offset by higher volumes of medical applications and the impact of a bolt-on acquisition in October 2008.

Specialty Compounds.   Adjusted EBITDA decreased $0.9 million over the prior year due to the negative impact of currency changes of $0.7 million and the lower sales volumes noted above, partially offset by lower raw material costs of $1.3 million.

Corporate and other. Adjusted EBITDA increased $5.6 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company.  Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $1.3 million related to performance targets that are no longer expected to be achieved.

Reconciliation of Net (Loss) Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net (loss) income attributable to Rockwood Holdings, Inc. to Adjusted EBITDA on a consolidated basis:

	Three months ended
	March 31,
($ in millions)	2009	2008
Net (loss) income attributable to Rockwood Holdings, Inc.	$(1.5)	$27.7
Net (loss) income attributable to noncontrolling interest	(3.0)	0.6
Net (loss) income	(4.5)	28.3
Income tax (benefit) provision	(16.7)	19.7
(Income) loss from discontinued operations, net of tax	(2.3)	1.0
(Loss) income from continuing operations before taxes	(23.5)	49.0
Interest expense (a)	49.7	73.7
Interest income	(0.4)	(2.2)
Depreciation and amortization	68.1	61.5
Restructuring and other severance costs	7.8	0.8
Systems/organization establishment expenses	2.1	1.2
Inventory write-up charges	—	0.4
Gain on early extinguishment of debt	(2.2)	—
Loss on sale of assets and other	0.1	0.1
Foreign exchange loss (gain), net	5.6	(15.1)
Other	1.9	(0.2)
Total Adjusted EBITDA (b)	$109.2	$169.2

(a)                Includes losses of $9.6 million and $30.8 million for the three months ended March 31, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $(0.8) million of Adjusted EBITDA for the three months ended March 31, 2008 from the pool and spa chemicals business sold in October 2008.

Liquidity and Capital Resources

Cash Flows

Operating Activities.   Net cash provided by operating activities was $49.8 million and $27.2 million for the three months ended March 31, 2009 and 2008, respectively. Net cash from operating activities increased primarily from the lower use of operating cash from working capital changes, operating cash outflows in the prior year related to operating the pool and spa business that was sold in October 2008 and lower cash interest expense.

Investing Activities.  Net cash used in investing activities was $43.3 million for the three months ended March 31, 2009 and was primarily comprised of capital expenditures.  Net cash used in investing activities was $40.1 million for the three months ended March 31, 2008 and was primarily comprised of capital expenditures and funds used for bolt-on acquisitions, partially offset by funds received related to the claim settlement between the Company and GEA Group and GEA North America in the first quarter of 2008.

Financing Activities.   Net cash used in financing activities was $145.9 million and $38.6 million for the three months ended March 31, 2009 and 2008, respectively, and included scheduled payments for long-term debt and revolver payments.  Net cash used in financing activities increased due to the repurchase of €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of our senior subordinated notes due in 2014, and the prepayment of €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of our senior secured term loans in the first quarter of 2009.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Events that occurred in 2009 that had or may have an impact on our liquidity include:

•                  In the first quarter of 2009, we recorded a net gain of $2.2 million related to the repurchase of €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of our senior subordinated notes due in 2014, and the voluntarily prepayment of €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of our senior secured term loans related to amortization payments due between 2009-2011.

•                  On May 5, 2009, our subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), commenced a tender offer in Europe to purchase up to €115.0 million ($153.3 million based on a rate of €1.00 = $1.333 on May 5, 2009) of its outstanding €348.3 million 7.625% Senior Subordinated Notes due in 2014 (“2014 Notes”) pursuant to a modified Dutch Auction.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts.  We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity for the remainder of 2009. However, a prolonged economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. If our operating results deteriorate, we may need to use some or all of our available cash to reduce our leverage in order to comply with the leverage ratios in our debt agreements. If these sources are insufficient to fund our needs, we may need to use other means available to us, such as reduce or delay capital expenditures, take other cost cutting measures, seek to refinance our debt obligations, seek additional sources of capital or any combination of the above. In addition, any future major acquisitions, business combinations or other such events may require us to seek additional capital resources, such as through additional borrowings, equity issuances or other sources, to satisfy our liquidity needs.  The recent unprecedented adverse conditions in the global capital and credit markets may limit our ability to secure capital or obtain it on terms and conditions that are acceptable to us.  We cannot predict with any certainty the impact of this or any further disruption in these markets or our ability to access these markets in the future. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2008 Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which have been adversely impacted by market conditions. For example, based upon recent investment performance of pension assets in a pension plan covering the majority of our employees in Finland, we may have to increase funding and/or make a significant payment to the plan via a one-time payment and/or long-term funding arrangement. However, this could change significantly based on the investment performance of the pension plan and the future performance of the pension plan assets. Any further deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of March 31, 2009, we had actual total indebtedness of $2,586.0 million. The revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $225.1 million as of March 31, 2009. There were no outstanding borrowings under this revolving credit facility as of March 31, 2009. The revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €30.0 million ($39.8 million). As of March 31, 2009, there were no outstanding borrowings under this revolving credit facility.

As of March 31, 2009, we had cash and cash equivalents of $327.1 million from several sources, including cash from operations and the net cash proceeds received from the sale of the pool and spa chemicals business in October 2008, less cash used for certain selective acquisitions and debt repayments.

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €4.6 million ($6.1 million) and tranche A-2 term loans in an aggregate principal amount of €39.8 million ($52.7 million), each maturing on July 30, 2011 and bearing interest at Euribor plus 1.75%;

•                  tranche E term loans in an aggregate principal amount of $1,082.0 million, maturing on July 30, 2012 and bearing interest at Libor plus 1.75%;

•                  tranche G term loans in an aggregate principal amount of €261.1 million ($346.0 million) maturing on July 30, 2012 and bearing interest of Euribor plus 2.00%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i)  Libor plus 2.00% or (ii) ABR plus 0.75%. As of March 31, 2009, we had no borrowings outstanding under this facility and had outstanding letters of credit of $24.9 million that reduced our availability under the credit facility.

In each case, the interest rates are subject to step-downs determined by reference to a performance test. Libor is the London inter-bank offered rate. ABR is the alternate base rate, which is the greater of Credit Suisse’s prime rate and the federal funds effective rate plus 0.50%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.50% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

The borrowings of our indirect, wholly-owned subsidiaries, RSGI and Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended March 31, 2009, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.25 to 1; for such period, our ratio equaled 4.11 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended March 31, 2009, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.84 to 1.

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

As discussed above, the leverage ratio under the senior secured credit agreement must be less than 4.25 to 1, with no further reductions.  We may use available cash in excess of $100.0 million to pay down debt at any time in order to reduce this leverage ratio.  As of March 31, 2009, we had cash and cash equivalents of $327.1 million.  As discussed above, on May 5, 2009, RSGI commenced a tender offer in Europe to purchase up to €115.0 million ($153.3 million based on a rate of €1.00 = $1.333 on May 5, 2009) of its outstanding €348.3 million aggregate principal amount of the 2014 Notes pursuant to a modified Dutch Auction procedure.  Under this modified Dutch Auction procedure, RSGI will determine the purchase price and the aggregate principal amount, if any, of the 2014 Notes that it accepts for purchase.  RSGI will fund its purchases in the tender offer, if any, with available cash and cash equivalents.  We cannot predict the aggregate principal amount or the purchase price, or whether any holders will tender any 2014 Notes at all.  Such repurchase will decrease our available cash and cash equivalents.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

We were in compliance with the above covenants as of March 31, 2009 and December 31, 2008.

2014 Notes.   As of March 31, 2009, the 2014 Notes have an aggregate principal amount of €351.8 million ($466.1 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis.  In the first quarter of 2009, we repurchased €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of our 2014 Notes at a discount.  We may use available cash to repurchase additional 2014 Notes at any time to reduce our leverage ratio.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended March 31, 2009, the fixed charge coverage ratio equaled 3.84 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.   During June 2008, as amended in August 2008, the Titanium Dioxide Pigments venture entered into a facility agreement that provides for a term loan facility in an aggregate amount of €250.0 million ($331.3 million) and a revolving credit facility in an aggregate amount of €30.0 million ($39.8 million), both maturing on June 17, 2013. The Titanium Dioxide Pigments venture borrowed €250.0 million under the term loan facility.  In addition, the Titanium Dioxide Pigments venture has assumed debt of €24.1 million ($31.9 million) at March 31, 2009 from Kemira, primarily due to a defined benefit plan, at interest rates ranging from 3.75% to 5.00%.  As of March 31, 2009, there were no outstanding borrowings under the revolving credit facility.

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

The interest rate on the loans is Euribor (or Libor if the currency is in USD) plus 3.00%, subject to a step down determined by reference to a leverage ratio test. The term loan shall be repaid in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date; both loans may be repaid in advance without penalty.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended March 31, 2009, net debt to EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 4.00 to 1: for such period, our ratio equaled 3.58 to 1;

•                  An interest coverage ratio: EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 3.00 to 1: for such period, our ratio equaled 3.54 to 1; and

•                  Cash flow coverage ratio: cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00: for such period, our ratio equaled 1.53 to 1.

As discussed above, the leverage ratio under the facility agreement must be less than 4.00 to 1.  We may use available cash to pay down debt at any time in order to reduce this leverage ratio.

We were in compliance with the above covenants as of March 31, 2009 and December 31, 2008.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Three months ended
	March 31,
($ in millions)	2009	2008
Net cash provided by operating activities from continuing operations	$49.8	$36.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	4.4	79.7
Current portion of income tax provision	5.8	12.4
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	37.3	38.4
Restructuring and other severance costs	7.8	0.8
Systems/organization establishment expenses	2.1	1.2
Inventory write-up charges	—	0.4
Bad debt provision	—	(0.3)
Loss on sale of assets and other	0.1	0.1
Other	1.9	(0.2)
Total Adjusted EBITDA	$109.2	$169.2

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations.  In addition, liabilities for unrecognized tax benefits in the amount of $29.8 million as of December 31, 2008 related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, were excluded from the Contractual Obligations table as we were unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. A discussion of these contractual obligations is included in the Company’s 2008 Form 10-K.  As noted above, we repurchased $15.5 million of our senior subordinated notes due in 2014 and voluntarily prepaid $102.3 million of our senior secured term loans in the first quarter of 2009.  Except for the debt repayments made in the first quarter of 2009, there have not been significant changes to these contractual obligations as of March 31, 2009.

Capital Expenditures

Rockwood’s capital expenditures for the three months ended March 31, 2009 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.

For the three months ended March 31, 2009 and 2008, our capital expenditures, excluding capital leases, were $44.3 million and $55.6 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	other	Consolidated
Three months ended March 31, 2009	$16.3	$7.0	$10.5	$7.8	$2.4	$0.3	$44.3
Three months ended March 31, 2008	17.1	8.7	11.1	13.0	3.5	2.2	55.6

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2008, our capital expenditures for SHE matters totaled $28.1 million, excluding costs to maintain and repair pollution control equipment. For 2009, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws, including the EU’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation. See Note 15, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.

Foreign currency related transactions

As of March 31, 2009, $1,289.5 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2009, the Company had approximately $27.9 million of letters of credit and other bank guarantees, of which $26.3 million will expire in 2009 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $24.9 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2008 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2009.

Forward-Looking Statements

This document contains forward-looking statements. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 are not statements of historical fact and may involve a number of risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable. We have used the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “predict,” “could,” “may” and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these factors include, among other things:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2008 Form 10-K. There have been no significant changes to these market risks as of March 31, 2009.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2009.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2008 Form 10-K.

The European Commission (“EC”) is investigating possible infringement of certain antitrust regulations in the market for heat stabilizers from 1986 to 2000 by certain industry participants, which included a business sold by a subsidiary in our Specialty Chemicals segment in 2000.  On March 23, 2009, the EC confirmed that it commenced a proceeding against certain participants in the heat stabilizers market, including the business formerly owned by this subsidiary and the Company’s subsidiary.  Neither the Company nor any of its subsidiaries are active in this market for heat stabilizers; however, the business sold in 2000 was active in this market.  The Company will vigorously defend this matter.  While the Company believes its subsidiary has meritorious defenses against these claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this proceeding and resolution of this matter may have a material adverse effect on its results of operations or cash flows.

However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. We cannot predict the outcome of any legal proceeding or the potential for future legal proceedings. See Note 15, “Commitments and Contingencies,” and Item 3, Legal Proceedings in our 2008 Form 10-K for descriptions of other legal matters.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On April 23, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “Annual Meeting”), at which the Company’s stockholders approved the 2009 Rockwood Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Board of Directors of the Company previously approved the Stock Incentive Plan on March 11, 2009, subject to the approval of the Company’s stockholders. The Stock Incentive Plan will replace the existing stock incentive plan, the 2008 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries.

At the Annual Meeting held on April 23, 2009, the Company’s stockholders also approved the 2009 Rockwood Holdings, Inc. Short-Term Incentive Plan (the “Short-Term Incentive Plan”). The Short-Term Incentive Plan is intended to replace the existing short-term incentive plan, the Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries. The Short-Term Incentive Plan is intended to provide performance-based incentive compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Board of Directors of the Company previously approved the Short-Term Incentive Plan on March 11, 2009, subject to the approval of the Company’s stockholders.

The material features of each of the plans are described in the Company’s definitive Proxy Statement for the Annual Meeting, which descriptions are filed herewith and incorporated herein by reference. The above descriptions of each of the Stock Incentive Plan and the Short-Term Incentive Plan are qualified in their entirety by reference to the copies of such documents filed herewith as Exhibits 10.1 and 10.2 and incorporated herein by reference.

Item 6.  Exhibits

See the Exhibit Index immediately following the signature page to this report. Such Exhibit Index is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
Date: May 11, 2009

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 11, 2009

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	2009 Rockwood Holdings, Inc. Stock Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement of the Company on Schedule 14A filed on March 24, 2009).

10.2	2009 Rockwood Holdings, Inc. Short-Term Incentive Plan (incorporated by reference to Appendix B of the definitive Proxy Statement of the Company on Schedule 14A filed on March 24, 2009).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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

99.1

The sections entitled “Proposal Three: Approval of the Rockwood Holdings, Inc. Stock Incentive Plan” and “Proposal Four: Approval of the Rockwood Holdings, Inc. Short-Term Incentive Plan,” of the definitive Proxy Statement of the Company (incorporated by reference to the definitive Proxy Statement of the Company on Schedule 14A filed on March 24, 2009).

*        Filed herewith.