Form 10-K
period 2009-12-31
Rockwood Holdings, Inc.
filed 2010-02-26
CIK 1315695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 was $755,300,263.

As of February 22, 2010, there were 74,263,996 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 6, 2010, is incorporated by reference in Part III to the extent described therein.

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

Unless otherwise noted, all balance sheet related items as of December 31, 2009 which are denominated in euros are converted at the December 31, 2009 exchange rate of €1.00 = $1.4321.

General

Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood was incorporated in Delaware in September 2000 in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  Effective November 2007, affiliates of KKR control less than a majority of the voting power of the Company’s outstanding common stock.  Rockwood is focused on surface treatment and lithium chemicals; advanced ceramics, titanium dioxide pigments, specialty compounds, iron-oxide pigments, timber-treatment chemicals and clay-based additives.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including metal treatment and general industry, chemicals and plastics, construction, life sciences (including pharmaceutical and medical markets), automotive, specialty coatings and electronics and telecommunications.  No single end-use market accounted for more than 17% of our 2009 net sales.

We have a number of growth businesses, such as our Fine Chemicals and Advanced Ceramics businesses, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues. Our high margins, diverse customer and end-use market base, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in 87 facilities in 24 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2009 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information,” in the accompanying consolidated financial statements.

We operate our business through the following five business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics and (5) Specialty Compounds. The following table sets forth net sales of each segment, and the percentage of our net sales for the year ended December 31, 2009, as well as our principal products and our principal end-use markets. For financial information about each segment, see Note 3, “Segment Information.”

	2009 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets
Specialty Chemicals	$996.6	34%	• Lithium compounds and chemicals • Metal surface treatment chemicals including corrosion protection/ prevention oils • Synthetic metal sulfides • Maintenance chemicals

•                    Automotive pre-coating metal treatment and car body pre-treatment

•                    Steel and metal working

•                    Life sciences (pharmaceutical synthesis and polymers)

•                    Polymerization initiators for elastomers

•                    Steel and metal working

•                    Batteries

•                    Disc brakes

•                    Aircraft industry

Performance Additives	$671.5	23%	• Iron-oxide pigments • Wood protection products • Inorganic chemicals • Synthetic and organic thickeners • Flocculants	• Residential and commercial construction, coatings and plastics • Coatings • Personal care, paper manufacturing, foundries • Water treatment
Titanium Dioxide Pigments	$666.3	22%	• Titanium dioxide pigments • Barium compounds • Zinc compounds	• Synthetic fibers for clothing • Plastics • Paper • Paints and coatings • Pharmaceutical contrast media
Advanced Ceramics	$412.2	14%	• Ceramic ball head and liner components used in hip joint prostheses systems • Ceramic tapes • Cutting tools • Wear and corrosion • Armor components	• Medical (hip replacement surgery) • Industrial • Electronics • Automotive • Defense (vehicle protection)

Specialty Compounds	$210.7	7%	• High specification compounds such as polyvinyl chloride (PVC) and thermoplastic elastomer (TPE)	• Voice and data transmission • Cables • Food and beverage • Packaging • Medical applications • Footwear • Automotive
Corporate and other (a)	$5.6	—%	• Wafer recycling and repair	• Semiconductors manufacturing
	$2,962.9	100%

(a)                Represents our European wafer reclaim business that was not included as part of the sale of our Electronics business in December 2007. Our wafer reclaim business provides semiconductor wafer reclaim services, wafer thinning/grinding services and wafer supply services. This business works on silicon and sapphire substrates with semiconductor and solar cells manufacturers.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. Of our 2009 net sales, 52% were shipments to Europe, 27% to North America (predominantly the United States) and 21% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 8% of such net sales. Our largest end-use market represented approximately 17% of such net sales.

The following chart provides a breakdown of our 2009 net sales by end-use markets:

Environmental
2%
Other
8%
Metal Treatment &
General Industry
17%
Consumer Products
2%
Paper
2%
Electronics &
Telecommunications
8%
Chemicals &
Plastics
14%
Specialty Coatings
11%
Construction
13%
Automotive
11%
Life Sciences
12%

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

Specialty Chemicals (34% of 2009 net sales)

Our Specialty Chemicals segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $996.6 million, $1,232.6 million and $1,082.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

Surface Treatment

We believe that our Surface Treatment business line is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metal-working industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to over 50,000 customers and operates in different locations for either production or research and development in over 20 countries. Surface Treatment operates in the following core end-markets: Automotive Technologies and Components, Cold Forming and Coil Coating, General Industry and Aerospace Technologies.

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

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.  New sites in Turkey, Brazil and Australia should help gain further market share in these regions. In 2009, we also undertook a number of research and development projects with industrial partners and scientific institutes that help us fulfill our needs for more cost efficient and environmentally compatible technologies.  As a result, new products and improved technologies were launched in 2009 and more are expected in the future.

The core end-markets that Surface Treatment operates in are as follows:

Automotive Technologies and Components. We provide surface treatment products and solutions for automotive OEMs, including an entire range of products and services for use in the “paint shop” step of car-body manufacture and automotive component manufacturers. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car-body treatment (zinc-phosphating), paint coagulation and cleaning and pre-treatment of automotive components such as aluminum wheels. Our services typically include intensive process control and chemical management in the customer’s production processes.  We believe that products for the treatment of steel and aluminum wheels, including a new generation of products based on self-assembling molecules, represent an attractive growth area in this market.

Cold Forming and Coil Coating. We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal. We provide products and services used in forming, cleaning and pre-treating metal sheets used in the production of steel and aluminum coil.

General Industry. General industry includes the largest number of customers among the Surface Treatment businesses.  We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants.  We have also expanded our product range in North America and China, with products in the field of metalworking fluids.  Over the last two years, we have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years, and began offering silane or oxsilan-based systems. The markets for General Industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets.  In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

Aerospace Technologies. We provide products and services for Aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants.  Cleaning products are used for the interior and exterior cleaning of airplanes and range from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines, and aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute significantly to growth in the next few years. In the last few years, we introduced further variances of low-density sealants in the market place. A new production line for sealants was completed in 2009 to fulfill increasing demand.

Competition

We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2009. We believe that Henkel KGaA is the global market leader, followed by us. The remaining top competitors include Nihon Parkerizing Co., Ltd., PPG Industries, Inc. and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the industry served and its specific customer needs. Surface Treatment’s largest customers include Daimler AG, ArcelorMittal, Volkswagen AG and European Aeronautic Defence and Space Company (EADS) N.V. The composition of the customer base varies widely among product groups and industries served. The Automotive Technologies and Components business division serves approximately 20 customers, primarily global OEMs, and approximately 500 small to large customers in the components markets. The Cold Forming and Coil Coating business division serves approximately 800 mid-size to large customers and the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide. The Aerospace Technologies business division serves approximately 4,000 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, special metals and metal sulfides product lines. We believe that our Fine Chemicals business line is the leading global producer of lithium salts, specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following four business divisions reflecting its core end-markets: (1) Specialities; (2) Lithium Salts; (3) Butyllithium/Lithium Metal and (4) Battery Products.

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

In August 2009, the U.S. Department of Energy awarded $28.4 million in Recovery and Reinvestment Act funds, subject to certain conditions, to our Fine Chemicals business within our Specialty Chemicals segment. We expect to use the funds to expand and upgrade the production of lithium compounds used in lithium ion batteries for hybrid and electric vehicles at our Silver Peak, Nevada and Kings Mountain, North Carolina facilities. In addition to the funds from this grant, we are required to invest an additional $28.4 million in the project over the next few years. In addition, in September 2009, the German Federal Ministry for the Environment, Nature Conservation and Nuclear Safety awarded €5.7 million to our Fine Chemicals business to set up a pilot plant for the recycling of lithium ion batteries, subject to customary terms and conditions. Including the funds from this grant, we expect to invest an additional €8.8 million in the project over the next three years.

Fine Chemicals also develops and manufactures advanced metal-based specialty chemicals along two business divisions based on its principal product groups: (1) Metal Sulfides, which develops and manufactures natural and synthetic metal sulfides used in brake pads, clutch facings and cutting and grinding wheels and (2) Special Metals, which develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various pyrotechnical applications, including airbag igniters. In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides and new cesium products in the chemicals industry, the pharmaceuticals industry, the defense industry and for use in catalytic applications. We also continuously monitor our customers’ industries for potential new applications for our products. In addition, we expect to expand our business by penetrating growth areas such as India and China.

Although results were lower in 2009 due to the economic slowdown, we expect that demand for synthetic metal sulfides to increase, particularly in Europe, as a result of the continuing substitution for asbestos-based friction linings, the transition from natural sulfides to synthetic sulfides spurred in part by environmental concerns and the transition from drum to disk brakes in Asia and the Americas.

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

Lithium Salts. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications. Our products include (1) lithium carbonate, for which the leading application is the production of thin, light weight lithium-ion batteries.  It is also used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications and has become more important for the development of high-performance lithium-ion batteries; (3) lithium nitrate, which is principally used in the rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

Butyllithium/Lithium Metal. Our main product, butyllithium, is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers and as a reagent for the synthesis of active pharmaceutical ingredients and Agrochemicals. Lithium metal is used in organic synthesis processes, primarily in the area of steroid chemistry and vitamins.  Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing facilities in the United States, Germany and Taiwan.

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

Special Metals. We develop and manufacture a unique range of products based on special metal compounds derived from cesium, zirconium, titanium, barium and rubidium. These products are used in highly specialized, technology-driven end-applications such as X-ray diagnostic systems and airbags, and serve various end-markets, such as chemical, pharmaceutical, metallurgical, automotive, electronics and pyrotechnical industries.

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

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, Fine Chemicals holds a leading market position in its niche markets. We have a leading position in friction materials and are the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides.  Key competitors include: Dow Corning Corporation, Catalise Industria e Comercio de Metals Ltda and American Minerals, Inc. in the Metal Sulfides division and Cabot Corporation and Sigma Aldrich Corporation in the Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

Customers

Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals’ customers of lithium products include Bayer CropScience (a division of Bayer AG), Kraton Performance Polymers Inc., Energizer Holdings, Inc. and Royal DSM N.V.

Performance Additives (23% of 2009 net sales)

Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $671.5 million, $835.6 million and $798.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Performance Additives segment.

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

Paints, Coatings and Colorants. We also develop and manufacture color pigments for the paints, coatings, plastics, paper and rubber end-use markets including the brands Ferroxide, Trans-oxide, Solaplex and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services’ products are considered industry standards in the markets in which we compete, such as our Mapico yellow and Copperas red pigments for architectural and industrial applications and our heat stable tans, which can tolerate applications requiring high temperature processing, such as plastic compounding and roofing granules.

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

Competition

We believe that there are a significant number of producers of iron-oxide pigments across the globe at both the pigment synthesis and finishing levels with whom we compete. We believe these producers include Lanxess AG, Cathay Pigments Group, Interstar Materials Inc. and Shanghai Yipin Pigments Co., Ltd. as well as other producers in Japan and China. Competition in this segment is based on customer service, product attributes, such as product form and quality and price. Product quality is critical in the higher end of the business on which Color Pigments and Services focuses, as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

Customers

Color Pigments and Services’ key customers include Akzo Nobel, Oldcastle (CRH plc), The Sherwin-Williams Company, Evonik Degussa GmbH, and WR Grace & Co., each of which has been our customer for at least ten years. Color Pigments and Services’ customer base is highly fragmented.

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America and Europe and we market these products through our joint venture formed in 2007. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy, mold inhibition and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002, Ecolife, our new non-metallic wood preservative technology and chromated copper arsenate, or CCA.  In 2008, we introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Commercialization began in 2008, but did not have a significant impact in 2008 or 2009.  We expect Ecolife to take advantage of market desire for non-metallic wood protection products and the growth potential in the development and commercialization of the next generation of wood protection products.  However, we do not expect Ecolife to have a significant impact in 2010. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications for our products include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process by supplying timber treatment chemicals as well as treatment equipment along with technical support.  We believe that Timber Treatment Chemicals is a leading provider in North America, Europe and Japan of new generation alternative timber treatment chemicals, such as ACQ and Ecolife, which provide enhanced environmental benefits as they do not contain chrome or arsenic.  Many of our Timber Treatment products are registered pesticides and subject to extensive regulation.

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

Competition

We believe that Timber Treatment Chemicals is one of the leading manufacturers of wood protection products in North America, along with Arch Chemicals, Inc. and Osmose, Inc. BASF Group, Kurt Obermeier GmbH & Co. KG and Rutgers AG are other competitors, particularly in Europe. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few competitors overall. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Coos Head Forest Products, Inc., C.M. Tucker Lumber Companies, LLC., Envirofor Preservers Ltd., Georgia-Pacific Corporation, Jeld-Wen, Inc., Koshii Preserving Co. Ltd., Land and Sea Forest Products of Pennsylvania Corporation, Spartanburg Forest Products, Inc., Sunbelt Forest Products Corporation, and Sundre Forest Products, Ltd. Customers of our inorganic chemicals product line include Evonik Degussa GmbH, Rohm and Haas Company (a subsidiary of The Dow Chemical Company), Nalco Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

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

Principal Products

Coatings and Inks. We offer a comprehensive line of additives which modify the viscosity, flow and suspension properties of coatings and inks, including Claytone for the manufacture of industrial and special purpose coatings, such as bridge, marine and maintenance paints, architectural coatings and associative thickeners; Optigel clays for water-based coatings and Laponite for the manufacture of automotive coatings. Our Garamite additives are used in the manufacture of high solids and low volatile organic content epoxy coatings for industrial applications.

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

Composites. We developed and introduced the Cloisite range of clays for the manufacture of nanocomposite plastics and composites. While the majority of our customers purchase Cloisite for developmental products and applications, a key commercial development in 2007 was the introduction of a new, high-strength, lightweight plastic by Yamaha for personal watercraft hulls and deck lids utilizing Cloisite nanoclay. Our Nanofil business extends our range of product offerings for nanocomposites, and brings valuable know-how and intellectual property for flame retardant applications. Our Garamite range of clays is used in the manufacture of fiberglass composites.

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

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and its sales and technical support. Our direct competitors in these markets include Elementis plc, Laviosa Chimica Mineraria S.p.A., R.T. Vanderbilt Company, Inc., Cytec Industries, Inc. and Amcol, Feralco AB.  We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

Customers

We supply major coatings manufacturers such as International Paint Limited (Akzo Nobel N.V.), BASF Group, E.I. duPont de Nemours and Company, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Mitsubishi Hi Tec Paper Bielefeld GmbH, Sappi Limited, Brenntag AG, LEIPA Georg Leinfelder GmbH and Stora Enso Oyj; ink-makers such as Sun Chemical Corporation and oil drilling and services companies such as M-I SWACO L.L.C.

Titanium Dioxide Pigments (22% of 2009 net sales)

Our Titanium Dioxide Pigments segment operates under the Sachtleben brand name and is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. Titanium Dioxide Pigments comprises two business lines: (1) Titanium Dioxide; and (2) Functional Additives. Our Titanium Dioxide Pigments segment generated net sales of $666.3 million, $534.8 million and $442.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment.

In September 2008, we completed the formation of a venture with Kemira Oyj (“Kemira”) that focuses on producing and marketing specialty titanium dioxide pigments. This venture combines our existing titanium dioxide pigments and functional additives business and Kemira’s titanium dioxide business.

Titanium Dioxide

Our Titanium Dioxide business line through the venture completed in September 2008 is a leading producer of specialty grade titanium dioxide (“TiO2”), serving a wide variety of customers in the synthetic fibers, plastics, paints, packaging inks, coatings, cosmetics, pharmaceuticals and paper industries. TiO2 is a fine white powder that derives its value from its unparalleled whitening strength and opacifying ability, which is commonly referred to as hiding power. Our Titanium Dioxide business line’s principal products include TiO2 in anatase grade, TiO2 in rutile grade and titanium specialties. This business line also provides recycling services for sulfuric waste acid.

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

Competition

Titanium Dioxide Pigments’ key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2; (2) DuPont Titanium Technologies, Cristal Global, Tronox Incorporated, and Huntsman LLC for rutile-based TiO2; and (3) Tayca Corporation, Ishihara Corporation and Evonik Degussa for TiO2 specialties. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile grade and customer service.

Customers

Titanium Dioxide Pigments’ customers include leading manufacturers of paints, such as Akzo Nobel Coatings, Inc., PPG Industries, Inc., BASF Group and E.I. duPont de Nemours and Company; printing inks such as Sun Chemical Corporation, Flint Group and Siegwerk Druckfarben AG; fibers, such as Nan Ya Plastics Corporation and Invista Inc.; plastics, such as Ampacet Corporation and Ineos Group Limited; and paper, such as Munksjo Inc. and Papierfabrik August Koehler AG.

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

Customers

Functional Additives’ customers include E.I. duPont de Nemours and Company, Ampacet Corporation, BASF Group, Akzo Nobel

Coatings, Inc. and A. Schulman, Inc.

Advanced Ceramics (14% of 2009 net sales)

Our Advanced Ceramics segment operates under the CeramTec brand name and is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $412.2 million, $505.9 million and $452.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip implants in Europe is significantly higher than in North America because the first Food and Drug Administration (“FDA”) approval for ceramic-on-ceramic hip joint prostheses systems was granted in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to grow significantly in future years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopedics implant manufacturers and are also expanding our focus to possible new applications in knee joint replacements.

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

Mechanical Applications and Systems. We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical applications include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, pre-forms, friction discs, ceramic discs and cartridges for faucets. We primarily supply the general industrial, machinery, metalworking, automotive and textile industries with a large number of products customized to the customer requirements. Mechanical systems include products used in the sanitary fittings and automotive supplier industries in areas where fluids are pumped, compressed or stirred, such as bushings, face seal rings, pump components and valve shims and discs.

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

Competition

Advanced Ceramics’ key competitors are Kyocera Corporation, CoorsTek, Inc., Compagnie de Saint-Gobain, The Morgan Crucible Company plc, Ceradyne Inc. and NGK Insulators, Ltd. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high performance ceramics market is primarily based on product quality, product specifications and customer service.

Customers

Advanced Ceramics’ key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, Siemens AG, DePuy Orthopaedics, Inc. Vishay Intertechnology, Inc., Ideal Standard International BVBA and Zimmer, Inc.

Specialty Compounds (7% of 2009 net sales)

Our Specialty Compounds segment develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties which are tailored to the specific needs of each customer. These products are grouped into several key end-product areas: wire and cable, consumer performance products, medical applications and regulated packaging. Our Specialty Compounds segment had net sales of $210.7 million, $261.5 million and $276.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Specialty Compounds segment.

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

Competition

Specialty Compounds’ key competitors are Colorite Plastics Company, ACTEGA DS, European Vinyl Corporation, Georgia Gulf Corporation, Norsk Hydro ASA, PolyOne Corporation, Teknor Apex Company and W.R. Grace & Co., most of which serve only a subset of Specialty Compounds’ markets. We believe that only Teknor Apex is active in all of Specialty Compounds’ markets. Competition in Specialty Compounds occurs primarily on the basis of quality, product innovation and the ability to meet demanding customer and regulatory specifications.

Customers

Specialty Compounds sells products to a wide range of customers, including closure systems International, Inc., Belden Inc., Nexans, Inc., Coleman Cable, Inc., CommScope, Inc., Corning Incorporated and Judd Wire Inc. Each of these companies has been our customer for at least ten years.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of products sold in 2009. Raw materials constituted approximately 47% of our 2009 cost of products sold. The table below lists the ten most significant raw materials in 2009 (in terms of dollars) and the principal products for which the materials were used.

Raw Material	Segment	Products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium Dioxide
Ilmenite	Titanium Dioxide Pigments	Titanium Dioxide
Quaternary amines (“quat”)	Performance Additives	Organoclays, wood protection products
Plasticizers	Specialty Compounds	Compounds
Copper	Performance Additives	Wood protection products
Tin	Specialty Chemicals	Metal sulfides
Iron-oxide	Performance Additives	Iron-oxide pigments
Zinc/Zinc oxide	Specialty Chemicals, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron-oxide
Phosphoric Acid	Specialty Chemicals	Metal surface treatment
PVC resin	Specialty Compounds	Compounds

Titanium-bearing slag and ilmenite, our two largest raw materials, are the most important raw materials used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag primarily from two suppliers on a long-term basis and ilmenite from three suppliers on a long-term basis.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires at the end of 2010 and is subject to monthly adjustment for the price of tallow, the base component of quat. In our Timber Treatment Chemicals business, we predominantly source quat under a contract that expires in late 2010, with automatic annual renewals subject to termination by either party.

In our Specialty Compounds segment, many of the plasticizers that are used are generic and considered a commodity product, while other materials are specific and considered specialty products. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

In our Timber Treatment Chemicals business, we source copper, a commodity, from several sources. Prices for our copper purchases are tied to market conditions. However, we expect the commercialization of next generation wood protection products to partially reduce our exposure to copper prices.

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

In our Performance Additives segment, zinc oxide is used in the production of tan iron-oxide and zinc phosphate and is purchased from multiple suppliers. In our Specialty Chemicals segment, zinc and zinc oxide are purchased from a few suppliers in Europe and the United States, and we have not experienced any supply shortages. Prices for these purchases are tied to market conditions. In our Titanium Dioxide Pigments segment, zinc is used to produce zinc-based pigments and is purchased from a number of suppliers under long-term contracts. There are no long-term zinc purchase contracts in our Specialty Chemicals or Performance Additives segments.

Phosphoric acid is used in our Specialty Chemicals segment and is purchased from various global sources.  This raw material is used for metal surface treatment chemicals in our Surface Treatment business.  Currently, there are no long-term purchase contracts for this raw material.

PVC resin is a commodity product used in our Specialty Compounds segment and its pricing is directly related to the price of ethylene and chlorine as well as PVC industry operating rates and energy prices.  We purchase PVC resin from several suppliers under both short and long-term contracts.

In addition, lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium.

Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and/or medium- or long-term relationships with suppliers. We are not generally dependent on any one supplier for a major part of our raw material requirements, but certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from different facilities, multiple suppliers or utilizing alternative formulations.

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

Intellectual Property

Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 3,000 patents and patent applications in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and trade marks applicable to our business and products which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. For example, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture. We also develop intellectual property with third parties as discussed below in “Research and Development.”

Research and Development

We are committed to further investing in our businesses, through research and development. Our research and development costs were approximately 2% of our net sales in 2009, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $46.4 million, $51.7 million and $44.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development, which is the stage at which products move from development to manufacturing and new product development. Each business line, however, also has selected long-term strategic projects with the aim to develop new competencies and technologies. For example, our Fine Chemicals business is in the process of setting up a pilot plant for the recycling of lithium ion batteries.

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

Seasonality

There is a seasonal effect on a portion of our net sales due to the end-use of some of our products. Our Color Pigments and Services business line of our Performance Additives segment shows some seasonality related to the construction market which also depends upon weather conditions. As such, the first quarter has historically been the quarter where we experience the lowest net sales. During this quarter, we typically build inventory for our construction related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in certain end-use markets, our overall results of operations tend to show few seasonal effects.

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2009	2008	2007
Net sales:
Germany	$1,176.0	$1,371.0	$1,298.6
Rest of Europe	751.5	799.3	655.1
United States	733.5	890.2	852.5
Rest of World	301.9	319.6	259.0
	$2,962.9	$3,380.1	$3,065.2

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2009	2008	2007
Long-lived assets:
Germany	$782.2	$791.5	$798.7
Rest of Europe	427.7	456.9	261.5
United States	275.9	293.4	239.1
Rest of World	216.7	210.4	209.2
	$1,702.5	$1,752.2	$1,508.5

Sales and Marketing

We sell our products and services globally primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services and Clay-based Additives of our Performance Additives segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 1, 2010, our in-house sales forces consisted of approximately 1,600 personnel worldwide.

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

Our marketing strategy is generally aimed at working directly with customers to gauge the success of our products, evaluate the need for improvements in product and process technology, and identify opportunities to develop new product solutions for our customers and their end-use markets. We also use media activities, lectures and tradeshows as part of our sales and marketing effort.

FDA Regulation

Our Advanced Ceramics segment and to a lesser extent, our Specialty Chemicals segment, are subject to regulation by the FDA with respect to certain products we produce, including pharmaceutical intermediates and ceramic ball head and liner components used in hip joint prostheses systems. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

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

Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval, or PMA, which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA’s PMA requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic ball head and liner components. Also, any other medical devices which our Advanced Ceramics segment seeks to produce in the future, such as knee replacement products, would likely require FDA approval for sales in the United States.

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

Safety, Health and Environmental Matters

See Note 20, “Commitments and Contingencies,” for a discussion of our safety, health and environmental matters.

Employees

As of February 1, 2010, we had approximately 9,500 employees, with 68% located in Europe, 17% in the United States and the remaining 15% located in the rest of the world. Of our employees, approximately 3,000, or 31%, are subject to either collective bargaining agreements or other similar arrangements.

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

From time to time, Rockwood may use its Web site as a channel of distribution of material company information.  Financial and other material information regarding the Company is routinely posted on and accessible at
http://www.rockwoodspecialties.com/rock_english /news/compnews.asp.  In addition, you may automatically receive email alerts and other information about Rockwood by enrolling your email by visiting the “Rockwood Holdings, Inc. Alert Form” section at http://www.rockwoodspecialties.com /rock_english/ir/alertform.asp.  The foregoing information regarding our website and its content is for convenience only.  The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2009, we had $2,528.3 million of indebtedness outstanding and total equity of $1,140.8 million. This level of indebtedness could have important negative consequences to us and you, including:

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

Our cash interest expense for the year ended December 31, 2009 was $174.1 million. At December 31, 2009, we had $1,877.4 million of variable rate debt ($1,506.9 million of which is subject to a Libor or Euribor floor of 2.00%). After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $1,186.9 million. A 1% increase in the average interest rate would increase future interest expense by approximately $11.9 million per year. As of December 31, 2009, our debt service for 2010, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, was expected to be $263.6 million.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations” for years beyond 2010.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries may be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our indirect, wholly-owned subsidiary, Rockwood Specialties Group, Inc.’s (“Group” or “Group’s”) senior secured credit facilities and the indenture governing the senior subordinated notes due 2014 (the “2014 Notes”) contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial.  For example, the term loans under the senior secured credit facilities may be increased by up to $250.0 million in the aggregate, subject to certain exemptions and provided that Group procures lender commitments for such increase. As of December 31, 2009, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $223.6 million, after giving effect to $26.4 million of letters of credit issued on our behalf.  As of December 31, 2009, the Titanium Dioxide Pigments venture facility provided for a revolving credit facility of €30.0 million ($43.0 million), of which €10.0 million ($14.3 million) was outstanding, as well as an outstanding bank guarantee of €10.0 million ($14.3 million) related to a defined benefit pension obligation that further reduced availability under this facility. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Group’s senior secured credit agreement and indenture governing the 2014 Notes and the Titanium Dioxide Pigment’s venture facility agreement impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section for further details. In addition, Group’s senior secured credit facilities require us and the Titanium Dioxide Pigment’s venture facility requires the venture to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control such as an economic downturn. The restrictions and financial covenants contained in Group’s senior secured credit agreement and indenture governing the 2014 Notes and the Titanium Dioxide Pigment’s venture facility could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

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

In the event another economic downturn or recession or disruption in the capital markets occurs, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive, data and communications and construction industries. Prolonged downturns or bankruptcies in one or more of these industries could severely reduce demand for our products. For example, sales in our Performance Additives business have been adversely impacted by downward trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Further, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment business in our Specialty Chemicals segment. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record additional impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, another economic downturn or recession or market disruption in the capital and credit markets may adversely impact our future cash flows from operations and our liquidity. For example, we have pension plans located in Germany, Finland, the United Kingdom and the United States that were adversely impacted by market conditions in late 2008 and early 2009.  In the future, we may have to make a significant payment via a one-time payment and/or long-term funding arrangement to one or more of these plans. Our funding obligations could also change significantly based on the investment performance of the pension plan assets. Any deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity.  We cannot predict the impact of this or any market disruption on our pension funding obligations.

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

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in Euros. Approximately 56% of our 2009 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in Euros, which as of December 31, 2009 equaled an aggregate of €863.8 million ($1,237.0 million), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York increased from €1.00 = $0.939 on December 31, 2000 to €1.00 = $1.4321 on December 31, 2009. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results of operations between financial periods. As of December 31, 2009, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $8.6 million the U.S. dollar equivalent of our total euro-denominated debt of €863.8 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and/or transaction risks, and as a result, volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

Regulation of Our Raw Materials, Products and Facilities—Our business could be adversely affected by regulation to which our raw materials, products and facilities are subject.

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products.  In addition, some of our subsidiaries’ products contain raw materials, such as arsenic pentoxide, carbon disulfide, lithium carbonate, tetrahydrofuran, copper, chromic acid, silica, zinc chromate and lead that are deemed hazardous materials in certain situations. The use and handling of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation.  For example, in February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiaries, to amend their registrations for CCA to limit use of CCA-treated lumber in most residential settings, effective December 31, 2003. These regulations may affect our ability to market certain chemicals we produce.

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers, such as fires, explosions and accidents. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. Other hazards include piping and storage tank leaks and ruptures, mechanical failure, employee exposure to hazardous substances, chemical spills and other discharges or releases of toxic or hazardous substances or gases, inclement weather and natural disasters. These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. For example, our subsidiary is named as defendants in a wrongful death suit filed by the family of an employee who worked in our Clay-based Additives facility in Gonzales, Texas. While we are unable to predict the outcome of this case and other such cases, if determined adversely to us, we may not have adequate insurance to cover such claims and, if not, we may not have sufficient cash flow to pay for such claims. Such outcomes could adversely affect our customer goodwill, cash flow and results of operations.

Raw Materials—Fluctuations in costs of our raw materials or, our access to supplies of our raw materials could adversely affect our results of operations.

Although no single raw material represented more than 3% of our cost of products sold in 2009, raw material costs generally account for a high percentage of our total costs of products sold. In 2009, raw materials constituted approximately 47% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future. In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment, is our largest raw material (in terms of dollars) and is sourced primarily from two suppliers. If one of our suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. In addition, a significant portion of our lithium compounds are processed at a single location of a supplier. Any disruption at this facility could adversely affect our ability to meet market demand for these products, our relationships with our customers and our results of operations.  Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or of unfavorable weather conditions at the lithium ponds, as we experienced in early 2006, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2009 constituted approximately 8% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and increased in 2008 in Europe, due in part to global political conditions and weather conditions. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas in the past due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2009, our capital expenditures for safety, health and environmental matters (“SHE”) were $17.9 million. For 2010, we estimate capital expenditures for compliance with SHE laws to be at similar levels. We may be materially impacted in the future by the Registration, Evaluation and Authorization of Chemicals, or REACH, legislation which became effective in the European Union (“EU”) on June 1, 2007. We estimate our cost of compliance with REACH to be approximately $5.0 million in 2010 and approximately $3.0 million per year from 2011 through 2018, although we may incur additional costs.

Compliance with environmental laws generally increases the costs of manufacturing, the cost of registration/approval requirements, the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Furthermore, environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws or their interpretation, or the enactment of new environmental laws, could result in materially increased capital expenditures and compliance costs.  For example, proposed regulation related to greenhouse gases and carbon dioxide emissions, such as the cap and trade requirements, and potential revisions to the Toxic Control Substances Act, could materially and adversely impact our results of operations.

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2009, we had approximately $55.1 million in reserves for estimated environmental liabilities and estimated the potential range of exposure for such liabilities to be between $55.1 million and $91.2 million.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we have obligations to indemnify the buyers of the former explosives business and automotive ignition systems business of Dynamit Nobel for certain environmental matters. Under such sale agreements, these indemnities are not limited as to amount. In addition, we agreed to indemnify the buyer of our former Electronics business for five and seven years, for on-site and off-site environmental liabilities, respectively, related to such business. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Class action suits have been filed in Louisiana, Florida and Arkansas, for example, naming one of our subsidiaries and a number of competitors of our Timber Treatment Chemicals business line, as well as treaters and retailers, as defendants. In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits, including putative class actions, pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material.

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

•                  a subsidiary that formerly manufactured sealants for insulated glass has been named as a defendant in several lawsuits related to alleged negligent manufacturing of these products in Europe.

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

We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood protection products. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human toxicity, caused by our CCA-based wood protection products, subject to certain conditions. Our Timber Treatment Chemicals business, and several of our customers were named as defendants in several suits, including putative class actions, relating to CCA-based wood protection products. Our Timber Treatment Chemicals business has received and may in the future receive claims for indemnity from customers in connection with litigation relating to CCA-based wood protection products and may be required to pay indemnity claims under such agreements to one or more of its customers. If our Timber Treatment Chemicals business is required to pay one or more indemnity claims, insurance or indemnity arrangements from Evonik Degussa GmbH (the successor to Laporte, from which the specialty chemicals business lines that formed Rockwood in the KKR Acquisition were acquired) may not cover such claims and, if not, our subsidiary may not have sufficient free cash flow to pay such claims. We are unable to estimate our exposure, if any, to these claims and lawsuits at this time.

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

The manufacture and supply of ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may be subject to the FDA’s Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices. Certain lithium compounds manufactured by our Fine Chemicals business line of our Specialty Chemicals segment are also subject to FDA regulation.

In addition, medical device customers of our Advanced Ceramics segment to whom we supply our ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval, if at all. Once approved, our customers’ total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. For example, a customer in our Advanced Ceramics segment initiated a voluntary recall in January 2008 of its hip implant system. Any such regulatory action could significantly limit our net sales generated by our Advanced Ceramics segment and may have a material adverse effect on our financial condition and results of operations.

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

Within the end-use markets in which we compete, competition between products is intense. Substitute products also exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials and products, our failure to secure patents or the expiration of patents, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop, produce or market our products to effectively compete against our competitors, our results of operations may materially suffer.

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

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop, market and in certain cases, secure regulatory approval for innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and/or technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers or may fail to receive regulatory approval. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our business, financial condition and results of operations could be adversely affected.

Dependence on Intellectual Property—If our intellectual property were copied by competitors, or if they were to develop similar intellectual property independently, our results of operations could be negatively affected.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or use pursuant to licenses granted to us by third parties. The confidentiality and patent assignment agreements we enter into with most of our key employees and third parties to protect the confidentiality, ownership and use of intellectual property may be breached, may not be enforceable, or may provide for joint ownership or ownership by a third party. In addition, we may not have adequate remedies for a breach by the other party, which could adversely affect our intellectual property rights. The use of our intellectual property rights or intellectual property similar to ours by others or our failure to protect such rights could reduce or eliminate any competitive advantage we have developed, adversely affecting our net sales. If we must sue to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of company resources and management attention, and we may not prevail in such action.  We are periodically involved in actions related to misappropriation of our intellectual property by former employees.  In addition, when our patents expire, competitors or new market entrants may manufacture products substantially similar to our products previously protected by a patent. For example, our patent in ACQ technology expired in May 2007 and as a result, there may be new entrants into this market.

We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture with Rohm and Haas Company (a subsidiary of The Dow Chemical Company). We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

The steps we take to protect our intellectual property may not provide us with any competitive advantage and may be challenged by third parties. We have been subject to oppositions of our patents and trademarks by third parties before regulatory bodies in certain jurisdictions. Our failure to defend these patents or registered trademarks may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position. A failure to protect our intellectual property rights could have a material adverse effect on demand for our products and our net sales.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, India, Malaysia, Poland, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2009 of $2,962.9 million, approximately 73% were generated by shipments to countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

Furthermore, our subsidiaries are subject to rules and regulations of the United States, such as anti-bribery prohibitions and export controls and economic embargos, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse affect on our reputation and the value of our common stock.

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 31% of our full-time employees as of February 1, 2010), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

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

We have incurred net losses in the past and we may incur net losses in the future. We may not generate cash flow sufficient to meet debt service obligations and other capital requirements, such as working capital and maintenance capital expenditures. As of December 31, 2009, we had deferred tax assets of $166.0 million related to worldwide net operating loss carryforwards. Additionally, at December 31, 2009, we had a total valuation allowance of $132.9 million. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures, excluding capital leases, for the year ended December 31, 2009 were $154.1 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. Capital expenditures for 2010 are expected to be above 2009 levels. However, future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 29.8% of our common stock on an undiluted basis. Although affiliates of KKR no longer hold a majority of our outstanding common stock, they continue to have a significant impact on the vote in any election of directors. In addition, representatives of KKR occupy two of the seven seats on our board of directors. As a result, even though representatives of KKR do not occupy a majority of the seats on our board of directors, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and whether any transaction that requires the approval of the stockholders is approved. For example, affiliates of KKR could seek to cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have global operations, serving customers worldwide. To service our customers efficiently, we maintain 87 manufacturing facilities in 24 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these facilities:

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	General Industry, Aerospace, and other pre-treatment technologies
	Brazil	Jundiai/Săo Paulo	Owned	Automotive and other pre-treatment technologies
	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies

		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
		Nanjing (JV)	Leased	Automotive, cold forming and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	Chennai (JV)	Leased	Automotive and other pre-treatment technologies
		Pune (JV)	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Owned	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	Singapore	Singapore	Leased	Advanced technologies and non-automotive pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Sweden	Bålsta	Owned	Automotive and other pre-treatment technologies
	Turkey	Cayirova-Kocaeli	Owned	Automotive and other pre-treatment technologies
	United States	Jackson, MI	Owned	General industry
		La Mirada, CA	Leased	Pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulfides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
		Salar de Atacama	Owned	Lithium brine and Potash
	Germany	Langelsheim (1)	Owned	Butyllithium, lithium-chloride, specialty products, lithium metal, lithium-hydrides, cesium, and special metals
	Taiwan	Taichung	Owned	Butyllithium
	United States	Kings Mountain, NC	Owned	Metal and battery
		New Johnsonville, TN	Owned	Butyllithium and specialty products
		Pasadena, TX	Owned	Butyllithium
		Phoenix, AZ	Leased	Zirconium products
		Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide

Performance Additives
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties
		Xinzhuang, Changshu	Leased	Construction
	France	Comines	Owned	Coatings
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Construction
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		Harleyville, SC	Owned	Construction
		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		Ocala, FL	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment
		Valdosta, GA	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Duisburg (2)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Moosburg	Leased	Paints and inks
		Schwarzheide	Leased	Flocculants
	United Kingdom	Widnes, Cheshire	Owned	Paper-making, consumer and household care and coatings and paper
	United States	Gonzales, TX	Owned	Paints, inks and oilfields and paper-making
		Louisville, KY	Owned	Paints and inks
Titanium Dioxide Pigments
Titanium Dioxide	Finland	Pori	Owned	Plastics, paints, packaging inks, coatings and paper
	Germany	Duisburg (2) (3)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	Germany	Duisburg (2) (3)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Advanced Ceramics
	Brazil	Nova Odessa	Leased	Automotive
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics

	Germany	Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Lohmar	Owned, partly leased	Ballistic protection, wear/corrosion protection
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
		Plochingen	Owned	Medical, automotive and general industry
		Wilhermsdorf	Leased	Automotive
		Wittlich	Leased	General industry
	Malaysia	Seremban	Owned	Medical and general industry
	Mexico	Puebla	Owned	Automotive
	Poland	Gorzyce	Leased	Automotive
	South Korea	Suwon	Leased	Electronics
	United Kingdom	Colyton	Owned	Electronics
	United States	Birmingham, AL	Owned	Wear/corrosion protection
		Laurens, SC	Owned	Automotive, electronics and general industry
Specialty Compounds
	Canada	Stoney Creek, Ontario	Owned	Footwear, automotive and consumer products
	Italy	Azeglio	Owned	Rubber compounds
	United Kingdom	Melton Mowbray	Owned	TPE/Consumer products, packaging, medical, automotive and wire and cable sheathing products
	United States	Leominster, MA	Owned	Wire and cable sheathing, consumer goods, footwear, automotive and industrial products
		Pineville, NC	Owned	Wire and cable sheathing, packaging, medical, consumer goods, footwear, automotive and industrial products
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim

(1)                This facility is shared by both business divisions of the Specialty Chemicals segment.

(2)                This facility is shared by both the Performance Additives segment and the Titanium Dioxide Pigments segment.

(3)                This facility is shared by the two business divisions of the Titanium Dioxide Pigments segment.

Item 3. Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.” However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.  We cannot predict the outcome of any litigation or the potential for future litigation.  See also Note 20, “Commitments and Contingencies.”

Hospira Matter

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of our wholly-owned subsidiaries in our Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of our subsidiary providing PVC compound to its customer. Hospira sought damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further sought treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied our subsidiary’s motion to dismiss the other claims. Following discovery, our subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted our motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision and, in early 2009, the appellate court affirmed on all counts with the exception of the negligence claim, which it reversed and remanded to the trial court. The plaintiff and our subsidiary each filed a petition with the North Carolina Supreme Court for review of the appellate court’s ruling. In August 2009, the North Carolina Supreme Court denied both parties petitions for review of the appellate court’s ruling. In November 2009, the parties entered into a settlement agreement. This settlement did not have a material impact on our results of operations.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance LLC (“Viance”), the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages related to their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product.  On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard at a recent hearing. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which we subsequently appealed. We will continue to vigorously defend this matter. While we believe the defendants have meritorious defenses against OI’s claims and do not believe that resolution of this matter will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Pori, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of our Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff.  The plaintiff is seeking up to €7.0 million in damages plus accrued interest and legal fees.  We believe Sachtleben has meritorious defenses against the plaintiff’s claims, and although Sachtleben does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, we cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the year ended December 31, 2009, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of February 22, 2010, there were approximately 95 holders of record of the Company’s common stock.

The following table summarizes the Company’s quarterly common stock information:

2009	High	Low
First	$12.85	$3.36
Second	17.46	7.60
Third	23.50	11.96
Fourth	24.58	16.25

2008	High	Low
First	$34.76	$26.82
Second	43.71	32.61
Third	39.97	24.04
Fourth	25.66	5.37

Rockwood’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Under Group’s senior secured credit facilities and indenture governing the 2014 Notes, Group is generally restricted from making dividends or other distributions to us. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. See further discussion in liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For the years ended December 31, 2009 and 2008, the Company did not pay any cash dividends.

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2009 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2009.

Stock Performance Graph

The following graph compares the performance through December 31, 2009 of a hypothetical $100 investment made on August 17, 2005 in (a) our common stock, (b) the S&P 500 Index ® and (c) the S&P Supercomposite Specialty Chemicals Index (S15SPCH).

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2009 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2009 and the Balance Sheet data as of December 31, 2009 and 2008, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2006 and 2005 and the Balance Sheet data as of December 31, 2007, 2006 and 2005 are derived from consolidated financial statements not included herein.  All periods presented have been reclassified to account for the sale of the Groupe Novasep segment, the Electronics business sold, excluding the European wafer reclaim business, in 2007 and the sale of the pool and spa chemicals business in 2008 as discontinued operations.

	Year Ended December 31,
($ in millions, except per share data; shares in thousands)	2009	2008	2007	2006	2005
Statement of operations data:
Net sales:
Specialty Chemicals	$996.6	$1,232.6	$1,082.9	$918.3	$842.0
Performance Additives	671.5	835.6	798.5	724.8	648.9
Titanium Dioxide Pigments	666.3	534.8	442.9	409.1	399.2
Advanced Ceramics	412.2	505.9	452.5	389.6	369.6
Specialty Compounds	210.7	261.5	276.6	251.0	237.5
Corporate and other	5.6	9.7	11.8	21.9	24.4
Total net sales	2,962.9	3,380.1	3,065.2	2,714.7	2,521.6
Cost of products sold	2,107.7	2,365.8	2,089.1	1,859.0	1,723.4
Gross profit	855.2	1,014.3	976.1	855.7	798.2
Selling, general and administrative expenses	614.1	661.3	597.6	540.4	481.6
Impairment charges (1)	—	809.5	—	2.2	0.4
Restructuring and other severance costs (2)	20.8	35.3	12.0	4.9	15.2
Management services agreement termination fee (3)	—	—	—	—	10.0
Loss (gain) on sale of assets and other (4)	0.5	(2.4)	(4.7)	(0.3)	(4.4)
Operating income (loss)	219.8	(489.4)	371.2	308.5	295.4
Other expenses, net:
Interest expense (5)	(180.2)	(231.1)	(219.3)	(199.9)	(221.5)
Interest income	2.1	6.0	11.5	2.4	9.9
(Loss) gain on early extinguishment of debt (6)	(26.6)	4.0	(18.6)	—	(26.2)
Refinancing expenses (7)	—	—	(0.9)	—	(1.0)
Foreign exchange gain (loss) (8)	16.0	(32.3)	7.8	8.6	112.2
Other, net (9)	0.6	0.7	—	1.8	2.6
Other expenses, net	(188.1)	(252.7)	(219.5)	(187.1)	(124.0)
Income (loss) from continuing operations before taxes	31.7	(742.1)	151.7	121.4	171.4
Income tax provision (benefit)	17.2	(23.9)	62.3	61.3	55.6
Income (loss) from continuing operations	14.5	(718.2)	89.4	60.1	115.8
Income (loss) from discontinued operations, net of tax (10)	2.8	3.3	25.3	48.1	(23.0)
Gain on sale of discontinued operations, net of tax (11)	—	42.9	210.4	—	—
Net income (loss)	17.3	(672.0)	325.1	108.2	92.8
Net loss (income) attributable to noncontrolling interest (12)	3.8	83.6	(8.0)	(5.2)	3.0
Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1	$103.0	$95.8

Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$18.3	$(634.6)	$81.5	$60.1	$115.8
Income (loss) from discontinued operations	2.8	46.2	235.6	42.9	(20.0)
Net income (loss)	$21.1	$(588.4)	$317.1	$103.0	$95.8

Income (loss) from continuing operations attributable to Rockwood Holdings, Inc. applicable to common shareholders - basic and diluted (13)	$18.3	$(634.6)	$81.5	$60.1	$111.5
Net income (loss) attributable to Rockwood Holdings, Inc. applicable to common shareholders - basic and diluted (13)	$21.1	$(588.4)	$317.1	$103.0	$91.5

Earnings (loss) per share attributable to Rockwood Holdings, Inc. (14):
Basic earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.25	$(8.58)	$1.10	$0.81	$1.89
Earnings (loss) from discontinued operations, net of tax	0.03	0.63	3.20	0.59	(0.34)
Basic earnings (loss) per share	$0.28	$(7.95)	$4.30	$1.40	$1.55
Weighted average number of shares outstanding	74,096	73,983	73,817	73,782	59,133
Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc:
Earnings (loss) from continuing operations	$0.24	$(8.58)	$1.07	$0.80	$1.86
Earnings (loss) from discontinued operations, net of tax	0.04	0.63	3.09	0.57	(0.34)
Diluted earnings (loss) per share	$0.28	$(7.95)	$4.16	$1.37	$1.52
Weighted average number of shares outstanding	74,851	73,983	76,279	75,044	60,002

	Year Ended December 31,
($ in millions)	2009	2008	2007	2006	2005
Cash flow data:
Net cash provided by operating activities	$369.6	$296.6	$368.5	$302.6	$257.6
Net cash (used in) provided by investing activities	(204.3)	(295.5)	377.6	(248.8)	(276.6)
Net cash (used in) provided by financing activities	(320.9)	104.7	(411.8)	(102.7)	8.9
Effect of exchange rate changes on cash	(12.6)	12.8	(10.3)	(13.8)	1.0
Net (decrease) increase in cash and cash equivalents	$(168.2)	$118.6	$324.0	$(62.7)	$(9.1)

	Year Ended December 31,
($ in millions)	2009	2008	2007	2006	2005
Other data:
Depreciation and amortization	$283.0	$258.9	$211.7	$174.4	$156.7
Capital expenditures, excluding capital leases	154.1	224.0	193.2	165.1	159.4
EBITDA (15)	492.8	(258.1)	571.2	493.3	539.7
Non-cash charges and (gains) included in EBITDA (16)	4.9	841.8	(3.7)	(6.4)	(98.8)
Other special charges included in EBITDA (17)	42.8	55.2	34.9	19.0	38.3

	As of December 31,
($ in millions)	2009	2008	2007	2006	2005
Balance sheet data:
Cash and cash equivalents	$300.5	$468.7	$350.1	$27.7	$100.5
Working capital (18)	766.7	987.5	818.3	857.1	779.1
Property, plant and equipment, net	1,702.5	1,752.2	1,508.5	1,296.3	1,156.8
Total assets	4,781.7	5,177.3	5,514.9	5,219.9	4,816.5
Total long-term debt, including current portion	2,528.3	2,811.2	2,581.4	2,838.7	2,761.2
Total equity	1,140.8	1,138.9	1,746.9	1,154.1	859.9

(1)     As part of our annual goodwill impairment review, we recorded a goodwill impairment charge of $809.5 million in the fourth quarter of 2008 (See Note 9, “Goodwill,” for further details).  We recorded impairment charges of $2.2 million related to the write-down of property, plant and equipment in 2006 within our Specialty Chemicals segment and $0.4 million related to the write-down of property, plant and equipment in 2005 within our Performance Additives segment.

(2)     Restructuring and other severance costs include certain expenses primarily related to severance and facility closure costs incurred in connection with consolidations and cessations of certain of our operations.  See Note 18, “Restructuring And Other Severance Costs,” for further details.

(3)     In connection with the initial public offering, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”).

(4)     We recorded net losses (gains) of $0.5 million, $(2.4) million, $(4.7) million, $(0.3) million and $(4.4) million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, related to asset sales. The gain recorded for the year ended December 31, 2008 primarily relates to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004, partially offset by the liquidation of a joint venture in the Titanium Dioxide Pigments segment. The gain recorded for the year ended December 31, 2007 primarily relates to the sale of the U.S. wafer reclaim business that was part of the former Electronics segment.

(5)     For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, interest expense included gains (losses) of $3.9 million, $(51.5) million, $(32.2) million, $7.2 million, and $22.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency swaps for the periods. In addition, for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, interest expense, net includes $7.9 million, $9.6 million, $9.2 million, $9.5 million, and $10.6 million, respectively, of amortization expense related to deferred financing costs.

(6)     For the year ended December 31, 2009, we recorded a loss on early extinguishment of debt, net of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.  For the year ended December 31, 2008, we redeemed €11.0 million of our 2014 Notes at a discount and recorded a gain of $4.0 million. For the year ended December 31, 2007, we paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007.  For the year ended December 31, 2005, we paid a redemption premium of $13.2 million to redeem long-term debt and wrote off $13.0 million of deferred financing costs associated with the debt repaid in connection with the IPO.

(7)     In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans. In December 2005, we expensed $1.0 million in connection with the third amendment under the senior secured credit facilities.

(8)     Foreign exchange gain (loss) primarily represents the translation impact on non-operating euro denominated transactions and intercompany financing arrangements.

(9)     The Company recorded $1.8 million of income in 2006 primarily related to the correction of an error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment. The effect of this adjustment to our consolidated financial statements for the year ended December 31, 2005 was not material. In 2005, we recorded $2.6 million of income primarily related to the reversal of a bad debt reserve of $2.9 million related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the acquisition of Dynamit Nobel for which the cash was collected from the buyer in 2005.

(10)   As noted above, we sold our Groupe Novasep subsidiary in January 2007, our Electronics business, excluding our European wafer reclaim business, in December 2007 and our pool and spa chemicals business in October 2008.  The results of these businesses have been accounted for as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 2, “Discontinued Operations,” for further details).

Income from discontinued operations, net of tax was $2.8 million for the year ended December 31, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax was $3.3 million for the year ended December 31, 2008 from operating the pool and spa chemicals business that was sold in October 2008.  Income from discontinued operations, net of tax was $25.3 million for the year ended December 31, 2007 and was primarily comprised of income from operating the pool and spa chemicals business and the Electronics business.

An impairment charge of $44.7 million was recorded in 2005 primarily related to the write-down of property, plant and equipment in conjunction with the downsizing of the Rohner facility within our former Groupe Novasep segment. In addition, in March 2006, we sold Rohner AG and recorded a pre-tax loss of $11.5 million.

(11)   Primarily related to a gain of $40.5 million (net of tax) in 2008 on the sale of the pool and spa chemicals business and gains in 2007 of $115.6 million (net of tax) on the sale of Groupe Novasep and $94.8 million (net of tax) on the sale of the Electronics business.

(12)   Noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments.  For 2009, 2008 and 2007, noncontrolling interest primarily relates to the Viance LLC joint venture and the Titanium Dioxide Pigments venture.  In 2008, noncontrolling interest was primarily related to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture. Noncontrolling interest in 2006 and 2005 relates to the Groupe Novasep subsidiary that was sold in January 2007.

(13)   Represents the net income (loss) attributable to Rockwood Holdings, Inc. applicable to common shareholders.  In 2005, net income was reduced by the amount of accumulated and unpaid redeemable convertible preferred stock dividends. See Note 16, “Earnings Per Share.”

(14)   Net earnings (loss) per share attributable to Rockwood Holdings, Inc. is calculated by dividing net income (loss) applicable to common shareholders by the weighted average shares outstanding.

(15)   EBITDA is defined as net income (loss) attributable to Rockwood Holdings, Inc. plus interest expense, net, income tax provision (benefit) and depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2009	2008	2007	2006	2005
Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1	$103.0	$95.8
Net (loss) income attributable to noncontrolling interest (a)	(3.8)	(83.6)	8.0	5.2	(3.0)
Net income (loss)	17.3	(672.0)	325.1	108.2	92.8
(Income) loss from discontinued operations, net of tax	(2.8)	(3.3)	(25.3)	(48.1)	23.0
Gain on sale of discontinued operations, net of tax	—	(42.9)	(210.4)	—	—
Income (loss) from continuing operations	14.5	(718.2)	89.4	60.1	115.8
Income tax provision (benefit)	17.2	(23.9)	62.3	61.3	55.6
Interest expense	180.2	231.1	219.3	199.9	221.5
Interest income	(2.1)	(6.0)	(11.5)	(2.4)	(9.9)
Depreciation and amortization	283.0	258.9	211.7	174.4	156.7
EBITDA	$492.8	$(258.1)	$571.2	$493.3	$539.7

(a)     Net (loss) income attributable to noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture).

(16)   EBITDA, as defined above, contains the following non-cash charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits and special Note Regarding Non-GAAP Financial measures”:

	Year Ended December 31,
($ in millions)	2009	2008	2007	2006	2005
Impairment charges	$—	$809.5	$—	$2.2	$0.4
Write-off of deferred debt issuance costs (a)	20.9	—	4.1		13.0
Foreign exchange (gain) loss	(16.0)	32.3	(7.8)	(8.6)	(112.2)
	$4.9	$841.8	$(3.7)	$(6.4)	$(98.8)

(a)     Represents pre-tax charges of $20.9 million related to the write-off of deferred financing costs in 2009 in connection with the amendment of our senior secured credit facility and the redemption of a portion of the 2014 Notes, $4.1 million related to the write-off of deferred debt issuance costs associated with the redemption of the 2011 Notes in May 2007 and $13.0 million related to the write-off of deferred debt issuance costs associated with debt repaid with IPO proceeds in 2005.  These amounts are reported in “(Loss) gain on early extinguishment of debt” in the Consolidated Statements of Operations.

(17)   In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits and Special Note Regarding Non-GAAP Financial Measures”:

	Year Ended December 31,
($ in millions)	2009	2008	2007	2006	2005
Restructuring and other severance costs (a)	$20.8	$35.3	$12.0	$5.3	$15.7
Systems/organization establishment expenses	6.3	12.9	4.2	10.7	3.9
Acquisition and disposal costs	3.0	1.7	2.3	1.9	1.1
Inventory write-up charges	—	6.9	5.7	1.1	—
Long-term debt redemption premium (discount)	5.7	(4.0)	14.5	—	13.2
Refinancing expenses	—	—	0.9	—	1.0
Management services agreement termination fee	—	—	—	—	10.0
Loss (gain) on sale of assets and other	0.5	(2.4)	(4.7)	(0.3)	(4.4)
Acquired in-process research and development	—	2.9	—	—	—
Other (b)	6.5	1.9	—	0.3	(2.2)
	$42.8	$55.2	$34.9	$19.0	$38.3

(a)                Includes inventory write-downs of $0.7 million, $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2009, 2006 and 2005, respectively.

(b)               In 2009, the Company recorded expenses of $6.5 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.  In 2008, the company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of the Company’s common stock in June 2008.  In 2005, the Company recorded income of $2.2 million primarily related to the reversal of a bad debt reserve related to a note receivable from the buyer in connection with the sale of a business by Dynamit Nobel prior to the acquisition of Dynamit Nobel, which was collected from the buyer in 2005.

(18)          Working capital is defined as current assets less current liabilities.

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

Unless otherwise noted, all balance sheet items as of December 31, 2009 which are denominated in Euros are converted at the December 31, 2009 exchange rate of €1.00 = $1.4321.

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

•                  In the fourth quarter of 2008, we reduced overhead and eliminated duplicative positions throughout the Company as part of our global cost control initiatives. To cope with the downturn in the economy, we have continued this activity in 2009, and we remain focused on reducing costs, improving productivity, and conserving cash by controlling working capital and capital spending;

•                  We acquired Holliday Pigments in August 2008, which is included in our Color Pigments and Service business, and in September 2008, we acquired Nalco’s Finishing Technologies business which is included in our Specialty Chemicals segment;

•                  We completed the Titanium Dioxide Pigments venture with Kemira in September 2008; and

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2008 in most markets and regions served, primarily aerospace, general industrial and European automotive industries. This growth was driven by price increases and the impact of bolt-on acquisitions that offset raw material cost increases and lower volumes from a slowdown in the automotive markets. In 2009, results declined on lower volumes in most businesses, partially offset by increased selling prices. Sales growth is expected in 2010 primarily from higher volumes across most markets.

•                  Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2008 in most market segments, driven by price increases and higher volumes of lithium applications.  In 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results. Results in 2010 are expected to be negatively impacted by the highly competitive business environment, partially offset by higher volumes in lithium applications.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American and European volumes were lower in 2008 and continued to decline in 2009.  A continued slowdown in the construction industry could have a negative impact on our results in 2010.

•                  Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2008 and 2009 by a general slowdown in the construction market, some customer shifts to substitute products and the use of wood substitutes. A continued slowdown in the construction industry could have a negative impact on our results in 2010.

•                  In the Clay-based Additives business, net sales increased in 2008 as increased selling prices and volumes for oilfield applications and increased selling prices of coatings and inks were partially offset by lower volumes of coatings and carbonless applications. In 2009, net sales decreased as lower volumes in most applications were partially offset by increased selling prices. We expect modest sales growth in 2010 primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and current industry overcapacity, have continued to negatively impact this segment. Volumes and selling prices in fiber anatase applications decreased in 2008. In 2009, net sales decreased as lower volumes of fiber anatase applications were partially offset by increased selling prices. Sales of titanium dioxide products in rutile grade were down in 2008 due to lower selling prices, partially offset by slightly higher volumes. In 2009, sales of rutile applications were up due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, and higher selling prices. We expect sales of rutile and anatase applications to be higher in 2010.  Our functional additives sales were down in 2008 on lower volumes, partially offset by increased selling prices. In 2009, functional additives sales were down as lower volumes were partially offset by higher selling prices. We expect sales of functional additives to be higher in 2010.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States.  Sales of our medical device applications increased in 2008 on higher volumes and continued to increase in 2009.  We expect this growth to continue in 2010.

•                  Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were up slightly in 2008 on higher volumes. Sales of these applications were lower in 2009, but are expected to be slightly higher in 2010.  Sales of mechanical systems and applications, electronic applications and multi-functional applications were down in 2009 from lower volumes, particularly related to the economic downturn in the automotive industry.  However, sales of these applications are expected to be slightly higher in 2010.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. However, as a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2008 and 2009.  In 2010, we expect sales of wire and cable products to be up slightly.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were flat in 2008, but were lower in 2009. Net sales of regulated packaging were lower in 2008 and 2009.  In 2010, we expect sales of these applications to be up slightly.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of most products, were down in 2009, but are expected to be slightly higher in 2010.

Global Exposure

We operate a geographically diverse business. Of our 2009 net sales, 52% were shipments to Europe, 27% to North America

(predominantly the United States) and 21% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information.”

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 87 manufacturing facilities in 24 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the year ended December 31, 2009, the average exchange rate of the euro against the U.S. dollar was lower compared to 2008. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 47% of our 2009 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2009.  In 2009, lower raw material costs in a number of our businesses had a favorable impact on our results of operations.  However, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. For example, higher prices for iron-oxide used in the Color Pigments business of our Performance Additives segment had a negative impact on results in 2007 and 2008. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials.”

Energy Costs

In 2009, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. However, energy costs in 2009 were lower in a number of our businesses, particularly in North America. Natural gas prices in North America were relatively stable in 2007, increased during 2008, but declined in 2009.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were higher in 2007 and 2008, but declined in 2009.

Income Taxes

As of December 31, 2009, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $496.0 million, of which $202.1 million expire in 2029, $67.2 million expire between 2010 and 2026 and $226.7 million which have no current expiration date. The Company also has state and local tax loss carryforwards of approximately $300.7 million expiring in years 2010 through 2029.

The worldwide valuation allowance increased by $48.2 million to $132.9 million at December 31, 2009. Of this amount, $34.4 million was a charge to income tax expense relating primarily to net operating losses and $13.8 million primarily represents an increase to other comprehensive income.

Acquisitions

We did not complete any acquisitions in 2009.  However, during 2008 and 2007, we made certain selective acquisitions and strategic transactions pursuant to our business strategy of achieving profitable growth. See Note 4, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included goodwill impairment charges, systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses and inventory write-up charges. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the years ended December 31, 2009, 2008 and 2007.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net (loss) income is set forth in—Reconciliation of Net (Loss) Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2009	2008	2007
Statement of operations data:
Net sales:
Specialty Chemicals	$996.6	$1,232.6	$1,082.9
Performance Additives	671.5	835.6	798.5
Titanium Dioxide Pigments	666.3	534.8	442.9
Advanced Ceramics	412.2	505.9	452.5
Specialty Compounds	210.7	261.5	276.6
Corporate and other	5.6	9.7	11.8
Total net sales	2,962.9	3,380.1	3,065.2

Gross profit	855.2	1,014.3	976.1
	28.9%	30.0%	31.8%
Selling, general and administrative expenses	614.1	661.3	597.6
	20.7%	19.6%	19.5%
Impairment charges	—	809.5	—
Restructuring and other severance costs	20.8	35.3	12.0
Loss (gain) on sale of assets and other	0.5	(2.4)	(4.7)
Operating income (loss):
Specialty Chemicals	161.8	223.7	206.9
	16.2%	18.1%	19.1%
Performance Additives	19.3	(438.5)	81.5
	2.9%	(52.5)%	10.2%
Titanium Dioxide Pigments	16.4	(229.0)	38.4
	2.5%	(42.8)%	8.7%
Advanced Ceramics	48.0	96.6	83.8
	11.6%	19.1%	18.5%
Specialty Compounds	23.1	(83.9)	22.0
	11.0%	(32.1)%	8.0%
Corporate and other	(48.8)	(58.3)	(61.4)
Total operating income (loss)	219.8	(489.4)	371.2
Other expenses, net:
Interest expense	(180.2)	(231.1)	(219.3)
Interest income	2.1	6.0	11.5
(Loss) gain on early extinguishment of debt	(26.6)	4.0	(18.6)
Refinancing expenses	—	—	(0.9)
Foreign exchange gain (loss), net	16.0	(32.3)	7.8
Other, net	0.6	0.7	—
Other expenses, net	(188.1)	(252.7)	(219.5)
Income (loss) from continuing operations before taxes	31.7	(742.1)	151.7
Income tax provision (benefit)	17.2	(23.9)	62.3
Income (loss) from continuing operations	14.5	(718.2)	89.4
Income from discontinued operations, net of tax	2.8	3.3	25.3
Gain on sale of discontinued operations, net of tax	—	42.9	210.4
Net income (loss)	17.3	(672.0)	325.1
Net loss (income) attributable to noncontrolling interest	3.8	83.6	(8.0)
Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1
Adjusted EBITDA:
Specialty Chemicals	$245.7	$313.0	$262.2
	24.7%	25.4%	24.2%
Performance Additives	95.1	107.1	150.7
	14.2%	12.8%	18.9%
Titanium Dioxide Pigments	97.3	83.1	82.7
	14.6%	15.5%	18.7%
Advanced Ceramics	107.7	150.2	128.1
	26.1%	29.7%	28.3%
Specialty Compounds	34.0	34.0	34.3
	16.1%	13.0%	12.4%
Corporate and other	(39.3)	(48.5)	(55.6)
Total Adjusted EBITDA	$540.5	$638.9	$602.4

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: 2009 versus 2008				Change: 2008 versus 2007
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$(236.0)	(19.1)%	$(44.9)	$(191.1)	$149.7	13.8%	$53.0	$96.7
Performance Additives	(164.1)	(19.6)	(31.2)	(132.9)	37.1	4.6	3.8	33.3
Titanium Dioxide Pigments	131.5	24.6	(9.0)	140.5	91.9	20.7	32.9	59.0
Advanced Ceramics	(93.7)	(18.5)	(17.3)	(76.4)	53.4	11.8	35.7	17.7
Specialty Compounds	(50.8)	(19.4)	(12.2)	(38.6)	(15.1)	(5.5)	(3.1)	(12.0)
Corporate and other	(4.1)	(42.3)	(0.3)	(3.8)	(2.1)	(17.8)	0.7	(2.8)
Total net sales	(417.2)	(12.3)	(114.9)	(302.3)	314.9	10.3	123.0	191.9

Gross profit	(159.1)	(15.7)	(31.4)	(127.7)	38.2	3.9	45.9	(7.7)

Selling, general and administrative expenses	(47.2)	(7.1)	(26.0)	(21.2)	63.7	10.7	25.5	38.2
Impairment charges	(809.5)			(809.5)	809.5			809.5
Restructuring and other severance costs	(14.5)			(14.5)	23.3			23.3
Loss (gain) on sale of assets and other	2.9			2.9	2.3			2.3
Total operating expenses	(868.3)	(57.7)	(26.0)	(842.3)	898.8	148.6	25.5	873.3
Operating income (loss):
Specialty Chemicals	(61.9)	(27.7)	(3.0)	(58.9)	16.8	8.1	9.1	7.7
Performance Additives	457.8	104.4	(1.7)	459.5	(520.0)	(638.0)	1.1	(521.1)
Titanium Dioxide Pigments	245.4	107.2	0.7	244.7	(267.4)	(696.4)	1.8	(269.2)
Advanced Ceramics	(48.6)	(50.3)	(2.0)	(46.6)	12.8	15.3	8.8	4.0
Specialty Compounds	107.0	127.5	(0.3)	107.3	(105.9)	(481.4)	0.3	(106.2)
Corporate and other	9.5	16.3	0.9	8.6	3.1	5.0	(0.7)	3.8
Total	709.2	144.9	(5.4)	714.6	(860.6)	(231.8)	20.4	(881.0)
Other expenses, net:
Interest expense	50.9	(22.0)	6.7	44.2	(11.8)	(5.4)	0.9	(12.7)
Interest income	(3.9)	(65.0)	(0.2)	(3.7)	(5.5)	(47.8)	(0.3)	(5.2)
Gain (loss) on early extinguishment of debt	(30.6)				22.6
Refinancing expenses	—				0.9
Foreign exchange gain (loss), net	48.3				(40.1)
Other, net	(0.1)				0.7
Other expenses, net	64.6				(33.2)
Income (loss) from continuing operations before taxes
Specialty Chemicals	(80.0)				1.1
Performance Additives	455.6				(533.1)
Titanium Dioxide Pigments	258.0				(272.3)
Advanced Ceramics	(56.0)				10.4
Specialty Compounds	105.0				(104.6)
Corporate and other	91.2				4.7
Total	773.8				(893.8)
Income tax provision (benefit)	41.1				(86.2)
Income (loss) from continuing operations	732.7				(807.6)
Income from discontinued operations, net of tax	(0.5)				(22.0)
Gain on sale of discontinued operations, net of tax	(42.9)				(167.5)
Net income (loss)	689.3				(997.1)
Net loss (income) attributable to noncontrolling interest	(79.8)				91.6
Net income (loss) attributable to Rockwood Holdings, Inc.	$609.5				$(905.5)
Adjusted EBITDA:
Specialty Chemicals	$(67.3)	(21.5)%	$(6.2)	$(61.1)	$50.8	19.4%	$11.7	$39.1
Performance Additives	(12.0)	(11.2)	(4.1)	(7.9)	(43.6)	(28.9)	2.0	(45.6)
Titanium Dioxide Pigments	14.2	17.1	(1.0)	15.2	0.4	0.5	5.2	(4.8)
Advanced Ceramics	(42.5)	(28.3)	(4.5)	(38.0)	22.1	17.3	12.0	10.1
Specialty Compounds	—	—	(1.3)	1.3	(0.3)	(0.9)	—	(0.3)
Corporate and other	9.2	19.0	0.7	8.5	7.1	12.8	(0.8)	7.9
Total Adjusted EBITDA	$(98.4)	(15.4)%	$(16.4)	$(82.0)	$36.5	6.1%	$30.1	$6.4

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Year ended December 31, 2009 compared to year ended December 31, 2008

Overview

Net sales decreased $417.2 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to lower volumes and the negative impact of currency changes of $114.9 million, partially offset by increased selling prices of $59.2 million and bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira. See further discussion by segment below.

Operating income increased $709.2 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to the goodwill impairment charge of $809.5 million recorded in the prior year, as well as higher selling prices, lower raw material costs and other cost control measures throughout the Company. This was partially offset by lower sales volumes and the negative impact of currency changes of $5.4 million.

Adjusted EBITDA decreased $98.4 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to lower sales volumes and the negative impact of currency changes of $16.4 million.  This was partially offset by higher selling prices, lower raw material costs, as well as other cost control measures throughout the Company.

Net income from continuing operations increased $732.7 million for the year ended December 31, 2009 compared with the same period in the prior year primarily from the goodwill impairment charge recorded in the prior year, lower interest expense recorded in the current year due to decreased mark-to-market losses on our interest rate hedging instruments and increased foreign exchange gains on financing activities recorded in the current year.  This was partially offset by lower sales volumes and increased expenses due to the early extinguishment of debt, net primarily related to the amendment of our senior secured credit facility in June 2009.

Income from discontinued operations, net of tax was $2.8 million for the year ended December 31, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax was $3.3 million in the year ended December 31, 2008 from operating the pool and spa chemicals business that was sold in October 2008.

The gain on sale of discontinued operations, net of tax for the year ended December 31, 2008 of $42.9 million is primarily related to the sale of the pool and spa chemicals business in October 2008.

Net loss attributable to noncontrolling interest decreased $79.8 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to the goodwill impairment charge recorded in the Titanium Dioxide Pigment’s venture in the fourth quarter of 2008.

Net income attributable to Rockwood Holdings, Inc. increased $609.5 million for the year ended December 31, 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales decreased $236.0 million over the prior year primarily due to lower volumes and the negative impact of currency changes of $44.9 million. In the Fine Chemicals business, lower volumes in most products, particularly in lithium and metal sulfide applications, were partially offset by higher selling prices. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives.  Net sales decreased $164.1 million over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, lower volumes in our Clay-based Additives business and the negative impact of currency changes of $31.2 million. This decrease was partially offset by increased selling prices and the impact of a bolt-on acquisition in August 2008.

Titanium Dioxide Pigments.  Net sales increased $131.5 million over the prior year due to the completion of the venture with Kemira on September 1, 2008, as well as increased selling prices. This was partially offset by lower volumes of titanium dioxide products and functional additives, and the negative impact of currency changes of $9.0 million.

Advanced Ceramics.  Net sales decreased $93.7 million over the prior year primarily due to lower volumes in most applications and the negative impact of currency changes of $17.3 million, partially offset by the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.  Net sales decreased $50.8 million over the prior year primarily due to lower volumes and selling prices in most applications, particularly in wire and cable, and the negative impact of currency changes of $12.2 million.

Corporate and other.  Net sales decreased $4.1 million over the prior year primarily due to lower volumes in the wafer reclaim business.

Gross profit

Gross profit decreased $159.1 million over the prior year primarily due to the sales volume decreases noted above and the negative impact of currency changes of $31.4 million. In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions. The decrease in gross profit was partially offset by lower raw material costs and cost control measures undertaken throughout the Company. Gross profit as a percentage of net sales decreased to 28.9% for the year ended December 31, 2009 from 30.0% for the year ended December 31, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $47.2 million over the prior year primarily from lower compensation-related costs and professional fees, other cost control measures undertaken throughout the Company, as well as the impact of currency changes of $26.0 million. SG&A expenses as a percentage of net sales were 20.7% and 19.6% for the year ended December 31, 2009 and 2008, respectively.

Impairment charges

We recorded a goodwill impairment charge of $809.5 million in the fourth quarter of 2008 due to the significant drop in global stock valuations, the substantial reduction in the market valuation of Rockwood and comparable companies, and the negative global economic and market outlook. In particular, the downturn in the construction industry had a negative impact on a number of our businesses. As a result, we recorded a non-cash goodwill impairment charge in the following businesses: Color Pigments and Services ($293.2 million), Timber Treatment Chemicals ($88.3 million) and Clay-based Additives ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment ($105.2 million). See further discussion in “Critical Accounting Policies and Estimates,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Goodwill.”

Restructuring and other severance costs

We recorded $20.8 million and $35.3 million of restructuring and other severance costs for the year ended December 31, 2009 and 2008, respectively, throughout the Company.  See Note 18, “Restructuring And Other Severance Costs,” for further details.

Loss/Gain on sale of assets

We recorded a loss of $0.5 million for the year ended December 31, 2009 primarily related to the sale of property, plant and equipment within the Specialty Chemicals and Advanced Ceramics segments. We recorded a gain of $2.4 million for the year ended December 31, 2008 primarily related to the sale of land.

Operating income

Specialty Chemicals.   Operating income decreased $61.9 million over the prior year primarily due to the lower volumes discussed above, increased depreciation and amortization costs of $4.4 million, and the negative impact of currency changes of $3.0 million. This decrease was partially offset by lower restructuring and other severance costs of $11.4 million, higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.   Operating income increased $457.8 million over the prior year due to the goodwill impairment charge of $456.6 million recorded in the prior year. Higher selling prices, lower raw material costs of $8.1 million, lower restructuring and other severance costs of $4.0 million, cost control measures and the impact of a bolt-on acquisition also had a favorable impact on results. This increase was partially offset by the lower sales volumes discussed above.

Titanium Dioxide Pigments.   Operating income increased $245.4 million over the prior year primarily due to the goodwill impairment charge of $247.7 million recorded in the prior year, lower raw material costs of $12.1 million, higher selling prices, as well as cost control measures.  This was partially offset by the lower sales volumes noted above and increased depreciation and amortization costs of $21.4 million primarily related to the Kemira venture completed in September 2008.

Advanced Ceramics.   Operating income decreased $48.6 million over the prior year primarily due to the lower volumes noted above,  increased depreciation and amortization costs of $5.0 million, increased restructuring and other severance costs of $2.6 million and the negative impact of currency changes of $2.0 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.   Operating income increased $107.0 million over the prior year due to the goodwill impairment charge of $105.2 million, lower raw material costs of $12.6 million, particularly PVC resin and plasticizer costs, and lower operating costs. This was partially offset by the lower sales volumes and selling prices discussed above.

Corporate and other.   Operating loss decreased $9.5 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company.

Other income (expenses)

Interest expense.  Interest expense decreased $50.9 million over the prior year. The years ended December 31, 2009 and 2008 included gains of $3.9 million and losses of $51.5 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains and losses, interest expense increased $4.5 million due to higher interest rates related to the amendment of our senior secured credit facility in June 2009 and debt incurred during the third quarter of 2008 related to the Titanium Dioxide Pigments venture with Kemira, partially offset by debt repayments.

Interest income.  Interest income decreased $3.9 million for the year ended December 31, 2009 compared to the same period in the prior year due to lower short-term average interest rates.

Gain/Loss on early extinguishment of debt.   For the year ended December 31, 2009, we recorded a loss on early extinguishment of debt of $26.6 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.  For the year ended December 31, 2008, we redeemed €11.0 million of our senior subordinated notes due in 2014 at a discount and recorded a gain of $4.0 million.

Foreign exchange, net.  For the year ended December 31, 2009, foreign exchange gains of $16.0 million were reported primarily due to the impact of the stronger pound sterling, as well as a stronger euro, as of December 31, 2009 versus December 31, 2008, in connection with non-operating Euro and Pound Sterling denominated transactions.  For the year ended December 31, 2008, we had foreign exchange losses of $32.3 million primarily due to the impact of the weaker Pound Sterling as of December 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2009 was 54.3% and an income tax provision of $17.2 million was recorded for the year ended December 31, 2009. The effective income tax rate compared to the federal statutory rate was negatively impacted by domestic losses which are not tax effected as a result of a full valuation allowance and was positively impacted by a non-recurring tax benefit related to foreign currency changes and geographic earnings mix. The effective income tax rate for the year ended December 31, 2008 was 3.2% and an income tax benefit of $23.9 million was recorded for the year ended December 31, 2008. The effective income tax rate compared to the federal statutory rate was negatively impacted primarily by non-deductible book goodwill impairments. It was also impacted negatively by domestic losses which are not tax effected as a result of a full valuation allowance and positively impacted by an allocation of tax benefits to continuing operations.

Income (loss) from continuing operations

Income from continuing operations for the year ended December 31, 2009 was $14.5 million as compared to a loss from continuing operations of $718.2 million for the year ended December 31, 2008 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $2.8 million for the year ended December 31, 2009 and was due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business in December 2007.  Income from discontinued operations, net of tax was $3.3 million for the year ended December 31, 2008 from operating the pool and spa chemicals business that was sold in October 2008.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $42.9 million recorded for the year ended December 31, 2008 is primarily related to the sale of the pool and spa chemicals business in October 2008.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $3.8 million and $83.6 million for the year ended December 31, 2009 and 2008, respectively, was recorded.  Noncontrolling interest primarily represents the noncontrolling interest portion of the Viance, LLC joint venture that was completed in January 2007 and the noncontrolling interest portion of the Titanium Dioxide Pigments venture completed in September 2008. The change from the prior year primarily relates to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Net income (loss) attributable to Rockwood Holdings, Inc.

Net income attributable to Rockwood Holdings, Inc. for the year ended December 31, 2009 was $21.1 million (income of $18.3 million from continuing operations and income from discontinued operations of $2.8 million) as compared to a net loss attributable to Rockwood Holdings, Inc. of $588.4 million (loss of $634.6 million from continuing operations and income from discontinued operations of $46.2 million) for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.  Adjusted EBITDA decreased $67.3 million over the prior year primarily due to the lower volumes discussed above and the negative impact of currency changes of $6.2 million. This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.  Adjusted EBITDA decreased $12.0 million over the prior year due to the lower volumes and the negative impact of currency changes of $4.1 million. This decrease was partially offset by higher selling prices, lower raw material costs of $8.1 million, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $14.2 million over the prior year due to increased sales related to the completion of the venture with Kemira, lower raw material costs of $12.1 million, higher selling prices, as well as cost control measures.

Advanced Ceramics.  Adjusted EBITDA decreased $42.5 million over the prior year primarily due to the lower volumes noted above and the negative impact of currency changes of $4.5 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.  Adjusted EBITDA was flat versus the prior year as lower raw material costs of $12.6 million were offset by lower sales volumes and selling prices, as well as the negative impact of currency changes of $1.3 million.

Corporate and other.  Adjusted EBITDA increased $9.2 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company.

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

Net income from continuing operations decreased $807.6 million compared with the prior year primarily from the goodwill impairment charge, higher interest expense recorded in the year ended December 31, 2008 due to an increase in mark-to-market losses on our interest rate hedging instruments and increased foreign exchange losses on financing activities recorded in 2008. This was partially offset by the increases noted above and costs of $18.6 million incurred in 2007 to redeem our 2011 Notes.

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

Net loss attributable to noncontrolling interest increased $91.6 million compared with the prior year primarily related to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Net income attributable to Rockwood Holdings, Inc. decreased $905.5 million compared with the same period in the prior year due to the reasons noted above.

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

Impairment charges

We recorded a goodwill impairment charge of $809.5 million in the fourth quarter of 2008 due to the significant drop in global stock valuations, the substantial reduction in the market valuation of Rockwood and comparable companies, and the continuing negative global economic and market outlook. In particular, the downturn in the construction industry has had a negative impact on a number of our businesses. As a result, we recorded a non-cash goodwill impairment charge in the following businesses: Color Pigments and Services ($293.2 million), Timber Treatment Chemicals ($88.3 million) and Clay-based Additives ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment ($105.2 million). See further discussion in “Critical Accounting Policies and Estimates,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Goodwill.”

Restructuring and other severance costs

We recorded $35.3 million of restructuring and other severance costs for the year ended December 31, 2008 throughout the Company.  These charges primarily related to headcount reductions as part of our global cost control initiatives.  We recorded $12.0 million of restructuring charges for the year ended December 31, 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments for headcount reductions and facility closures. See Note 18, “Restructuring And Other Severance Costs,” for further details.

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

Interest income. Interest income decreased $5.5 million for the year ended December 31, 2008 compared to the same period in the prior year due to lower average cash balances in 2008 compared to the prior year and lower short-term average rates.

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

Foreign exchange, net.  For the year ended December 31, 2008, we had foreign exchange losses of $32.3 million primarily due to the impact of the weaker Pound Sterling as of December 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions. For the year ended December 31, 2007, we had foreign exchange gains of $7.8 million primarily related to euro-denominated debt, cash and inter-company loans.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2008 was 3.2% and an income tax benefit of $23.9 million was recorded for the year ended December 31, 2008. The effective income tax rate compared to the federal statutory rate was negatively impacted primarily by non-deductible book goodwill impairments. It was also impacted negatively by domestic losses which are not tax effected as a result of a full valuation allowance and positively impacted by an allocation of tax benefits to continuing operations. The effective income tax rate was 41.1% for the year ended December 31, 2007 and was favorably impacted by certain non-recurring items, primarily related to the impact of a statutory rate change in certain European jurisdictions and the allocation of tax benefits to continuing operations.

(Loss) income from continuing operations

Loss from continuing operations for the year ended December 31, 2008 was $718.2 million as compared to income from continuing operations of $89.4 million for the year ended December 31, 2007 for the reasons described above.

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

Net loss (income) attributable to noncontrolling interest

Net loss (income) attributable to noncontrolling interest of $83.6 million and $(8.0) million for the year ended December 31, 2008 and 2007, respectively, was recorded.  Noncontrolling interest primarily represents the noncontrolling interest portion of the Viance, LLC joint venture that was completed in January 2007 and the noncontrolling interest portion of the Titanium Dioxide Pigments venture completed in September 2008. The change from the prior year primarily relates to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Net (loss) income attributable to Rockwood Holdings, Inc.

Net loss attributable to Rockwood Holdings, Inc. for the year ended December 31, 2008 was $588.4 million (loss of $634.6 million from continuing operations and income from discontinued operations of $46.2 million) as compared to net income attributable to Rockwood Holdings, Inc. of $317.1 million (income of $81.5 million from continuing operations and income from discontinued operations of $235.6 million) for the same period in the prior year for the reasons described above.

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

	Year ended December 31,
($ in millions)	2009	2008	2007
Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1
Net (loss) income attributable to noncontrolling interest	(3.8)	(83.6)	8.0
Net income (loss)	17.3	(672.0)	325.1
Income tax provision (benefit)	17.2	(23.9)	62.3
Income from discontinued operations, net of tax	(2.8)	(3.3)	(25.3)
Gain on sale of discontinued operations, net of tax	—	(42.9)	(210.4)
Income (loss) from continuing operations before taxes	31.7	(742.1)	151.7
Interest expense (a)	180.2	231.1	219.3
Interest income	(2.1)	(6.0)	(11.5)
Depreciation and amortization	283.0	258.9	211.7
Impairment charges	—	809.5	—
Restructuring and other severance costs	20.8	35.3	12.0
Systems/organization establishment expenses	6.3	12.9	4.2
Acquisition and disposal costs	3.0	1.7	2.3
Inventory write-up charges	—	6.9	5.7
Loss (gain) loss on early extinguishment of debt	26.6	(4.0)	18.6
Refinancing expenses	—	—	0.9
Acquired in-process research and development	—	2.9	—
Loss (gain) on sale of assets and other	0.5	(2.4)	(4.7)
Foreign exchange (gain) loss, net	(16.0)	32.3	(7.8)
Other	6.5	1.9	—
Total Adjusted EBITDA (b)	$540.5	$638.9	$602.4

(a)                Includes gains (losses) of $3.9 million, $(51.5) million and $(32.2) million for the years ended December 31, 2009, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

Liquidity and Capital Resources

Cash Flows

Operating Activities.   Net cash provided by operating activities was $369.6 million, $296.6 million and $368.5 million in 2009, 2008 and 2007, respectively.  Net cash from operating activities increased in 2009 primarily from an outflow of operating cash from working capital changes in 2008, partially offset by $31.1 million related to the termination of interest rate swaps in November 2009, higher cash interest expense and operating cash inflows in 2008 related to operating the pool and spa business that was sold in October 2008.  Net cash from operating activities decreased in 2008 primarily from the higher use of operating cash from working capital changes and the reduction in operating cash flows due to the divestiture of the Electronics business, partially offset by lower cash interest expense.  Net cash from operating activities increased in 2007 primarily from higher operating income and lower cash interest expense, partially offset by higher use of operating cash from working capital changes and lower operating cash flows due to the Groupe Novasep divestiture.

Investing Activities.   Net cash (used in) provided by investing activities was $(204.3) million, $(295.5) million and $377.6 million in 2009, 2008 and 2007, respectively.  Net cash used in investing activities for the year ended December 31, 2009 was primarily comprised of capital expenditures and $32.9 million related to the settlement of a cross-currency swap in November 2009.  Net cash used in investing activities for the year ended December 31, 2008 included the acquisitions of Holliday Pigments, Nalco’s Finishing Technologies business and other acquisitions in 2008 and capital expenditures. This was partially offset by the sale proceeds from the sale of the pool and spa chemicals business in the fourth quarter of 2008 and funds received related to the claim settlement between the Company and GEA Group in the first quarter of 2008.  Net cash provided by investing activities for the year ended December 31, 2007 included proceeds received from the sale of the Electronics business, the sale of the Groupe Novasep segment and the formation of the Viance, LLC joint venture. This was partially offset by acquisitions made in 2007, including the acquisition of the global color pigments business of Elementis plc in August 2007, and capital expenditures.

Financing Activities.   Net cash (used in) provided by financing activities was $(320.9) million, $104.7 million and $(411.8) million in 2009, 2008 and 2007, respectively.  Net cash used in financing activities increased due to certain debt prepayments. We used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014, $102.3 million to prepay our senior secured term loans in the first half of 2009, and $25.8 million related to the amendment of the senior secured credit facility in June 2009.  For the year ended December 31, 2008, net cash provided by financing activities included $362.5 million related to the financing of the Titanium Dioxide Pigments venture, partially offset by the payment of assumed debt to the noncontrolling shareholder of the Titanium Dioxide Pigments venture of $141.4 million. For the year ended December 31, 2007, net cash used in financing activities included the redemption of our 10 5/8% Senior Subordinated Notes that were due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million.

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

•                  On June 15, 2009, we amended our senior secured credit agreement, which amends and restates in its entirety our senior secured credit agreement. See further details in Note 11, “Long-Term Debt.”

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements in future years are significant and are substantially higher than historical amounts. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, a prolonged economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors.”

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were adversely impacted by market conditions in late 2008 and early 2009. Although recent investment performance of assets in pension plans covering our employees in these countries has reduced the amount of any immediate funding obligations and we have entered into long-term funding arrangements for pension plans located in Germany and the U.K., we may have to make a significant payment via a one-time payment and/or long-term funding arrangement for the Finnish Plan. However, our funding obligations could change significantly based on the investment performance of the pension plan assets. Any deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

In August 2009, the U.S. Department of Energy awarded $28.4 million in Recovery and Reinvestment Act funds, subject to certain conditions, to our Fine Chemicals business within our Specialty Chemicals segment. We expect to use the funds to expand and upgrade the production of lithium compounds used in lithium ion batteries for hybrid and electric vehicles at our Silver Peak, Nevada and Kings Mountain, North Carolina facilities. In addition to the funds from this grant, we are required to invest an additional $28.4 million in the project over the next few years. In addition, in September 2009, the German Federal Ministry for the Environment, Nature Conservation and Nuclear Safety awarded €5.7 million to our Fine Chemicals business to set up a pilot plant for the recycling of lithium ion batteries, subject to customary terms and conditions. Including the funds from this grant, we expect to invest an additional €8.8 million in the project over the next three years.

As of December 31, 2009, we had actual total indebtedness of $2,528.3 million. Our $250.0 million revolving credit facility under our senior secured credit facility provided for additional borrowings of up to $223.6 million as of December 31, 2009. There were no outstanding borrowings under this revolving credit facility as of December 31, 2009, although we had outstanding letters of credit of $26.4 million that reduced our availability under the senior secured credit facility. In July 2010, the availability under the revolving credit facility will be reduced to $180.0 million.  The €30.0 million ($43.0 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €10.0 million ($14.3 million) as of December 31, 2009. There was €10.0 million ($14.3 million) of borrowings outstanding under this facility as of December 31, 2009, as well as an outstanding bank guarantee of €10.0 million ($14.3 million) that further reduced availability under this facility. We repaid €10.0 million of borrowings in January 2010 that were outstanding under this facility as of December 31, 2009.

As of December 31, 2009, we had cash and cash equivalents of $300.5 million primarily from cash from operations. We may use available cash to reduce our term debt or repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility.

Our long-term debt at December 31, 2009 and 2008 is primarily comprised of our senior secured credit facility, which we amended in June 2009, our 2014 Notes and our Titanium Dioxide Pigments venture term loans.  See Note 11, “Long-Term Debt,” for a detailed discussion of these borrowings.

Senior secured credit facilities.  The borrowings of our indirect, wholly-owned subsidiaries, RSGI and Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock. The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended December 31, 2009, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.40 to 1; for such period, our ratio equaled 3.41 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended December 31, 2009, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.10  to 1.

The senior secured credit agreement, as amended, replaced the total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the Company may not permit its senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The senior secured credit agreement also reset the asset sales basket, increased the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

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

In addition to the financial covenants described above, the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. In connection with the senior secured credit agreement, as amended in June 2009, some of the baskets relating to the above restrictions were reset.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

We were in compliance with the above covenants as of December 31, 2009.

2014 Notes. The 2014 Notes also contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below), pay dividends or make other equity distributions or repurchase capital stock, make investments or other restricted payments, create liens, transfer or sell assets, restrict dividends or other payments to us, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2009, the fixed charge coverage ratio equaled 3.10 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and other debt. The loans are secured by the assets of the venture. In the event that either Kemira’s or Rockwood’s ownership interest changes, any lender may cancel its commitment and demand repayment of its respective portion of the loans, including accrued and unpaid interest. The facility agreement contains customary events of default, subject to remedy periods, thresholds and exceptions. Upon the occurrence of an event of default under the facility agreement, the lenders can terminate the commitments and declare all amounts, including accrued and unpaid interest, to be due and payable.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended December 31, 2009, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 4.00 to 1: for such period, our ratio equaled 3.32 to 1;

•                  An interest coverage ratio: for the twelve-month period ended December 31, 2009, EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 3.00 to 1: for such period, our ratio equaled 4.53 to 1; and

•                  Cash flow coverage ratio: for the twelve-month period ended December 31, 2009, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00: for such period, our ratio equaled 2.35 to 1.

We were in compliance with the above covenants as of December 31, 2009.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2009	2008	2007
Net cash provided by operating activities from continuing operations	$369.6	$284.6	$330.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(71.5)	96.8	50.8
Current portion of income tax provision	31.7	40.6	33.3
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	174.1	164.0	166.4
Restructuring and other severance costs	20.8	35.3	12.0
Systems/organization establishment expenses	6.3	12.9	4.2
Acquisition and disposal costs	3.0	1.7	2.3
Inventory write-up charges	—	6.9	5.7
Refinancing expenses	—	—	0.9
Bad debt provision	(0.5)	(3.4)	1.3
Loss (gain) on sale of assets and other	0.5	(2.4)	(4.7
Other	6.5	1.9	—
Total Adjusted EBITDA	$540.5	$638.9	$602.4

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2009:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$3,199.2	$263.6	$680.2	$2,221.3	$34.1
Operating leases	58.7	16.8	21.1	11.1	9.7
Purchase obligations (b)	543.0	228.3	211.4	34.5	68.8
Total (c) (d)	$3,800.9	$508.7	$912.7	$2,266.9	$112.6

(a)                Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. This amount also includes estimated scheduled cash interest payments totaling $670.9 million. A portion of the debt balance outstanding as of December 31, 2009 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2009. See Note 11, “Long-Term Debt.”

(b)               Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)                Statutory minimum funding requirements for 2009 for defined benefit pension plans are not included as such amounts have not been determined. For 2010, the Company expects to make contributions of approximately $6.6 million to pension trusts and $18.8 million directly to plan participants as benefit payments. Future contributions, including additional payments that may be required as a result of investment performance of pension assets, are not included, as they are not fixed either as to timing or amount. See Note 15, “Employee Benefit Plans,” for further details.

(d)               Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities or assets depending on the mark to market position. At December 31, 2009, the mark to market position of obligations relating to derivative contracts was a liability and were recorded in “accrued expenses and other current liabilities” and “Other Liabilities” in the Consolidated Balance Sheet.

Liabilities for unrecognized tax benefits in the amount of $19.8 million (excluding interest and penalties) as of December 31, 2009 are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year.

Capital Expenditures

Rockwood’s capital expenditures in 2009 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.  For the year ended December 31, 2009, capital expenditures, excluding capital leases, were $154.1 million. Capital expenditures for 2010 are expected to be above 2009 levels. For the years ended December 31, 2008 and 2007, our capital expenditures, excluding capital leases, amounted to $224.0 million and $193.2 million, respectively.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2009, our capital expenditures for SHE matters totaled $17.9 million, excluding costs to maintain and repair pollution control equipment. For 2010, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws including the EU’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation. See Note 20, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.  We are applying our capital discipline and stringent controls to reduce our future capital expenditures.

Foreign currency related transactions

As of December 31, 2009, $1,237.0 million of the debt outstanding is denominated in Euros. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2009, the Company had approximately $30.1 million of letters of credit and other bank guarantees, of which $27.4 million will expire in 2009 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $26.4 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

Commitments and Contingencies

See Note 20, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

In accordance with the accounting guidance on determining a goodwill impairment, there is a two-step method.  In the first step, we determine the fair value of each reporting unit (as discussed in the following sentence) and compare that fair value to the carrying value of such reporting unit.  This begins with our estimating the fair value of each reporting unit, which we derive from peer multiples.  Specifically, we base our estimate of the fair value of such reporting unit on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; we refer to this as the peer multiple approach.  The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of our reporting units.  We use EV multiples to the last twelve months Adjusted EBITDA and to the next fiscal year Adjusted EBITDA. We then multiply this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compare it to the carrying value of such reporting unit. If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If our initial review indicates there may be an impairment, we perform a review based on expected future cash flows; we refer to this as the discounted cash flow approach.  For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate.  If the results of the peer multiple approach and the discounted cash flow approach differ materially, we would review the relevant facts and circumstances and make a qualitative assessment to determine the proper weighting. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed.  Specifically, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.  If necessary, we may consult with valuation specialists to assist with our goodwill impairment review.

For the years ended December 31, 2009 and 2007, we did not recognize a goodwill impairment loss as a result of the impairment analysis that was performed.  In the fourth quarter of 2008, we tested the recoverability of goodwill as part of our annual review.  In connection with the determination of fair value of the reporting units, we made significant estimates and assumptions with respect to those reporting units and engaged independent valuation specialists to assist with this review. The first step of our review indicated that the fair values of our Color Pigments and Services, Timber Treatment Chemicals, Clay-based Additives, Titanium Dioxide Pigments, Specialty Compounds and Rubber Chemicals reporting units were less than their carrying values.  Accordingly, we were required to complete the second step of the impairment review.  To compute the amount of the impairment, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  Specifically, the Company allocated the fair value of the reporting units to all of the assets, including any unrecognized intangible assets, and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.  The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.  Based on the results of the second step of the impairment review, we determined and recorded goodwill impairment charges in our Color Pigments and Services business ($293.2 million), Timber Treatment Chemicals business ($88.3 million) and Clay-based Additives business ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment, including our Rubber Chemicals business ($105.2 million).  The goodwill impairment charges were attributed to the significant drop in global stock valuations, the substantial reduction in the market valuation of Rockwood and comparable companies, and the continuing negative global economic and market outlook.  In particular, the downturn in the construction industry has had a negative impact on a number of our businesses.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results.  For example, if the Company had applied a 10% reduction in the peer multiples of its reporting units in 2009, no potential goodwill impairment would exist at any of our reporting units. In 2008, if the Company had applied a 10% reduction in the peer multiples of the reporting units that were not impaired, there may have been an additional potential goodwill impairment in two of our reporting units. In 2007, if the Company had applied a 10% reduction in all peer multiples for all reporting units, no potential goodwill impairment would exist at any of our reporting units, except for one reporting unit for which there may have been a potential impairment. As noted above, if we had discovered such a potential impairment, we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years, which might have resulted in a different impairment assessment.

Prior to completing the assessment of goodwill for impairment during the fourth quarter of 2008, we performed a recoverability test of certain long-lived assets. As a result, we concluded that there was no impairment of those assets in the fourth quarter of 2008.

Business Combinations.   We account for business combinations using the purchase method of accounting. Under the purchase method of accounting, we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

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

•                  The fair value of identifiable intangible assets such as patents and other intellectual property, customer lists, and trademarks, can be estimated by discounted cash flow and return on royalties. The process utilized to identify intangible assets is consistent with the requirements of the accounting guidance on business combinations. When considered material, we have engaged an independent appraiser to assist us in the identification of intangible assets acquired, valuation of such assets and determination of the estimated useful life. An independent appraiser, with management’s oversight and input, is required to make judgments and estimates that could cause such appraisals to differ from those of other appraisal experts.

•                  In order to determine the fair value of intangible assets and other long term assets, a discount rate and royalty rate are determined in conjunction with our independent appraiser. The royalty rate is based on professional judgment taking into consideration the type of product, market and perceived strength. The discount rate and royalty rate have a material impact on the determination of the fair value.

•                  Purchase accounting often involves the same critical estimates that are required in our ordinary course of business including estimates of deferred tax assets or liabilities, pension liabilities, restructuring liabilities and legal and environmental reserves.

Goodwill is an intangible asset that represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. While goodwill itself does not represent an estimate, we must assign goodwill to one or more reporting units. Allocation of goodwill to reporting units requires judgments about the relative fair values of reporting units including the fair value of their identifiable assets and estimates as to the present value of future cash flows expected from the reporting units as adjusted by weighted average and/or risk-adjusted costs of capital. Goodwill is assessed for impairment at least annually.

Some of our business combinations have complex terms that may result in conflicting claims between buyers and sellers concerning the purchase price itself. Management is required to assess the probability and amount (or range of amounts) of such claims, and, where possible, determine the most likely amount due.

Legal Matters.  We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience at assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $55.1 million for known environmental liabilities as of December 31, 2009. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Note 20, “Commitments and Contingencies.”

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

For example, we have accrued liabilities of $7.5 million as of December 31, 2009 to cover restructuring liabilities for employee severance, facility closure and relocation costs. The portion of this accrued liability that was recorded as part of purchase accounting is not charged to operations, but was recorded as part of goodwill. In the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

We have cumulative net operating loss carry forwards in the U.S., Germany and China for which we have reserved. The valuation allowance also includes certain states in the U.S. as we have concluded realizability of these net operating loss carryforwards is not more likely than not. We have not recorded valuation allowances on a significant portion of our German net operating loss carryforwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carryforward period is indefinite.

We consider future taxable income and other available evidence when assessing the need for a valuation allowance. Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, the relative significance of cumulative losses be addressed. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2009, 2008 and 2007, and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence.

The worldwide valuation allowance increased by $48.2 million to $132.9 million at December 31, 2009. Of this amount, $34.4 million was a charge to income tax expense relating primarily to net operating losses and $13.8 million primarily represents an increase to other comprehensive income.

As of December 31, 2009, we had three years of net cumulative losses in the U.K.  As such, we evaluated the realizability of the net deferred tax assets of $23.5 million related to our U.K. entities. For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture), the Company’s policy is to determine its need for a valuation allowance on deferred tax assets, if any, by calculating an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary. The steady-state calculation includes management assumptions that relate to the appropriateness of certain items, such as, including permanent cost savings which have been/are being implemented and excluding one-time items.

In accordance with this policy, we calculated the average annual income before taxes in the U.K. on a steady-state normalized basis.  We continue to be profitable on a normalized basis. We additionally considered the nature of the U.K. net deferred tax assets which includes unused tax depreciation (“capital allowances” in the U.K.). Under U.K. law, this tax attribute can be utilized indefinitely. Accordingly, we concluded that given the level of profitability and given their unlimited life, these assets should more likely than not be realizable as of December 31, 2009 in the U.K. and therefore no valuation allowance was recorded as of such date.

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

During the first quarter of 2007, the Company adopted a standard that clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. As part of the adoption of this standard, we evaluated all tax positions taken including the existing tax liabilities recorded in accordance with the accounting guidance for contingencies, and evaluated whether such tax positions would more-likely-than-not be sustained upon examination, based on the technical merits of the position.  If the position met the more-likely-than-not threshold test, we estimated the amount of the benefit that would be more than 50% likely to be sustained upon ultimate settlement. The estimate includes management’s judgment of the  amounts and probabilities of outcomes that could be realized upon ultimate settlement, taking into account all facts, circumstances, and information available at the reporting date.

Although we have a full valuation allowance on the U.S. net deferred tax assets and certain U.S. states, we have evaluated the U.S. positions as well as foreign positions. Liabilities associated with positions taken as part of purchase accounting have been recorded as part of goodwill. Based on our year-end analysis, we have recorded unrecognized tax benefits of $39.1 million (excluding interest and penalties) on a gross basis.  The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations.  As such, actual results will differ from our estimates.

In accordance with our policy, we have offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carry forwards. On a net basis, we have recorded unrecognized tax benefits of $19.8 million (excluding interest and penalties) as of December 31, 2009.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $0.3 million in 2009.

Stock-Based Compensation.  We have a stock-based compensation plan which includes stock options, restricted stock and other stock-based awards. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 14, “Stock-Based Compensation,” for a complete discussion of our stock-based compensation programs. In accordance with the accounting guidance on stock compensation, we record stock-compensation expense associated with our equity awards. The accounting for stock compensation is a critical accounting estimate, which requires judgments and assumptions that have an impact on our financial statements.

The fair value of our stock options are estimated on the date of grant using the Black-Scholes option pricing model, which includes assumptions of expected term, expected volatility and risk-free rates. Changes in these assumptions can affect the fair value estimate. The fair value of our performance restricted stock units is estimated on the date of grant based on the closing market price of our stock. These performance-based equity awards require management to make assumptions regarding the likelihood of achieving company-performance goals, which in turn impacts our compensation expense.  In addition, the recognition of expense is only recorded for awards that will eventually vest. This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures.  Our forfeiture rates are based upon historical share-based equity award cancellations.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.  However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense. A 10% change in our stock-based compensation expense for the year ended December 31, 2009, would have affected net income by approximately $0.4 million for the year ended December 31, 2009.

Pensions, Postemployment and Postretirement Costs. In connection with prior year acquisitions, particularly the KKR and Dynamit Nobel acquisition, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR acquisition, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our consolidated financial statements. Defined benefit costs and liabilities and postretirement benefit costs and liabilities have been determined in accordance with the accounting guidance for retirement benefits.  Postemployment benefit costs and liabilities have been determined in accordance with the accounting guidance for nonretirement postemployment benefits.

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

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2009. The estimates were based on inquiries of all plan actuaries. The December 31, 2009 funded status and stockholders’ equity are affected by assumptions as of December 31, 2009 while 2009 annual pension expense is affected by December 31, 2008 assumptions:

	As of December 31, 2009
($ in millions)	U.S. Plans	Non-U.S. Plans		2009 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.0	$21.5	$(22.5)	$(1.2)
-25 basis points	(1.0)	(22.6)	23.6	1.0

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

Useful lives of Plant and Equipment. We determine the estimated useful lives and related depreciation charges for our plant and equipment. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives generally range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. To the extent actual lives are less than previously estimated lives, we will increase our depreciation charge or will write-off or write-down obsolete assets.

To the extent that our plant and equipment actual useful lives differ from management’s estimates by 10%, consolidated net income would be an estimated $20.2 million higher/lower based upon 2009 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

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

To the extent that the actual useful lives of our other intangible assets differ from management’s estimates by 10%, consolidated net income would be an estimated $8.1 million higher/lower based upon 2009 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” section in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

($ in millions, except per share amounts)	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter
2009
Net sales	$660.0	$730.4	$786.2	$786.3
Gross profit	182.1	203.2	231.2	238.7

Amounts attributable to Rockwood Holdings, Inc.:
(Loss) income from continuing operations	$(3.8)	$0.6	$10.2	$11.3
Income (loss) from discontinued operations	2.3	1.1	(0.1)	(0.5)
Net (loss) income	$(1.5)	$1.7	$10.1	$10.8

Basic (loss) earnings per share attributable to Rockwood Holdings, Inc.:
Basic (loss) earnings from continuing operations	$(0.05)	$0.01	$0.14	$0.15
Basic earnings from discontinued operations	0.03	0.01	—	—
Basic (loss) earnings per share	$(0.02)	$0.02	$0.14	$0.15

Diluted (loss) earnings per share attributable to Rockwood Holdings, Inc.:
Diluted (loss) earnings from continuing operations	$(0.05)	$0.01	$0.14	$0.15
Diluted earnings (loss) from discontinued operations	0.03	0.01	(0.01)	(0.01)
Diluted (loss) earnings per share	$(0.02)	$0.02	$0.13	$0.14

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (d)
2008
Net sales	$843.8	$923.2	$880.8	$732.3
Gross profit	272.5	283.3	257.5	201.0

Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$28.7	$75.6	$(4.8)	$(734.1)
(Loss) income from discontinued operations	(1.0)	2.4	1.5	0.4
Gain on sale of discontinued operations, net of tax	—	—	—	42.9
Net income (loss)	$27.7	$78.0	$(3.3)	$(690.8)

Basic earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Basic earnings (loss) from continuing operations	$0.39	$1.02	$(0.06)	$(9.91)
Basic (loss) earnings from discontinued operations	(0.02)	0.04	0.02	0.58
Basic earnings (loss) per share	$0.37	$1.06	$(0.04)	$(9.33)

Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Diluted earnings (loss) from continuing operations	$0.37	$0.98	$(0.06)	$(9.91)
Diluted (loss) earnings from discontinued operations	(0.01)	0.03	0.02	0.58
Diluted earnings (loss) per share	$0.36	$1.01	$(0.04)	$(9.33)

(a)                In the first quarter of 2009, we recorded a net gain of $2.2 million on the early extinguishment of debt related to a discount of $3.6 million due to the repurchase of $15.5 million of our senior subordinated notes due in 2014, partially offset by the write-off of $1.4 million of deferred financing costs.

(b)               In the second quarter of 2009, we recorded a loss on early extinguishment of debt, net of $27.9 million primarily related to the amendment of our senior secured credit facility in June 2009.  This included the write-off of deferred financing costs of $19.5 million and $11.1 million of lender fees.  This was partially offset by a discount of $2.7 million related to the repurchase of $137.7 million in aggregate principal amount of our Euro-denominated 2014 Notes.

(c)                In the third quarter of 2009, we recorded a loss on early extinguishment of debt, net of $0.9 million primarily related to lender fees to extend the maturity of our revolving credit facility.

(d)               Results in the fourth quarter of 2008 include a goodwill impairment charge of $809.5 million ($675.7 million net of tax and noncontrolling interest) and a gain of $42.9 million (net of tax) primarily related to the sale of the pool and spa chemicals business on October 10, 2008.  In addition, we redeemed €11.0 million of our 2014 Notes at a discount in the fourth quarter of 2008 and recorded a gain of $4.0 million.

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

Interest Rate Risk

We had $1,186.9 million (a portion of which is subject to a Libor or Euribor floor of 2.00%) and $699.5 million of variable rate debt (after hedging) outstanding as of December 31, 2009 and 2008, respectively, at the then applicable exchange rate. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate (with the senior secured revolving credit facility subject to a Libor or Euribor floor of 2.00%). As of December 31, 2009, we had €10.0 million ($14.3 million) outstanding under the Titanium Dioxide Pigments venture revolving credit facility. There were no outstanding borrowings under the senior secured revolving credit facility as of December 31, 2009. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. In November 2009, a contract covering a notional amount of $200.0 million matured and contracts covering notional amounts of $410.0 million were terminated resulting in a payment of $31.1 million.  As of December 31, 2009, the remaining contracts cover notional amounts of €482.2 million (at interest rates ranging from 2.995% to 4.416%).  As of December 31, 2008, the contracts covered notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €499.9 million (at interest rates ranging from 2.995% to 4.416%). The derivative contracts as of December 31, 2009 effectively convert a portion of the senior secured credit obligations and a portion of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These hedges will mature between December 2010 and July 2012. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Consolidated Statements of Operations. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual interest expense by $1.5 million and $0.9 million in 2009 and 2008, respectively.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 52% of our net sales in 2009 generated from customers in Europe, 27% in North America (predominantly in the United States) and 21% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information.” Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and Euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. Approximately 56% of our 2009 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

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

In December 2008, we entered into foreign currency forward contracts to manage our exposure to fluctuations in currency rates on third-party sales denominated in a currency other than the functional currency of the legal entity. These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions for twelve months. We hedged such exposures with foreign currency forward contracts denominated in the same currency and with similar terms as the underlying exposure. Therefore, the instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. As a result, any foreign currency gains or losses related to changes in the fair value of the derivative is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.  See discussion of derivative contracts under Note 5, “Derivatives” for further details.

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of December 31, 2009 and 2008, our total euro-denominated debt equaled €863.8 million ($1,237.0 million) and €1,069.2 million ($1,493.8 million), respectively. A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $8.6 million and $10.7 million in 2009 and 2008, respectively, the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other expenses, net” in our statement of operations and “accumulated other comprehensive income” in our balance sheet.

In connection with the offering of the 2014 Notes, we entered into a cross-currency interest rate swap in November 2004 with a notional amount of €155.6 million that effectively converted the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt.  The Company paid $32.9 million in connection with the settlement of this cross-currency swap in November 2009. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations.  In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €103.1 million at December 31, 2009; $147.6 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials, such as copper and zinc. We have not materially hedged this commodity price exposure to date.  In March 2008, we entered into derivative contracts in our Titanium Dioxide Pigments segment to protect a portion of our exposure to movements in certain raw materials prices.  These contracts expired in November 2008.  We elected not to apply hedge accounting for these derivative contracts and recorded the mark-to-market of these contracts in cost of products sold in our Consolidated Statements of Operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 26, 2010

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year ended December 31,
	2009	2008	2007
Net sales	$2,962.9	$3,380.1	$3,065.2
Cost of products sold	2,107.7	2,365.8	2,089.1
Gross profit	855.2	1,014.3	976.1
Selling, general and administrative expenses	614.1	661.3	597.6
Impairment charges	—	809.5	—
Restructuring and other severance costs	20.8	35.3	12.0
Loss (gain) on sale of assets and other	0.5	(2.4)	(4.7)
Operating income (loss)	219.8	(489.4)	371.2
Other expenses, net:
Interest expense (a)	(180.2)	(231.1)	(219.3)
Interest income	2.1	6.0	11.5
(Loss) gain on early extinguishment of debt	(26.6)	4.0	(18.6)
Refinancing expenses	—	—	(0.9)
Foreign exchange gain (loss), net	16.0	(32.3)	7.8
Other, net	0.6	0.7	—
Other expenses, net	(188.1)	(252.7)	(219.5)
Income (loss) from continuing operations before taxes	31.7	(742.1)	151.7
Income tax provision (benefit)	17.2	(23.9)	62.3
Income (loss) from continuing operations	14.5	(718.2)	89.4
Income from discontinued operations, net of tax	2.8	3.3	25.3
Gain on sale of discontinued operations, net of tax	—	42.9	210.4
Net income (loss)	17.3	(672.0)	325.1
Net loss (income) attributable to noncontrolling interest	3.8	83.6	(8.0)
Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1

Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$18.3	$(634.6)	$81.5
Income from discontinued operations	2.8	46.2	235.6
Net income (loss)	$21.1	$(588.4)	$317.1

Basic earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.25	$(8.58)	$1.10
Earnings from discontinued operations	0.03	0.63	3.20
Basic earnings (loss) per share	$0.28	$(7.95)	$4.30

Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.24	$(8.58)	$1.07
Earnings from discontinued operations	0.04	0.63	3.09
Diluted earnings (loss) per share	$0.28	$(7.95)	$4.16

Weighted average number of basic shares outstanding	74,096	73,983	73,817
Weighted average number of diluted shares outstanding	74,851	73,983	76,279

(a) Interest expense includes:
Interest expense on debt	$(176.2)	$(170.0)	$(177.9)
Mark-to-market gains (losses) on interest rate swaps	3.9	(51.5)	(32.2)
Deferred financing costs	(7.9)	(9.6)	(9.2)
Total	$(180.2)	$(231.1)	$(219.3)

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$300.5	$468.7
Accounts receivable, net	450.4	464.6
Inventories	517.0	641.0
Deferred income taxes	12.5	22.1
Prepaid expenses and other current assets	66.5	65.9
Total current assets	1,346.9	1,662.3
Property, plant and equipment, net	1,702.5	1,752.2
Goodwill	939.2	917.8
Other intangible assets, net	704.7	754.8
Deferred debt issuance costs, net of accumulated amortization of $10.8 and $39.2, respectively	26.0	39.1
Deferred income taxes	24.9	11.6
Other assets	37.5	39.5
Total assets	$4,781.7	$5,177.3
LIABILITIES
Current liabilities:
Accounts payable	$237.3	$260.8
Income taxes payable	11.5	4.1
Accrued compensation	77.7	92.6
Restructuring liability	7.5	18.9
Accrued expenses and other current liabilities	149.4	198.5
Deferred income taxes	2.6	9.0
Long-term debt, current portion	94.2	90.9
Total current liabilities	580.2	674.8
Long-term debt	2,434.1	2,720.3
Pension and related liabilities	410.1	352.0
Deferred income taxes	69.1	97.6
Other liabilities	145.9	191.6
Total liabilities	3,639.4	4,036.3
Restricted stock units	1.5	2.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 74,259 shares issued and 74,165 shares outstanding at December 31, 2009; 400,000 shares authorized, 74,155 shares issued and 74,061 shares outstanding at December 31, 2008)	0.7	0.7
Paid-in capital	1,169.2	1,163.5
Accumulated other comprehensive income	204.5	204.0
Accumulated deficit	(522.2)	(543.3)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	850.8	823.5
Noncontrolling interest	290.0	315.4
Total equity	1,140.8	1,138.9
Total liabilities and equity	$4,781.7	$5,177.3

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17.3	$(672.0)	$325.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(2.8)	(3.3)	(25.3)
Gain on sale of discontinued operations, net of tax	—	(42.9)	(210.4)
Depreciation and amortization	283.0	258.9	211.7
Deferred financing costs amortization	7.9	9.6	9.2
Loss (gain) on early extinguishment of debt (a)	26.6	(4.0)	18.6
Foreign exchange (gain) loss, net	(16.0)	32.3	(7.8)
Fair value adjustment of derivatives	(3.9)	51.5	32.2
Bad debt provision	0.5	3.4	(1.3)
Acquired in-process research and development	—	2.9	—
Stock-based compensation	4.7	4.1	3.9
Deferred income taxes	(14.5)	(64.5)	29.0
Impairment charges	—	809.5	—
Loss (gain) on sale of assets and other	1.0	0.7	(4.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	26.1	36.8	7.1
Inventories	133.5	(66.8)	(34.5)
Prepaid expenses and other assets	0.3	10.5	(18.5)
Accounts payable	(21.9)	(52.1)	1.6
Income taxes payable	5.4	(1.4)	(6.4)
Accrued expenses and other liabilities	(77.6)	(28.6)	0.7
Net cash provided by operating activities of continuing operations	369.6	284.6	330.2
Net cash provided by operating activities of discontinued operations	—	12.0	38.3
Net cash provided by operating activities	369.6	296.6	368.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash aquired	(6.4)	(226.7)	(240.1)
Post closing purchase price consideration	—	29.8	—
Capital expenditures, excluding capital leases	(154.1)	(224.0)	(193.2)
Cross currency swap settlement	(32.9)	—	—
Proceeds from formation of Viance joint venture, net	—	—	73.0
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	(16.0)	—	—
Proceeds on sale of assets	8.2	9.1	14.2
Net cash used in investing activities of continuing operations	(201.2)	(411.8)	(346.1)
Net cash (used in) provided by investing activities of discontinued operations, including net sale proceeds of $122.0 and $731.7 in 2008 and 2007, respectively	(3.1)	116.3	723.7
Net cash (used in) provided by investing activities	(204.3)	(295.5)	377.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.0	2.3	1.5
Repayment of 2011 Notes	—	—	(273.4)
Prepayment of 2014 Notes	(146.8)	(10.2)	—
Proceeds from Titanium Dioxide Pigments revolving credit facility	14.1	—
Prepayment of senior secured debt	(102.3)	—	—
Repayment of senior secured debt	(56.5)	(68.7)	(57.1)
Repayment of senior secured debt revolver	—	—	(37.0)
Payments on other long-term debt	(5.5)	(30.9)	(24.1)
Deferred financing costs	(14.9)	(5.0)	—
Fees related to early extinguishment of debt	(12.0)	—	(14.5)
Loan from Viance noncontrolling shareholder	2.0	—	—
Titanium Dioxide Pigments venture financing	—	362.5	—
Payment of assumed debt to Titanium Dioxide Pigments noncontrolling shareholder	—	(141.4)	—
Distribution to noncontrolling shareholder	—	(3.9)	(7.2)
Net cash (used in) provided by financing activities of continuing operations	(320.9)	104.7	(411.8)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(320.9)	104.7	(411.8)
Effect of exchange rate changes on cash and cash equivalents	(12.6)	12.8	(10.3)
Net (decrease) increase in cash and cash equivalents	(168.2)	118.6	324.0
Less increase in cash and cash equivalents from discontinued operations, net (b)	—	—	(1.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(168.2)	118.6	322.4
Cash and cash equivalents of continuing operations, beginning of period	468.7	350.1	27.7
Cash and cash equivalents of continuing operations, end of period	$300.5	$468.7	$350.1

(a) Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $12.0, partially offset  by a discount on the prepayment of the 2014 Notes of $6.3.

(b) Excludes net sale proceeds of $122.0 and intercompany transfers of $6.3 for the year ended December 31, 2008. Excludes net sale proceeds of $731.7 and intercompany transfers of $28.7 for the year ended December 31, 2007.

Supplemental disclosures of cash flow information:
Interest paid	$164.3	$167.3	$174.4
Income taxes paid, net of refunds	26.0	41.9	39.8
Non-cash investing activities:
Titanium Dioxide Pigments venture formation, net	—	246.0	—
Acquisition of capital equipment	17.6	22.7	24.7
Fees related to early extinguishment of debt	0.4	—	—

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions; shares in thousands)

			Rockwood Holdings, Inc. Stockholders’ Equity
						Accumulated
						Other	Retained	Treasury
		Comprehensive	Common Stock		Paid-in	Comprehensive	Earnings	Stock		Noncontrolling
	Total	Income (Loss)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Interest
Balance, January 1, 2007	$1,154.1		73,785	$0.7	$1,151.8	$234.0	$(264.6)	94	$(1.4)	$33.6
Issuance of common stock	1.5		110	—	1.5	—	—	—	—	—
Deferred compensation	4.7		—	—	4.7	—	—	—	—	—
Acquisition of noncontrolling interest in subsidiaries	173.2		—	—	—	—	—	—	—	173.2
Sale of noncontrolling interest in subsidiaries	(33.4)		—	—	—	—	—	—	—	(33.4)
Distribution to noncontrolling shareholder	(7.2)		—	—	—	—	—	—	—	(7.2)
Restricted stock units	(1.8)		—	—	(1.8)	—	—	—	—	—
Pension related adjustments, net of tax	36.7	36.7	—	—	—	36.7	—	—	—	—
Effect of adoption of FIN No. 48	(7.4)	(7.4)	—	—	—	—	(7.4)	—	—	—
Foreign currency translation	178.7	178.7	—	—	—	177.6	—	—	—	1.1
Sales of investments in foreign entities, primarily Electronics business	(35.8)	(35.8)	—	—	—	(35.8)	—	—	—	—
Intercompany foreign currency loans	66.8	66.8	—	—	—	66.8	—	—	—	—
Net investment hedges, net of tax	(108.3)	(108.3)	—	—	—	(108.3)	—	—	—	—
Net income	325.1	325.1	—	—	—	—	317.1	—	—	8.0
Comprehensive income		$455.8
Balance, December 31, 2007	1,746.9		73,895	0.7	1,156.2	371.0	45.1	94	(1.4)	175.3
Issuance of common stock	2.3		166	—	2.3	—	—	—	—	—
Deferred compensation	5.3		—	—	5.3	—	—	—	—	—
Acquisition of noncontrolling interest in subsidiaries	239.9		—	—	—	—	—	—	—	239.9
Distribution to noncontrolling shareholder	(3.9)		—	—	—	—	—	—	—	(3.9)
Restricted stock units	(0.3)		—	—	(0.3)	—	—	—	—	—
Pension related adjustments, net of tax	(27.9)	(27.9)	—	—	—	(27.9)	—	—	—	—
Foreign currency translation	(158.3)	(158.3)	—	—	—	(146.0)	—	—	—	(12.3)
Intercompany foreign currency loans	(32.2)	(32.2)	—	—	—	(32.2)	—	—	—	—
Net investment hedges, net of tax	38.9	38.9	—	—	—	38.9	—	—	—	—
Cash flow hedges, net of tax	0.2	0.2	—	—	—	0.2	—	—	—	—
Net loss	(672.0)	(672.0)	—	—	—	—	(588.4)	—	—	(83.6)
Comprehensive loss		$(851.3)
Balance, December 31, 2008	1,138.9		74,061	0.7	1,163.5	204.0	(543.3)	94	(1.4)	315.4
Issuance of common stock	1.0		104	—	1.0	—	—	—	—	—
Deferred compensation	4.1		—	—	4.1	—	—	—	—	—
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	(16.5)		—	—	—	—	—	—	—	(16.5)
Restricted stock units	0.6		—	—	0.6	—	—	—	—	—
Pension related adjustments, net of tax	(31.4)	(31.4)	—	—	—	(24.4)	—	—	—	(7.0)
Foreign currency translation	49.5	49.5	—	—	—	47.6	—	—	—	1.9
Intercompany foreign currency loans	15.6	15.6	—	—	—	15.6	—	—	—	—
Net investment hedges, net of tax	(37.9)	(37.9)	—	—	—	(37.9)	—	—	—	—
Cash flow hedges, net of tax	(0.4)	(0.4)	—	—	—	(0.4)	—	—	—	—
Net income (loss)	17.3	17.3	—	—	—	—	21.1	—	—	(3.8)
Comprehensive income		$12.7
Balance, December 31, 2009	$1,140.8		74,165	$0.7	$1,169.2	$204.5	$(522.2)	94	$(1.4)	$290.0

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focus on specialty compounds, iron-oxide pigments, timber treatment chemicals and clay-based additives. On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (“GEA Group”). The remaining businesses acquired are focused on highly specialized markets and consist of surface treatment and lithium chemicals, advanced ceramics and titanium dioxide pigments. Effective November 2007, affiliates of KKR control less than a majority of the voting power of the Company’s outstanding common stock.

Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The Company’s noncontrolling interest in continuing operations represents the total of the noncontrolling party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned. On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company (a subsidiary of The Dow Chemical Company) completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry.  The Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.  At December 31, 2009 and 2008, the Viance, LLC joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the Company.  The net assets of the Viance, LLC joint venture included in the Consolidated Balance Sheets of the Company were $85.4 million and $87.5 million at December 31, 2009 and 2008, respectively, and were primarily related to identifiable intangible assets. All intercompany accounts, balances and transactions have been eliminated.

The Company completed a Titanium Dioxide Pigments venture with Kemira in September 2008.  The Company has consolidated this venture and has reported Kemira’s interest as noncontrolling interest in the consolidated financial statements. This entity did not meet the definition of a variable interest entity, and therefore was consolidated.  See Note 4, “Acquisitions,” for further details.

Unless otherwise noted, all balance sheet items as of December 31, 2009 which are denominated in Euros are converted at the December 31, 2009 exchange rate of €1.00 = $1.4321.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its five reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals and clay-based additives, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components and (5) Specialty Compounds, which consists of plastic and rubber compounds. See Note 3, “Segment Information,” for further details.

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

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and OEM customers, with the largest concentration in Europe and the United States. No single customer accounted for more than 2% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts.

Accounts Receivable—The allowance for doubtful accounts is estimated at each reporting date based on factors such as receivable age, customer liquidity status and previous write-off history. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Credit insurance is maintained by certain of the Company’s businesses. An allowance is maintained for aggregate expected credit losses. Write-offs are charged to the allowance when taken, net of recoveries. Allowance for doubtful account activity is as follows:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Balance, January 1	$10.8	$8.6	$8.6
Additions charged to expense	2.8	4.5	0.5
Write-offs, net of recoveries	(2.3)	(1.1)	(1.8)
Other	1.5	(1.2)	1.3
Balance, December 31	$12.8	$10.8	$8.6

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

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2009, 2008 and 2007, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2009 and 2008.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of December 31, 2009, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €581.0 million ($832.1 million) of intercompany loans.

Advertising—The Company expenses advertising costs as incurred.

Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $46.4 million, $51.7 million and $44.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives generally range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 8, “Property, Plant and Equipment.”

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

The Company classifies depreciation and amortization in its Consolidated Statements of Operations consistent with the utilization of the underlying assets as follows:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Cost of products sold	$185.9	$161.9	$129.5
Selling, general and administrative expenses (a)	97.1	97.0	82.2
Total depreciation and amortization	$283.0	$258.9	$211.7

(a)                Primarily consists of amortization costs.

Gain/Loss on Early Extinguishment of Debt— In 2009, the Company recorded a loss on early extinguishment of debt of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.  In 2008, the Company redeemed €11.0 million of its 2014 Notes at a discount and recorded a gain of $4.0 million. In 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes.

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

In accordance with the accounting guidance for determining a goodwill impairment, there is a two-step method.  In the first step, the Company determines the fair value of each reporting unit (as discussed in the following sentence) and compares that fair value to the carrying value of such reporting unit.  This begins with estimating the fair value of each reporting unit, which is derived from peer multiples.  Specifically, the estimate of the fair value of such reporting unit is based on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; this is the peer multiple approach.  The Company uses EV multiples to the last twelve months Adjusted EBITDA and to the next fiscal year Adjusted EBITDA.  The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of the reporting units.  The Company then multiplies this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compares it to the carrying value of such reporting unit.  If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If the initial review indicates there may be an impairment, a review based on expected future cash flows is performed; this is the discounted cash flow approach.  For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate.  If the results of the peer multiple approach and the discounted cash flow approach differ materially, the relevant facts and circumstances are reviewed and a qualitative assessment is made to determine the proper weighting.  If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.  If necessary, the Company may consult with valuation specialists to assist with its goodwill impairment review.

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

In the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $809.5 million. See Note 9, “Goodwill,” for further details.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 5, “Derivatives,” and Note 6, “Fair Value Measurements.”

Derivatives— All derivatives are recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See “Comprehensive Income” section of Note 1 and Note 19, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment and cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs— Defined benefit costs and liabilities and Postretirement benefit costs and liabilities have been determined in accordance with accounting standards for retirement benefits.  Postemployment benefit costs and liabilities have been determined in accordance with accounting standards for nonretirement postemployment benefits.  See Note 15, “Employee Benefit Plans,” for further details.

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each.

Credit Suisse Securities (USA) LLC (“Credit Suisse”), an affiliate of DLJMB, served as an underwriter in the secondary offering of the Company’s common stock by certain selling stockholders in November 2007 and June 2008. The Company did not receive any proceeds in these offerings or pay any commissions.  Also, from time to time, Credit Suisse provides the Company with services in connection with certain transactions. For example, the Company paid fees of $15.5 million in 2009 related to the amendment of its senior secured credit agreement, $0.5 million in 2008 primarily in connection with the Titanium Dioxide Pigments venture completed in September 2008 and $3.2 million in 2007 for advice primarily related to the sale of the Electronics business.

As part of the Titanium Dioxide Pigments venture with Kemira that was completed in September 2008, the venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. The venture purchased $31.2 million and $13.4 million, respectively, of energy from Kemira during 2009 and 2008. As of December 31, 2009 and 2008, $2.8 million and $9.4 million, respectively, was due to Kemira, for energy purchases. In 2009, the venture also made a contractual advance of $16.0 million in connection with this agreement. Minimum annual payments under the energy agreement are approximately $17.2 million per year. In connection with this arrangement, the venture has approximately $30.7 million of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $5.4 million at December 31, 2009. Interest is imputed at an effective rate of 8.96%.

As part of the Titanium Dioxide Pigments venture with Kemira, the venture has a supply agreement for the sale of certain raw materials to Kemira that are manufactured by the venture. The term of this contract expires in December 2015. Transactions between the Titanium Dioxide Pigments venture and Kemira consisted of sales to Kemira of $2.8 million and $0.5 million in 2009 and 2008, respectively, and amounts due from Kemira of $0.2 million and $0.2 million at December 31, 2009 and 2008, respectively. In addition, there were sales from the Titanium Dioxide Pigments venture to companies owned by Kemira of $11.1 million and $5.8 million during 2009 and 2008, respectively, of which $0.1 million and $1.7 million was due to the venture at December 31, 2009 and 2008, respectively.

As part of the Viance, LLC joint venture, the Company’s CSI subsidiary within the Timber Treatment Chemicals business and The Dow Chemical Company (“Dow”) entered into certain related party transactions.  Viance, LLC does not own manufacturing facilities, and as a result, relies on the members of the joint venture to provide substantially all product and distribution requirements. In addition, the members sell products to Viance, LLC.  Transactions between Viance, LLC and Dow amounted to: purchases from Dow of $5.0 million, $9.2 million and $8.2 million in 2009, 2008 and 2007, respectively, and sales to Dow of $0.3 million, $0.5 million and $2.7 million in 2009, 2008 and 2007, respectively.  Amounts due to Dow totaled $0.6 million and $3.0 million at December 31, 2009 and 2008, respectively.

Income Taxes— Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested.

The accounting for uncertainty in income taxes recognized in an entity’s financial statements and the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return were clarified in an accounting standard adopted in January 2007. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to not be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment and cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt. See Note 19, “Accumulated Other Comprehensive Income.”

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

The Company granted additional stock options and restricted stock units in 2009, 2008 and 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of December 31, 2009 and 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Consolidated Balance Sheets.

Recent Accounting Pronouncements—The Company adopted the following accounting pronouncements:

In December 2007, the FASB issued a statement that establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In December 2007, the FASB issued a statement that pertains to the accounting and reporting for minority interests. Minority Interests were recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was adopted as of January 1, 2009 and primarily relates to the Company’s Viance, LLC joint venture and Titanium Dioxide Pigments venture.

In February 2008, the FASB issued a statement that delayed the effective date of a previous statement on fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company applied the provisions of this statement on January 1, 2009, and this statement did not have a material impact on its financial statements.

In March 2008, the FASB issued a statement that changed the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this statement on January 1, 2009. See Note 5, “Derivatives,” for the disclosure requirements of this new statement.

In April 2008, the FASB issued a statement that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this statement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This statement is effective for recognized intangible assets acquired after January 1, 2009 and did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued a statement that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This includes disclosing objectives about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this statement are effective beginning with the Company’s 2009 Form 10-K.  See Note 15, “Employee Benefit Plans,” for the disclosure requirements of this new statement.

In April 2009, the FASB issued a statement that addressed application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This statement was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In April 2009, the FASB issued a statement that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This statement was effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and did not have a material impact on its financial statements.

In June 2009, the FASB issued a statement that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets and will require additional disclosures. This Statement is effective for financial asset transfers occurring after January 1, 2010 for the Company. The Company does not expect this statement to have a material impact on its financial statements.

In June 2009, the FASB issued a statement that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest entity or interests give it a controlling financial interest in a variable interest entity. It also will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This

Statement is effective for the Company as of January 1, 2010.  The Company does not expect this statement to have a material impact on its financial statements.

In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. The Codification does not change current GAAP. Instead, it introduces a new structure that reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting Topics. The Codification supersedes all accounting standards in existing FASB, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”), and related standards. This Codification was effective for the Company’s financial statements beginning with its Form 10-Q for the period ended September 30, 2009.

In August 2009, the FASB issued an accounting update that provides clarification for the fair value measurement of liabilities and provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. This update was effective for the Company in its fourth quarter beginning October 1, 2009. The adoption of this update did not have a material impact on the financial statements.

In September 2009, the FASB issued an accounting update that addressed the need for additional implementation guidance on accounting for uncertainty in income taxes. This update was effective for the Company’s financial statements beginning with its Form 10-Q for the period ended September 30, 2009. The adoption of this update did not have a material impact on the financial statements.

In October 2009, the FASB issued an accounting update that addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. In addition, the amendments in this update significantly expand the disclosures related to a vendor’s multiple-deliverable arrangements. This update is effective for the Company in its first quarter beginning January 1, 2011. The Company does not expect this update to have a material impact on its financial statements.

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

For the year ended December 31, 2009, income from discontinued operations, net of tax, was $2.8 million and was primarily related to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business.

Operating results of the discontinued operations of the pool and spa chemicals business for the year ended December 31, 2008 are as follows:

($ in millions)	Total
Net sales	$54.9
Cost of products sold	39.4
Gross profit	15.5
Selling, general and administrative expenses	10.9
Gain on sale of business/assets	(66.3)
Operating income	70.9
Other expenses:
Interest expense	(0.2)
Other expenses	(0.2)
Income before taxes	70.7
Income tax provision	26.9
Net income	$43.8

The Company also recorded a tax gain of $2.4 million related to the sale of Groupe Novasep for the year ended December 31, 2008.

Operating results of the discontinued operations for the year ended December 31, 2007 are as follows:

	Pool and Spa
	Chemicals	Electronics	Groupe
($ in millions)	Business	Business	Novasep	Total
Net sales	$71.2	$201.9	$8.9	$282.0
Cost of products sold	46.1	149.4	7.0	202.5
Gross profit	25.1	52.5	1.9	79.5
Selling, general and administrative expenses	14.1	28.8	1.1	44.0
Gain on sale of business/assets	—	(106.8)	(117.7)	(224.5)
Operating income	11.0	130.5	118.5	260.0
Other expenses, net:
Interest expense	—	—	(0.3)	(0.3)
Interest income	(0.3)	0.8	—	0.5
Loss on early extinguishment of debt	(0.5)	(0.3)	—	(0.8)
Foreign exchange loss, net	—	(0.5)	—	(0.5)
Other expenses, net	(0.8)	—	(0.3)	(1.1)
Income before taxes	10.2	130.5	118.2	258.9
Income tax provision	4.0	17.1	2.1	23.2
Net income	6.2	113.4	116.1	235.7
Net income attributable to noncontrolling interest	—	—	(0.1)	(0.1)
Net income attributable to Rockwood Holdings, Inc.	$6.2	$113.4	$116.0	$235.6

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

Summarized financial information for each of the reportable segments is provided in the following table:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Corporate and other	Consolidated

Year ended December 31, 2009
Net sales	$996.6	$671.5	$666.3	$412.2	$210.7	$5.6	$2,962.9
Total Adjusted EBITDA	245.7	95.1	97.3	107.7	34.0	(39.3)	540.5
Capital expenditures	46.2	26.2	40.6	32.8	5.6	2.7	154.1
Year ended December 31, 2008
Net sales	$1,232.6	$835.6	$534.8	$505.9	$261.5	$9.7	$3,380.1
Total Adjusted EBITDA	313.0	107.1	83.1	150.2	34.0	(48.5)	638.9
Capital expenditures	74.5	45.6	42.5	46.1	9.6	5.7	224.0
Year ended December 31, 2007
Net sales	$1,082.9	$798.5	$442.9	$452.5	$276.6	$11.8	$3,065.2
Total Adjusted EBITDA	262.2	150.7	82.7	128.1	34.3	(55.6)	602.4
Capital expenditures	63.5	37.0	39.2	31.2	17.6	4.7	193.2

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Eliminations (a)	Consolidated
Identifiable assets as of:
December 31, 2009	$2,088.9	$762.7	$945.1	$866.3	$124.9	$323.6	$(329.8)	$4,781.7
December 31, 2008	2,030.9	829.8	990.0	879.9	130.2	541.4	(224.9)	5,177.3

(a)              Amounts contained in the “Eliminations” column represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate and other segment’s identifiable assets.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2009	2008	2007
Net sales:
Germany	$1,176.0	$1,371.0	$1,298.6
Rest of Europe	751.5	799.3	655.1
United States	733.5	890.2	852.5
Rest of World	301.9	319.6	259.0
	$2,962.9	$3,380.1	$3,065.2

The following table presents the Company’s long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2009	2008
Long-lived assets:
Germany	$782.2	$791.5
Rest of Europe	427.7	456.9
United States	275.9	293.4
Rest of World	216.7	210.4
	$1,702.5	$1,752.2

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

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Year ended December 31, 2009
Income (loss) from continuing operations before taxes	$86.5	$(15.0)	$(8.3)	$5.3	$12.2	$(49.0)	$31.7
Interest expense (a)	69.2	31.4	26.3	36.3	10.2	6.8	180.2
Interest income	(0.9)	0.4	(1.7)	(0.2)	—	0.3	(2.1)
Depreciation and amortization	74.1	62.7	77.7	52.0	10.7	5.8	283.0
Restructuring and other severance costs	5.8	6.3	0.1	7.1	0.2	1.3	20.8
Systems/organization establishment expenses	0.7	2.1	3.1	0.3	—	0.1	6.3
Acquisition and disposal costs	0.1	2.7	0.1	—	—	0.1	3.0
Loss on early extinguishment of debt	11.6	2.4	—	7.2	0.8	4.6	26.6
Loss on sale of assets and other	0.3	—	—	0.2	—	—	0.5
Foreign exchange (gain) loss, net	(4.2)	0.1	—	(0.6)	—	(11.3)	(16.0)
Other	2.5	2.0	—	0.1	(0.1)	2.0	6.5
Total Adjusted EBITDA	$245.7	$95.1	$97.3	$107.7	$34.0	$(39.3)	$540.5
Year ended December 31, 2008
Income (loss) from continuing operations before taxes	$166.5	$(470.6)	$(266.3)	$61.3	$(92.8)	$(140.2)	$(742.1)
Interest expense (a)	56.2	30.4	37.9	34.2	9.3	63.1	231.1
Interest income	(1.2)	1.3	(0.2)	(0.2)	(0.5)	(5.2)	(6.0)
Depreciation and amortization	69.7	67.2	56.3	47.0	11.3	7.4	258.9
Impairment charges	—	456.6	247.7	—	105.2	—	809.5
Restructuring and other severance costs	17.2	10.3	0.2	4.5	0.7	2.4	35.3
Systems/organization establishment expenses	2.7	5.1	3.4	0.3	0.4	1.0	12.9
Acquisition and disposal costs	—	0.9	—	—	0.4	0.4	1.7
Inventory write-up charges	0.8	1.5	3.3	1.3	—	—	6.9
Gain on early extinguishment of debt	—	—	—	—	—	(4.0)	(4.0)
(Gain) loss on sale of assets and other	(1.3)	—	1.1	0.1	—	(2.3)	(2.4)
Acquired in-process research and development	—	2.6	—	0.3	—	—	2.9
Foreign exchange loss (gain), net	2.9	0.3	(0.3)	1.4	—	28.0	32.3
Other	(0.5)	1.5	—	—	—	0.9	1.9
Total Adjusted EBITDA	$313.0	$107.1	$83.1	$150.2	$34.0	$(48.5)	$638.9
Year ended December 31, 2007
Income (loss) from continuing operations before taxes	$165.4	$62.5	$6.0	$50.9	$11.8	$(144.9)	$151.7
Interest expense (a)	42.0	19.5	32.4	33.8	9.4	82.2	219.3
Interest income	—	(1.6)	(0.2)	0.3	(0.3)	(9.7)	(11.5)
Depreciation and amortization	54.4	57.6	42.4	40.5	11.2	5.6	211.7
Restructuring and other severance costs	2.6	2.2	—	2.5	—	4.7	12.0
Systems/organization establishment expenses	(0.4)	2.8	—	1.1	0.6	0.1	4.2
Acquisition and disposal costs	0.1	0.1	1.6	—	0.5	—	2.3
Inventory write-up charges	0.1	5.5	—	0.1	—	—	5.7
Loss on early extinguishment of debt	—	1.4	—	—	1.1	16.1	18.6
Refinancing expenses	—	—	—	—	—	0.9	0.9
(Gain) loss on sale of assets and other	(0.2)	0.2	0.5	—	—	(5.2)	(4.7)
Foreign exchange gain, net	(0.6)	(0.2)	—	(1.2)	—	(5.8)	(7.8)
Other	(1.2)	0.7	—	0.1	—	0.4	—
Total Adjusted EBITDA	$262.2	$150.7	$82.7	$128.1	$34.3	$(55.6)	$602.4

(a)                Includes gains (losses) of $3.9 million, $(51.5) million, $(32.2) million for the years ended December 31, 2009, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•	Impairment charges: In the fourth quarter of 2008, the Company recorded goodwill impairment charges of $809.5 million in several businesses (see Note 9, “Goodwill,” for further details).

•

Restructuring and other severance costs:  Charges of $20.8 million, $35.3 million and $12.0 million were recorded in 2009, 2008 and 2007, respectively, for miscellaneous restructuring activities, including facility closures, headcount reductions and severance costs (see Note 18, “Restructuring And Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses:  In 2009, expenses of $6.3 million were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture in September 2008 and the acquisition of the Elementis plc business in the Performance Additives segment in August 2007. In 2008, expenses of $12.9 million were recorded primarily related to the integration of businesses acquired in the Specialty Chemicals, Performance Additives and Titanium Dioxide Pigments segments. In 2007, expenses of $4.2 million were recorded primarily related to the integration of businesses acquired in the Performance Additives and Advanced Ceramics segments.

•                  Acquisition and disposal costs:  Costs of $3.0 million, $1.7 million and $2.3 million were recorded in 2009, 2008 and 2007, respectively, in connection with potential and actual acquisitions and dispositions.

•                  Inventory write-up charges:  All inventories acquired in an acquisition must be revalued to “fair value.” This resulted in a consequential reduction in gross profit of $6.9 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively, as the inventory was sold in the normal course of business. The reduction in 2008 and 2007 primarily related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment and the completion of the Titanium Dioxide Pigments venture in September 2008. The reduction in gross profit in 2007 was primarily related to the acquisition of the Elementis plc business.

•                  (Gain) loss on early extinguishment of debt:  In 2009, the Company recorded a loss on early extinguishment of debt of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.  In 2008, the Company redeemed €11.0 million of the 2014 Notes at a discount and recorded a gain of $4.0 million. In 2007, the Company paid a redemption premium of $14.5 million to redeem long-term debt and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes.

•                  Refinancing expenses:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans.

•                  (Loss) gain on sale of assets and other:  The Company recorded (losses) gains, net of $(0.5) million, $2.4 million and $4.7 million in 2009, 2008 and 2007, respectively, related to asset sales. The Company recorded a loss of $0.5 million for the year ended December 31, 2009 primarily related to the sale of property, plant and equipment within the Specialty Chemicals and Advanced Ceramics segments. The gain recorded in 2008 primarily relates to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004. The gain reported in 2007 primarily relates to the sale of the U.S. wafer reclaim business.

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

•                  Foreign exchange loss (gain):  For 2009, the Company recorded foreign exchange gains of $16.0 million primarily due to the impact of the stronger pound sterling, as well as a stronger euro, as of December 31, 2009 versus December 31, 2008 in connection with non-operating Euro-denominated transactions. For 2008, foreign exchange losses of $32.3 million were recorded primarily due to the impact of the weaker pound sterling as of December 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions. For the year ended December 31, 2007, foreign exchange gains of $7.8 million were recorded primarily related to euro-denominated debt, cash and inter-company loans.

•                  Other:  In 2009, the Company recorded expenses of $6.5 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.  In 2008, the Company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of the Company’s common stock in June 2008.

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

On September 1, 2008, the Company completed the formation of a venture with Kemira that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland. The Company has consolidated this venture and has reported Kemira’s interest as noncontrolling interest in the consolidated financial statements. The Company owns 61% of the venture with Kemira owning the remaining portion. The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million on September 3, 2008 ($362.5 million using a September 3, 2008 exchange rate of $1.4498). The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s noncontrolling shareholder. In addition, the venture obtained a €30.0 million ($43.0 million) revolving credit facility to finance its operations and the venture has other debt of €24.2 million ($34.7 million) from Kemira, primarily due to a defined benefit pension plan. The Company estimates that the potential exposure range for assumed environmental liabilities is from $11.9 million to $23.3 million. At December 31, 2009, $11.9 million of related reserves were recorded.

On September 4, 2008, the Company completed the acquisition of Nalco Holdings, Inc.’s (“Nalco”) Finishing Technologies business for a purchase price of approximately $75.0 million. Nalco’s Finishing Technologies business provides chemicals and services for pre-treating of metal and is part of the Surface Treatment business within the Specialty Chemicals segment.

In addition to the acquisitions described above, the Company had completed other smaller acquisitions in 2008. The purchase price allocation to the net assets acquired for all acquisitions in 2008 was complete as of December 31, 2009.

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

Interest Rate Risk

The Company had $1,186.9 million (a portion of which is subject to a Libor or Euribor floor of 2.00%) and $699.5 million of variable rate debt (after hedging) outstanding as of December 31, 2009 and December 31, 2008, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate (with the senior secured revolving credit facility subject to a Libor or Euribor floor of 2.00%). As of December 31, 2009, the Company had €10.0 million ($14.3 million) outstanding under the Titanium Dioxide Pigments venture revolving credit facility. There were no outstanding borrowings under the senior secured revolving credit facility as of December 31, 2009. Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt.  In November 2009, a contract covering a notional amount of $200.0 million matured and contracts covering notional amounts of $410.0 million were terminated resulting in a payment of $31.1 million. As of December 31, 2009, the remaining contracts cover notional amounts of €482.2 million (at interest rates ranging from 2.995% to 4.416%). As of December 31, 2008, the Company had contracts covering notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €499.9 million (at interest rates ranging from 2.995% to 4.416%). The derivative contracts as of December 31, 2009 effectively convert a portion of the senior secured credit obligations and a portion of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These hedges will mature between December 2010 and July 2012. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Consolidated Statements of Operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration.

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million U.S. dollar borrowings into euro-based obligations at an effective interest rate of Euribor plus 4.00%. As of December 31, 2009 and 2008, the notional amounts of this cross-currency interest rate hedge were $19.1 million and €17.0 million and $19.3 million and €17.0 million, respectively. This contract has a final maturity date of July 2010. The Company has not applied hedge accounting for this cross-currency interest rate swap and has recorded the mark-to-market of this derivative as a component of interest expense in the Consolidated Statements of Operations.

Foreign Currency Risk

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on certain forecasted sales denominated in a currency other than the functional currency of the legal entity.  These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions for twelve months, expiring in December 2009.  The instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transaction not occurring.

In March 2009, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity.  These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions for nine months, expiring in December 2009. The Company has not applied hedge accounting for these foreign currency forward contracts.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term which expired in November 2009 and a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company paid $32.9 million in connection with the settlement of this cross-currency swap. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its Euro-denominated operations. In addition, the Company has designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €103.1 million at December 31, 2009; $147.6 million). In 2009, the Company dedesignated a portion of its euro-denominated debt (€411.0 million). Any foreign currency gains and losses resulting from the designated portion of Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of December 31, 2009.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2009 and 2008:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
		December 31,		December 31,
(in millions)	Balance Sheet Location	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1.1	$—	$—
Cross-currency interest rate swaps - net investment hedge	Accrued expenses and other current liabilities	—	—	—	16.4
Total derivatives designated as hedging instruments		$—	$1.1	$—	$16.4

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$8.8	$6.5
	Other liabilities	—	—	23.5	58.9
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	5.2	0.1
	Other liabilities	—	—	—	4.7
Total derivatives not designated as hedging instruments		$—	$—	$37.5	$70.2
Total derivatives		$—	$1.1	$37.5	$86.6

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the years ended December 31, 2009, 2008 and 2007:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Year ended December 31,
(in millions)	2009	2008	2007
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(0.5)	$0.5	$—

Derivatives and Other Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps - net investment hedge	$(16.5)	$9.1	$(14.9)
Euro-denominated debt	(21.4)	41.6	(93.7)
	$(37.9)	$50.7	$(108.6)

In the year ended December 31, 2009, gains of $0.5 million were reclassified from accumulated other comprehensive income into income. In the years ended December 31, 2008 and 2007, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives			Location of Gain or (Loss)
	Year ended December 31,			Recognized in Income on
(in millions)	2009	2008	2007	Derivatives
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	$4.0	$(51.7)	$(29.8)	Interest expense
Cross-currency interest rate swaps	(0.1)	0.2	(2.4)	Interest expense
	$3.9	$(51.5)	$(32.2)

6. FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of December 31, 2009 and 2008, the assets and liabilities measured at fair value on a recurring basis are derivatives and marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 – Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of December 31, 2009 and 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2009 and 2008:

	As of	Fair Value Measurements
($ in millions)	December 31, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$162.0	$162.0	$—	$—
Total assets at fair value	$162.0	$162.0	$—	$—

Liabilities
Interest rate swaps (b)	$32.3	$—	$32.3	$—
Cross-currency interest rate swaps (b)	5.2	—	5.2	—
Total liabilities at fair value	$37.5	$—	$37.5	$—

	As of	Fair Value Measurements
($ in millions)	December 31, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$395.8	$395.8	$—	$—
Foreign exchange contracts (b)	1.1	—	1.1	—
Total assets at fair value	$396.9	$395.8	$1.1	$—

Liabilities
Interest rate swaps (b)	$65.4	$—	$65.4	$—
Cross-currency interest rate swaps (b)	4.8	—	4.8	—
Cross-currency interest rate swaps - net investment hedge (b)	16.4	—	16.4	—
Total liabilities at fair value	$86.6	$—	$86.6	$—

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

Counter-party risk—The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of December 31, 2009 and 2008 based on market participant assumptions. In addition, based on the credit evaluation of each institution comprising its derivative assets as of December 31, 2009 and 2008, the Company believes the carrying values of these assets as of December 31, 2009 and 2008 to be fully realizable.

Debt—The Company estimates that its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market values at December 31, 2009 and 2008, the Company estimates the fair value of its 2014 Notes approximated $561.0 million and $501.0 million, respectively.  As of December 31, 2009 and 2008, the principal carrying amount of the 2014 Notes was $558.2 million and $708.5 million, respectively.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

7. INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2009	2008
Raw materials	$165.6	$203.8
Work-in-process	73.7	74.2
Finished goods	270.7	355.3
Packaging materials	7.0	7.7
Total	$517.0	$641.0

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2009	2008
Land	$161.1	$155.6
Buildings and improvements, including land improvements	621.5	594.6
Machinery and equipment	1,541.5	1,394.7
Furniture and fixtures	128.9	117.9
Mining rights	86.3	86.3
Construction-in-progress	68.9	95.7
Property, plant and equipment, at cost	2,608.2	2,444.8
Less accumulated depreciation and amortization	(905.7)	(692.6)
Property, plant and equipment, net	$1,702.5	$1,752.2

Depreciation expense was $201.5 million, $179.1 million and $144.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition, property, plant and equipment at December 31, 2009 and 2008 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2009	2008
Buildings and improvements, including land improvements	$51.9	$49.5
Machinery and equipment	3.1	3.0
Furniture and fixtures	5.7	6.0
	60.7	58.5
Accumulated depreciation	(13.3)	(9.2)
Total	$47.4	$49.3

At December 31, 2009, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2010	$6.5
2011	5.7
2012	5.4
2013	4.9
2014	5.1
Thereafter	35.3
62.9
Less amount representing interest	12.1
$50.8

9.  GOODWILL:

For the years ended December 31, 2009 and 2007, the Company did not recognize a goodwill impairment loss as a result of the impairment analysis that was performed.  In the fourth quarter of 2008, the Company tested the recoverability of goodwill as part of its annual review.  In connection with the determination of fair value of the reporting units, the Company made significant estimates and assumptions with respect to those reporting units and engaged independent valuation specialists to assist with this review. The first step of the review indicated that the fair values of the Color Pigments and Services, Timber Treatment Chemicals, Clay-based Additives, Titanium Dioxide Pigments, Specialty Compounds and Rubber Chemicals reporting units were less than their carrying values, thus requiring the Company to complete the second step of the impairment review. To compute the amount of the impairment under step two, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  Specifically, the Company allocated the fair value of the reporting units to all of the assets, including any unrecognized intangible assets and liabilities of that unit, in a hypothetical calculation that would yield the implied fair value of goodwill.  The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill.  Based on these results, the Company recorded goodwill impairment charges in the Color Pigments and Services business ($293.2 million), Timber Treatment Chemicals business ($88.3 million) and Clay-based Additives business ($75.1 million) within the Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment, including the Rubber Chemicals business ($105.2 million).  The goodwill impairment charges were attributed to the significant drop in global stock valuations, the substantial reduction in the market valuation of Rockwood and comparable companies, and the continuing negative global economic and market outlook.  In particular, the downturn in the construction industry has had a negative impact on a number of the Company’s businesses.

Prior to completing the assessment of goodwill for impairment during the fourth quarter of 2008, the Company performed a recoverability test of certain long-lived assets. As a result, the Company concluded that there was no impairment of those assets in the fourth quarter of 2008.

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Total
Balance, December 31, 2007	$684.1	$493.9	$172.3	$258.5	$121.2	$1,730.0
Post closing purchase price consideration (a)	(18.8)	—	(6.0)	(5.0)	—	(29.8)
Goodwill impairment charges	—	(456.6)	(247.7)	—	(105.2)	(809.5)
Acquisitions	9.7	34.9	114.8	25.3	—	184.7
Foreign exchange and other (b)	(27.0)	(72.2)	(33.4)	(9.0)	(16.0)	(157.6)
Balance, December 31, 2008	648.0	—	—	269.8	—	917.8
Acquisitions (c)	(1.1)	—	—	0.6	—	(0.5)
Foreign exchange and other (b)	14.8	—	—	7.1	—	21.9
Balance, December 31, 2009	$661.7	$—	$—	$277.5	$—	$939.2

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

(b)               Consists primarily of foreign currency changes.

(c)                Represents purchase price allocation adjustments for 2008 acquisitions.

The gross balance of goodwill as of December 31, 2009 and 2008 was $1,748.7 million and $1,727.3 million, respectively. The accumulated impairment charges were $809.5 million as of December 31, 2009 and 2008 and related to the goodwill impairment charge recorded in the fourth quarter of 2008.

10. OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of December 31, 2009			As of December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$384.3	$(133.0)	$251.3	$411.9	$(142.0)	$269.9
Trade names and trademarks	146.3	(33.7)	112.6	141.5	(27.1)	114.4
Customer relationships	390.1	(117.7)	272.4	372.2	(79.1)	293.1
Supply agreements	62.8	(12.3)	50.5	57.3	(6.3)	51.0
Other	48.8	(30.9)	17.9	61.7	(35.3)	26.4
Total	$1,032.3	$(327.6)	$704.7	$1,044.6	$(289.8)	$754.8

Amortization of other intangible assets was $81.5 million, $79.8 million and $66.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2010	$81.7
2011	78.9
2012	74.9
2013	71.6
2014	68.3

11. LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($ and € in millions)	2009	2008
Senior secured credit facilities:
Tranche A-1 term loans (€4.2 and €22.8, respectively)	$6.0	$31.9
Tranche A-2 term loans (€36.5 and €99.4, respectively)	52.3	138.9
Tranche E term loans	139.4	1,104.9
Tranche G term loans (€65.1 and €265.2, respectively)	93.2	370.5
Tranche H term loans	937.2	—
Tranche I term loans (€194.7 as of December 31, 2009)	278.8	—
2014 Notes (€250.1 and $200.0 and €364.0 and $200.0, respectively)	558.2	708.5
Titanium Dioxide Pigments venture term loans (€240.0 and €250.0, respectively)	343.7	349.3
Titanium Dioxide Pigments venture revolving short-term loans (€10.0 as of December 31, 2009)	14.3	—
Capitalized lease obligations (€31.9 and €34.3, respectively)	45.7	47.9
Other loans	59.5	59.3
	2,528.3	2,811.2
Less current maturities	(94.2)	(90.9)
	$2,434.1	$2,720.3

Maturities of long-term debt are as follows:

($ in millions)
2010	$94.2
2011	97.8
2012	283.9
2013	249.0
2014	1,778.6
Thereafter	24.8
$2,528.3

Senior Secured Credit Facilities

a) Structure

In connection with the Dynamit Nobel Acquisition, the Company entered into a senior secured credit agreement on July 30, 2004.  On June 15, 2009, the Company entered into the amended and restated credit agreement, which amended and restated in its entirety the Company’s senior secured credit agreement. The senior secured credit agreement, as amended, extended the maturity of certain term loans by providing for (i) approximately $942.0 million of new tranche H term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche E term loans (that had a maturity date of July 30, 2012) under the previous credit agreement and (ii) approximately €195.6 million ($270.0 million using the exchange rate on the date of amendment, June 15, 2009, of $1.3803) of new tranche I term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche G term loans (that had a maturity date of July 30, 2012) under the previous credit agreement.  See Long-Term Debt table above for senior secured credit facility balances as of December 31, 2009 and 2008.

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, Euros and/or pounds sterling, of which $70.0 million matures on July 30, 2010. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. In the third quarter of 2009, the Company extended the maturity of $180 million of availability under the revolving credit facility from 2010 to 2012 bearing interest at its option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%. As of December 31, 2009, the Company had no outstanding borrowings under this revolving credit facility, and $26.4 million of letters of credit issued on its behalf. Under the terms of the senior secured credit agreement, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche H and/or tranche I term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250.0 million.

Amounts borrowed under the term loans, other than the revolving credit facility, that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

As of December 31, 2009, the senior secured credit facilities, as amended, consisted of:

•                  tranche A-1 term loans in an aggregate principal amount of €4.2 million ($6.0 million) and tranche A-2 term loans in an aggregate principal amount of €36.5 million ($52.3 million), each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00% (Euribor is the Euro inter-bank offered rate);

•                  tranche E term loans in an aggregate principal amount of $139.4 million, maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50% (Libor is the London inter-bank offered rate);

•                  tranche G term loans in an aggregate principal amount of €65.1 million ($93.2 million) maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•                  tranche H term loan in an aggregate principal amount of $937.2 million maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•                  tranche I term loan in an aggregate principal amount of €194.7 million ($278.8 million) maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% Euribor plus 4.25%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million, of which $70.0 million matures on July 30, 2010 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 3.00% or (ii) ABR plus 1.75%, and of which $180.0 million matures on July 30, 2012 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.

ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one month interest period plus 1.00%.

The senior secured credit agreement, as amended, provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As of December 31, 2009, the Company continued to qualify for the 0.25% interest rate reduction as the designated credit ratings were achieved.

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

e) Amortization and Prepayments

In the first half of 2009, the Company prepaid €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of its senior secured term loans.

Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the amount outstanding on the amendment date. Tranches E, G, H and I are payable in January and July of each year at amounts equal to 0.50% of the amount outstanding on the amendment date, with the remainder due at the final maturity date.

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

f) Financial Covenants

The senior secured credit agreement contains the following financial covenants:

•                  a consolidated net senior secured debt to consolidated Adjusted EBITDA test;

•                  a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•                  limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date. In addition to the financial covenants described above, the Company’s senior secured credit agreement contains various affirmative and restrictive covenants. The restrictive covenants limit the Company’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. The senior secured credit agreement, as amended, replaced the total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the company may not permit its senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The senior secured credit agreement also reset the asset sales basket, increased the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

2011 Notes— On May 15, 2007, the Company redeemed its outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million. In connection with this debt repayment, the Company paid redemption premiums of $14.5 million and wrote off deferred financing costs of $4.1 million.

2014 Notes—In November 2004, the Company issued  €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). As of December 31, 2009, the 2014 Notes had an aggregate principal amount of €250.1 million ($358.2 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes. The 2014 Notes are pari passu to future senior subordinated indebtedness and junior to all of the Company’s existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries. In the fourth quarter of 2008, the Company redeemed €11.0 million of its 2014 Notes at a discount.  In the first half of 2009, the Company voluntarily repurchased at a discount €113.9 million in aggregate principal amount ($153.2 million based on the exchange rates in effect on the dates of repurchase) of its Euro-denominated senior subordinated notes due in 2014.

Titanium Dioxide Pigments venture term loans, revolving credit facility and other debt— As of December 31, 2009, the Titanium Dioxide Pigments venture, which was completed in September 2008, had €240.0 million ($343.7 million) outstanding under the term loans of its facility agreement entered into in June 2008, as amended in August 2008. The facility also provides for a revolving credit facility of €30.0 million ($43.0 million) of which €10.0 million ($14.3 million) was outstanding as of December 31, 2009. The weighted average rate of the borrowings outstanding under this revolving credit facility was 4.229% as of December 31, 2009. An outstanding bank guarantee of €10.0 million ($14.3 million) related to a defined benefit pension obligation further reduced its availability under this facility. Both the term loan and revolving credit facility mature in June 2013.

As of December 31, 2009, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 3.00%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

In addition, the Titanium Dioxide Pigments venture has other debt of €24.2 million ($34.7 million), primarily due to a defined benefit plan, at interest rates ranging from 3.70% to 5.00%.

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

The covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations.

Other term loan facilities— The Company has euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €7.1 million ($10.2 million) as of December 31, 2009. These term loans mature between 2010 and 2024 and bear annual interest rates ranging up to 5.22%. In addition, the Company has term loan facilities denominated in Chinese Renminbi and Indian Rupees, providing for borrowings of an aggregate U.S. dollar equivalent amount of $12.8 million as of December 31, 2009. These term loans mature in 2010 and bear annual interest rates of 7.56% and 13.00%, respectively. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivable.

As of December 31, 2009, $1,237.0 million of the debt outstanding was denominated in Euros.

12. INCOME TAXES:

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2009	2008	2007
United States	$(61.2)	$(395.2)	$(44.6)
Foreign	92.9	(346.9)	196.3
	$31.7	$(742.1)	$151.7

The provision (benefit) for taxes on income (loss) consisted of the following:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Current income tax expense:
Federal	$0.1	$(0.4)	$2.7
State	0.3	1.6	6.6
Foreign	31.3	39.4	35.1
	31.7	40.6	44.4
Deferred income tax expense:
Federal	6.2	3.2	4.9
State	0.2	(0.1)	(1.3)
Foreign	(19.5)	(32.4)	25.4
	(13.1)	(29.3)	29.0
Allocation from discontinued operations:
Federal	—	(23.7)	(9.3)
State	—	—	(1.8)
	—	(23.7)	(11.1)
Allocation from other comprehensive income:
Federal	(1.4)	(11.5)	—
Total provision (benefit) for taxes	$17.2	$(23.9)	$62.3

Amounts are reflected in the preceding table based on the location of the taxing authorities. Changes in enacted rates impact the tax provision in the year a rate change is enacted.

The income tax provision from continuing operations has been reduced by $1.4 million, $35.2 million and $11.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, through allocations from discontinued operations and other comprehensive income in accordance with the Company’s policy disclosed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” as the Company had both a loss in continuing operations and a net profit in other categories including discontinued operations and other comprehensive income in the United States.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2009	2008
Current deferred income tax assets, net:
Allowance for doubtful accounts	$1.8	$1.8
Restructuring	2.8	2.8
Derivative instruments	8.0	10.0
Other current reserves and accruals	7.8	5.6
Valuation allowance	(10.5)	(7.1)
Total current deferred income tax assets, net	9.9	13.1
Noncurrent deferred income tax assets:
Investment basis difference	55.9	57.1
Pension and postretirement benefits	52.0	37.3
Tax loss carryforwards and credits	155.0	43.9
Other noncurrent reserves and accruals	16.6	20.5
Foreign exchange on debt	45.0	54.3
Valuation allowance	(122.4)	(77.6)
Total noncurrent deferred income tax assets	202.1	135.5
Noncurrent deferred income tax liabilities:
Derivative instruments	(16.8)	0.6
Goodwill and other intangibles	(88.7)	(94.3)
Property, plant and equipment	(140.8)	(127.8)
Total noncurrent deferred income tax liabilities	(246.3)	(221.5)

Net deferred income tax liability	$(34.3)	$(72.9)

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	1.1	(0.1)	1.5
Foreign/U.S. tax differential	(37.6)	(1.3)	1.2
Goodwill	1.0	(26.4)	0.3
Increase (decrease) in valuation allowance	102.4	(4.8)	7.1
Debt instruments	(46.6)	(3.5)	15.4
Allocation to discontinued operations	(4.4)	4.7	(7.3)
Noncontrolling interest	1.2	(0.1)	(1.9)
Foreign tax rate reductions	0.4	0.2	(7.3)
Other	1.8	(0.5)	(2.9)
Effective tax rate	54.3%	3.2%	41.1%

In 2009, the effective tax rate was negatively impacted by domestic tax losses which are not tax effected as a result of a full valuation allowance and was positively impacted by a nonrecurring tax benefit in respect of debt related foreign currency changes and geographic earnings mix.

For 2008, the effective income tax rate compared to the federal statutory rate was negatively impacted by non-deductible book goodwill impairments.

The Company’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred tax expense is computed on a separate entity basis for each member of the group based on applying the principles of ASC 740.

As of December 31, 2009, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $496.0 million, of which $202.1 million expire in 2029, $67.2 million expire between 2010 and 2026 and

$226.7 million which have no current expiration date. The Company also has state and local tax loss carryforwards of approximately $300.7 million expiring in years 2010 through 2029.

The worldwide valuation allowance increased by $48.2 million to $132.9 million at December 31, 2009. Of this amount, $34.4 million was a charge to income tax expense relating primarily to net operating losses and $13.8 million primarily represents an increase to other comprehensive income.

The valuation allowance as of December 31, 2009 and 2008 is attributable to deferred tax assets related to certain items, such as tax loss carryforwards in the United States, including certain states, and Germany, China and other foreign countries for which it is more likely than not that the related tax benefits will not be realized. It is the Company’s policy that the valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized.

A table reflecting the activity in the valuation allowance is as follows:

	Year Ended December 31,
($ in millions)	2009	2008	2007
Balance, January 1	$84.7	$99.9	$98.1
Increase as reflected in income tax expense	34.4	42.1	4.7
Other (a)	13.8	(57.3)	(2.9)
Balance, December 31	$132.9	$84.7	$99.9

(a)                Primarily related to net investment hedges, as well as the mark-to-market of the Company’s Euro-denominated debt and discontinued operations.

At December 31, 2009 and 2008, the Company had undistributed foreign earnings of $949.3 million and $881.7 million, respectively, which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax affected.

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

The Company adopted a standard on January 1, 2007 that clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The total amount of unrecognized tax benefits as of the date of adoption was $44.1 million. In conjunction with the adoption, the Company has classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. As of December 31, 2009, the total amount of unrecognized tax benefits was $27.7 million including interest and penalties. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

($ in millions)	2009	2008	2007
Unrecognized tax benefits at January 1	$48.0	$41.2	$44.1
Increases in tax positions for prior years	2.9	9.1	15.5
Decreases in tax positions for prior years	(2.0)	(2.9)	(15.4)
Increases in tax positions for the current year	0.9	3.8	10.5
Decreases due to settlements with taxing authorities	(0.7)	(2.6)	(14.2)
Lapse in statute of limitations	(2.5)	(0.1)	(0.7)
Foreign exchange	0.4	(0.5)	1.4
Unrecognized tax benefits at December 31, before reconciling item	47.0	48.0	41.2
Reconciling item: Offset against deferred tax assets	(19.3)	(18.2)	(14.5)
Unrecognized tax benefits at December 31	$27.7	$29.8	$26.7

In accordance with the Company’s policy, where tax losses can be carried back or forward to offset liabilities for uncertain tax benefits, then the deferred tax assets associated with such tax losses are netted against liabilities for uncertain tax benefits arising in the same year as the losses, and also against liabilities for uncertain tax benefits arising in different years. This policy results in a $19.3 million reduction in liabilities and deferred tax assets as of December 31, 2009.

Included in the balance of unrecognized tax benefits at December 31, 2009 are $27.3 million of tax benefits that, if recognized, would affect the effective tax rate and $0.4 million that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $7.9 million, $7.1 million and $4.3 million for interest and penalties as of December 31, 2009, 2008 and 2007, respectively.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $11.7 million or a cost of up to $18.3 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. In 2009, the Internal Revenue Service completed its audit of the Company’s 2004 tax year. The Company’s tax filings in other major jurisdictions are open to investigation by tax authorities; in the U.K. from 2007 and in Germany from 2001.

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

13. OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2009:

($ in millions)
Years ended December 31:
2010	$16.8
2011	12.4
2012	8.7
2013	6.1
2014	5.0
Thereafter	9.7
Total	$58.7

Rent expense under all operating leases was $28.2 million, $28.3 million and $24.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

14. STOCK-BASED COMPENSATION:

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants, as discussed below, caused income from continuing operations before taxes to decrease by $4.7 million, $4.1 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Stock—Restricted stock of the Company can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock.

Performance-based restricted stock units. The Company typically grants performance-based restricted stock unit awards to its management and key employees. Certain employees have “company-wide performance targets,” for which vesting is based on the achievement of specified Adjusted EBITDA and earnings per share levels, while others have “divisional performance targets” for which vesting is based on a particular division’s achievement of Adjusted EBITDA performance. The Company granted a “target amount” of performance restricted stock units, whereby if the specified performance target is met, shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 200% of the share targeted units granted based upon performance versus the target.

In December 2009, the Company approved 233,657 performance restricted stock units to be awarded to management and key employees which will vest on December 31, 2012 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2010 through December 31, 2010. However, the Company did not recognize any compensation cost in 2009 for this issuance because the performance targets that will form the basis for vesting of these restricted stock units were not approved as of December 31, 2009. These performance targets were set in January 2010 when such performance targets were approved by the Compensation Committee.

In December 2008, the Company awarded 606,256 performance restricted stock units to management and key employees, which will vest on December 31, 2011 as long as the employee continues to be employed by the Company on such date and based upon the achievement of certain performance targets as approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the Company’s achievement of specified performance criteria over the period January 1, 2009 through December 31, 2009. The performance targets for these awards were set, and effectively granted, in February 2009 when such performance targets were approved by the Compensation Committee. For this December 2008 grant, certain performance targets were achieved, and as a result, 180,057 shares will vest as long as the employees continue to be employed by the Company on December 31, 2011.

Time-based restricted stock units. The Company typically grants time-based restricted stock unit awards to its management and key employees. In December 2009 and 2008, the Company granted 127,375 and 320,867, respectively, time restricted stock units to management and key employees, which will vest on December 31, 2012 and December 31, 2011, respectively as long as the employee continues to be employed by the Company on such date.

With regard to our performance-based restricted stock units, the Company reversed previously recorded expense in 2009 related to performance targets that were no longer probable to be achieved. As a result, the net effect of compensation cost related to restricted stock units caused income from continuing operations to increase by $0.6 million for the year ended December 31, 2009.  A tax expense of $0.1 million was recorded for the year ended December 31, 2009.   The compensation cost related to restricted stock units of the Company caused income from continuing operations before taxes to decrease by $0.2 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. The total tax benefit recognized related to restricted stock was $0.1 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively. The weighted average grant date fair value of the restricted shares granted in 2009, 2008 and 2007 were $10.40, $16.57 and $31.94, respectively, per stock unit. As of December 31, 2009, there was $10.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

A summary of the status of the Company’s nonvested restricted stock units granted pursuant to the Plan at December 31, 2009 and 2008 and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Fair Value
	(‘000)
Nonvested at December 31, 2008	700	$21.56
Granted	733	10.40
Vested	(1)	20.70
Forfeited	(5)	14.02
Nonvested at December 31, 2009	1,427	$15.67

Stock Purchase—Eligible employees and directors can purchase shares of the Company’s common stock at prices as determined by its board of directors. There were no stock purchases by eligible employees and directors in 2009, 2008 or 2007.

Board of Directors Stock Grant—The Company granted 37,392 shares of its common stock to its independent directors during the year ended December 31, 2009. Compensation cost related to the directors’ stock grant caused income from continuing operations before taxes and net income to decrease by $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Board of Directors Stock Options—Stock options granted to directors under this Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. Options available for grant under this Plan are time options which have a life of ten years from the date of grant and vest in three equal annual installments on each of the first three anniversaries of the grant date. The Company did not grant any stock options to directors in 2009.

Stock Options—Stock options granted to employees under the Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. The Company has granted two types of options under the Plan (time and performance options).

Time-Based Stock Options. Time options granted in 2004 have a life of ten years from the date of grant and vest in installments of 20% on each of the first five anniversaries of the grant date. Time options granted after 2004 typically have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31 of the year granted. In 2009, the Company granted 277,419 time-based stock options to management and key employees.

The compensation cost related to stock options of the Company caused income from continuing operations before taxes to decrease by $4.8 million, $3.6 million and $2.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. The total tax benefit recognized related to stock options was $0.5 million, $0.4 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $7.8 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $13.13, $4.26 and $10.41, respectively. The fair value of stock options granted in the years ended December 31, 2009, 2008 and 2007 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Year ended December 31,
	2009	2008	2007
Expected term (in years)	4.5	4.5	4.5
Expected volatility	68%	54%	30%
Risk-free rate	2.3%	1.6%	4.2%
Expected dividends	N/A	N/A	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining the expected term of an employee share option. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, the Company’s expected term was based on the simplified method.  The expected volatility for awards granted in December 2008 and 2009 is based on historical share prices of the Company since it became a public company.  For awards granted prior to December 2008, the expected volatility was based on the expected volatilities of comparable peer companies that are publicly traded as Rockwood became a public Company in August 2005 and did not have a long period of history of the Company’s share price.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are not applicable as the Company currently does not pay and does not expect to pay a dividend on its shares.

In addition, the recognition of expense only occurs for awards that will eventually vest.  This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. The Company’s forfeiture rates are based upon historical share-based equity award cancellations.

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $3.6 million and $2.1 million, respectively. Cash received from option exercises during 2009 was $1.0 million. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $7.0 million, $4.3 million and $3.4 million, respectively.

During 2008, the Company extended the exercise period of 193,165 fully vested share options held by four employees and accelerated the vesting of 55,857 share options held by six employees. As a result of the modifications, the Company recognized additional expense of $0.2 million for the year ended December 31, 2008.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2009 and 2008 and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2008	5,228	$17.10
Granted	277	23.79
Exercised	(67)	14.61
Forfeited	(20)	27.57
Outstanding at December 31, 2009	5,418	$17.43	4.2	$42.0

Options vested at December 31, 2009 and expected to vest in the future (a)	5,361	$17.44	4.2	$41.5

Options exercisable at December 31, 2009	4,271	$17.65	3.7	$32.3

(a)                The number of options expected to vest takes into account an estimate of expected forfeitures.

15. EMPLOYEE BENEFIT PLANS:

The Company maintains various defined benefit pension plans, which cover certain employees in the U.S., U.K., Germany, Finland and other countries. In Germany, plan obligations include the provision of postretirement benefits covering private health insurance premiums. Two U.S. subsidiaries provide certain retirees with healthcare and life insurance.

Funding requirements and investment policies for the Company’s various defined benefit plans are governed by local statutes and fiduciary standards outlined below.

The following tables summarize the benefit obligations, plan assets and the funded status of the pension plans, along with the amounts recognized in the Consolidated Balance Sheets and the weighted average assumptions used.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$29.8	$27.7	$567.1	$471.2
Service cost	0.2	0.2	8.3	7.4
Interest cost	1.8	1.7	33.4	28.4
Actuarial loss (gain)	1.4	1.1	53.1	(29.7)
Benefits paid	(1.0)	(1.1)	(33.3)	(27.4)
Plan changes	—	—	7.0	—
Acquisitions	—	—	—	170.6
Foreign exchange loss (gain)	—	—	23.5	(52.0)
Effect of curtailment/settlement	—	—	(3.0)	—
Other	—	0.2	1.6	(1.4)
Benefit obligation at end of year	$32.2	$29.8	$657.7	$567.1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$19.0	$26.7	$209.7	$130.6
Actual return on assets	4.6	(7.7)	28.2	(42.6)
Employer contributions	0.8	1.1	6.4	5.3
Benefits paid from fund	(1.0)	(1.1)	(15.0)	(8.6)
Acquisitions	—	—	—	157.3
Foreign exchange gain (loss)	—	—	11.0	(30.9)
Effect of curtailment/settlement	—	—	(2.1)	—
Other	—	—	(0.3)	(1.4)
Fair value of plan assets at end of year	$23.4	$19.0	$237.9	$209.7

Funded status	$(8.8)	$(10.8)	$(419.8)	$(357.4)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(13.8)	$(13.5)
Noncurrent liabilities (a)	(8.8)	(10.8)	(406.0)	(343.9)
Net amount recognized	$(8.8)	$(10.8)	$(419.8)	$(357.4)
Amounts recognized in accumulated other comprehensive income:
Net actuarial losses	$8.8	$11.0	$47.4	$7.5
Prior service cost	0.1	0.1	7.2	—
Accumulated other comprehensive loss	$8.9	$11.1	$54.6	$7.5

Accumulated benefit obligation	$32.2	$29.8	$614.9	$526.9

Information for pension plans with an accumulated benefit
obligation in excess of plan assets:
Accumulated benefit obligation	$32.2	$29.8	$614.2	$500.4
Fair value of plan assets	$23.4	$19.0	$237.2	$178.9

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.89%	6.18%	5.29%	6.02%
Rate of compensation increase	N/A	N/A	3.15%	3.13%

(a)                Balances include $11.3 million and $10.7 million as of December 31, 2009 and 2008, respectively, related to certain German defined benefit obligations which are reported as “Other Liabilities” in the Consolidated Balance Sheets. Balances do not include $6.8 million and $8.4 million as of December 31, 2009 and 2008, respectively, representing certain individually immaterial pension and postretirement medical benefit plans which are reported within “Pension and Related Liabilities” in the Consolidated Balance Sheets.

	U.S. Plans			Non-U.S. Plans
($ in millions)	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.18%	6.26%	5.76%	6.02%	5.53%	4.62%
Expected return on plan assets (a)	8.28%	8.28%	8.28%	6.17%	6.00%	5.19%
Rate of compensation increase	N/A	N/A	N/A	3.13%	3.32%	3.19%
Components of net pension benefit costs:
Service cost	$0.2	$0.2	$0.2	$8.3	$7.4	$7.0
Interest cost	1.8	1.7	1.6	33.4	28.4	21.3
Expected return on assets	(1.6)	(2.2)	(2.0)	(13.7)	(10.9)	(6.5)
Net amortization of actuarial losses (gains)	0.7	—	0.1	0.1	(0.4)	(1.0)
Other	—	—	—	1.2	—	—
Net periodic pension cost (benefit)	1.1	(0.3)	(0.1)	29.3	24.5	20.8
Settlement/curtailment	—	—	—	(0.4)	—	—
Total pension cost (benefit)	$1.1	$(0.3)	$(0.1)	$28.9	$24.5	$20.8

(a)                The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2010	$1.1	$35.5
2011	1.3	35.2
2012	1.4	37.1
2013	1.6	37.4
2014	1.8	38.7
Years 2015 - 2019	10.9	200.9
Expected employer contributions to plan assets:
2010	$1.1	$5.5

Recognition of actuarial losses—In 2010, the Company expects to recognize $2.3 million of previously unrecognized actuarial losses.

Other postretirement benefits—The Company had liabilities of $4.0 million and $4.9 million as of December 31, 2009 and 2008, respectively, related to other postretirement benefit plans reported as “Pension and Related Liabilities” in the Consolidated Balance Sheets. These plans recorded expenses of $0.3 million, $0.4 million and $0.4 million in 2009, 2008 and 2007, respectively.

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2009, the Company made contributions of approximately $7.2 million to its defined benefit pension trusts and an additional $18.3 million in benefit payments directly to plan participants. For 2010, the Company expects to make payments of approximately $6.6 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $18.8 million.

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

Plans in Finland, the U.K. and the U.S. represent over 90% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. The following table presents weighted-average of the plans’ targeted investment allocations in 2009 as well as the actual weighted-average investment allocations as of December 31, 2009 and 2008:

	U.S. Plans			Non-U.S. Plans
	Target	2009	2008	Target	2009	2008
Cash and cash equivalents	—%	—%	—%	6%	3%	1%
Equity securities	61	62	58	33	32	39
Fixed income	39	38	42	51	53	46
Insurance contracts, real estate and other	—	—	—	10	12	14

The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2009. See Note 6, “Fair Value Measurements,” for descriptions of the Company’s fair value hierarchy levels.

	As of	Fair Value Measurements
(in millions)	December 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$7.3	$2.5	$4.8	$—
Equity securities:
Domestic large-cap growth (a) (b)	23.0	0.3	22.7	—
International large-cap growth (a)	17.8	0.3	17.5	—
Other equity funds	49.1	2.2	46.9	—
Fixed income securities:
Domestic government bonds (a) (b)	13.0	—	13.0	—
International government bonds (a)	7.9	—	7.9	—
Corporate bonds (a)	58.1	3.4	54.7	—
Plan sponsor	32.5	—	32.5	—
Other bond funds	8.8	2.7	6.1	—
Other	15.3	0.7	14.6
Other investments:
Insurance contracts	24.5	—	24.5	—
Real estate funds	1.4	—	1.4	—
Other	2.6	—	2.6	—
Total	$261.3	$12.1	$249.2	$—

(a)                Represents a direct investment or mutual pooled fund.

(b)               “Domestic” refers to investment in the plan’s home country.  Most plan assets are located in Finland, the U.K., the U.S. or Germany.

Level 1

Direct investments in publicly traded equity and debt securities are valued at quoted market prices. Similarly, mutual funds are public investment vehicles valued at quoted market prices, which represent the net asset value of the shares held.

Level 2

Direct investments in corporate and government bonds that are not actively traded are based on institutional bid evaluations using proprietary models. Commingled and proprietary funds are valued at unit or net asset values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services, third-party advisors, or standard bond or other investment valuation models.  Insurance contracts are valued as reported by the issuer, typically either using cash surrender value - the amount a plan would receive if a contract was cashed out at year end — or based on the present value of the expected future cash flows. Participations in real estate funds are valued at net asset value as determined by the fund manager. The plan sponsor loan is valued at its principal amount, consistent with its valuation in Rockwood’s consolidated financial statements.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $6.7 million, $13.3 million and $10.6 million in 2009, 2008 and 2007, respectively.

Multiemployer Plans—The Company participates in three multiemployer plans. Contributions under the plans are based on specified percentages of employee contributions. The Company’s contributions to the plans were $6.1 million, $5.0 million and $4.8 million in 2009, 2008 and 2007, respectively.

16. EARNINGS PER SHARE:

Basic and diluted earnings (loss) per common share (“EPS”) were computed using the following share data:

	Year ended December 31,
($ in millions, except per share amounts; shares in thousands)	2009	2008	2007
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$18.3	$(634.6)	$81.5
Income from discontinued operations	2.8	3.3	25.2
Gain on sale of discontinued operations, net of tax	—	42.9	210.4
Net income (loss)	$21.1	$(588.4)	$317.1

EPS Denominator:
Basic weighted average number of common shares outstanding	74,096	73,983	73,817
Effect of dilutive stock options and other incentives	755	—	2,462
Diluted weighted average number of common shares outstanding and common stock equivalents	74,851	73,983	76,279

Basic earnings (loss) per common share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.25	$(8.58)	$1.10
Earnings from discontinued operations, net of tax	0.03	0.63	3.20
Basic earnings (loss) per common share	$0.28	$(7.95)	$4.30

Diluted earnings (loss) per common share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.24	$(8.58)	$1.07
Earnings from discontinued operations, net of tax	0.04	0.63	3.09
Diluted earnings (loss) per common share	$0.28	$(7.95)	$4.16

Stock options under employee compensation plans representing common stock of 1,069,304 shares, 6,620,466 shares and 1,031,629 shares were outstanding as of December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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

18. RESTRUCTURING AND OTHER SEVERANCE COSTS:

The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and facility closure costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the year ended December 31, 2009, the Company expensed $7.0 million of restructuring charges, which included asset write-offs of $0.7 million. The major components of the restructuring charge included $3.7 million in the Specialty Chemicals segment primarily related to facility closures and headcount reductions and $2.2 million in the Performance Additives segment, primarily related to a restructuring plan implemented in the Color Pigments and Services business in connection with the integration of the businesses acquired from Elementis plc, including the reorganization and relocation of the North American Finance and IT services, and the closure of three manufacturing facilities in 2008. In addition, “restructuring and other severance costs” in the Consolidated Statements of Operations included other severance-related costs of $13.8 million related to headcount reductions undertaken throughout the Company.

During the year ended December 31, 2008, the Company expensed $17.7 million of restructuring charges, which included asset write-offs of $3.5 million in the Color Pigments and Services business of the Performance Additives segment. The major components of the restructuring charge included $7.6 million in the Performance Additives segment primarily related to the integration of the businesses acquired from Elementis plc.  In the Specialty Chemicals segment, $8.2 million was recorded primarily for severance costs arising from the cessation and relocation of manufacturing in certain locations. In addition, “restructuring and other severance costs” in the Consolidated Statements of Operations included other severance-related costs of $17.6 million related to headcount reductions undertaken throughout the Company.

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

Restructuring actions from 2008 and 2009 are expected to be completed in 2010. Selected information for outstanding liabilities from recent restructuring actions is as follows:

($ in millions)	Severance/ Relocation	Facility Closure	Total
Liability balance, December 31, 2008	$—	$—	$—
Restructuring charge in 2009	0.3	1.4	1.7
Utilized	(0.2)	(0.9)	(1.1)
Liability balance, December 31, 2009	$0.1	$0.5	$0.6

($ in millions)	Severance/ Relocation	Facility Closure	Total
Liability balance, December 31, 2007	$—	$—	$—
Acquisitions (a)	5.6	—	5.6
Restructuring charge in 2008	12.1	0.9	13.0
Utilized	(5.0)	(0.9)	(5.9)
Foreign exchange and other	0.7	0.1	0.8
Liability balance, December 31, 2008	13.4	0.1	13.5
Restructuring charge in 2009	1.3	1.7	3.0
Utilized	(10.7)	(1.5)	(12.2)
Foreign exchange and other	(0.6)	—	(0.6)
Liability balance, December 31, 2009	$3.4	$0.3	$3.7

(a)                Relates primarily to the Titanium Dioxide Pigments venture and other bolt-on acquisitions.

Prior Years

As of December 31, 2009, restructuring liabilities include outstanding obligations of $3.2 million from prior year actions primarily related to an unexpired lease in connection with the restructuring of the Wafer Reclaim business.  These actions are now complete, with the exception of one action to be completed in 2010.

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2009	2008
Specialty Chemicals	$3.7	$8.1
Performance Additives	0.7	2.3
Titanium Dioxide Pigments	—	1.4
Advanced Ceramics	1.0	4.5
Specialty Compounds	—	0.5
Corporate and other	2.1	2.1
	$7.5	$18.9

19. ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

($ in millions)	Pension related adjustments, net of tax (a)	Foreign currency translation (b)	Intercompany foreign currency loans (b)	Net investment hedge, net of tax (c)	Cash flow hedges, net of tax (d)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2006	$(24.2)	$200.8	$132.2	$(74.8)	$—	$234.0
Period change	36.7	177.6	66.8	(108.3)	—	172.8
Foreign currency translation of entities sold, primarily Electronics business	—	(35.8)	—	—	—	(35.8)
Balance at December 31, 2007	12.5	342.6	199.0	(183.1)	—	371.0
Period change	(27.9)	(146.0)	(32.2)	38.9	0.2	(167.0)
Balance at December 31, 2008	(15.4)	196.6	166.8	(144.2)	0.2	204.0
Period change	(24.4)	47.6	15.6	(37.9)	(0.4)	0.5
Balance at December 31, 2009	$(39.8)	$244.2	$182.4	$(182.1)	$(0.2)	$204.5

(a)                The tax effect on the pension related adjustments is a benefit (expense) of $11.4 million, $6.2 million and $(17.6) million for 2009, 2008 and 2007, respectively.

(b)               The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)                The tax effect on the net investment hedge is an (expense) benefit of $(2.0) million and $0.4 million for 2008 and 2007, respectively.

(d)               The tax effect on the cash flow hedges is an expense of $0.1 million and $0.3 million for 2009 and 2008, respectively.

Gains and losses on intercompany foreign currency loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported as a component of accumulated other comprehensive income.

20. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance LLC (“Viance”), the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages related to their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard at a recent hearing. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The Company will continue to vigorously defend this matter. While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

EC Heat Stabilizers Investigation

The European Commission (“EC”) has investigated possible infringement of certain antitrust regulations in the market for heat stabilizers from 1986 until at least 2000 by certain industry participants, which included a business sold by a subsidiary in the Specialty Chemicals segment in 2000. On March 23, 2009, the EC confirmed that it commenced a proceeding against certain participants in the heat stabilizers market, including the business formerly owned by this subsidiary and the Company’s subsidiary. Neither the Company nor any of its subsidiaries are active in the market for heat stabilizers; however, the business sold in 2000 was active in this market. On November 11, 2009, the EC issued its decision imposing fines on several companies including a fine jointly and severally against the Company’s subsidiary and two other parties in the amount of €1.9 million, and against the Company’s subsidiary and one other party in the amount of €1.4 million. By decision of February 8, 2010, the EC amended its decision of November 11, 2009 to apply the cap pursuant to the applicable European Council Regulation. The Company expects its portion of the fine to not exceed €1.1 million. The Company does not believe that resolution of this matter will have a material adverse effect on its business, results of operations or financial condition.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Pori, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff.  The plaintiff is seeking up to €7.0 million in damages plus accrued interest and legal fees.  The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims, and although Sachtleben does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $1.0 million and in the aggregate $4.5 million as of December 31, 2009. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

SHE Capital Expenditures

The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2009, the capital expenditures for SHE matters totaled $17.9 million, excluding costs to maintain and repair pollution control equipment. For 2010, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention.  On September 22, 2009, the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that will require certain facilities in the U.S. to measure their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on March 31, 2011. Currently, the Company believes that this rule will affect four of its facilities. The Company does not believe, based upon currently available information, that this rule will have a material impact on its results of operations.  However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S., U.K. and other jurisdictions.  Any such laws may directly and indirectly have a material and adverse impact on our results of operations, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at December 31, 2009:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Clichy	X
	Sens	X
Germany	Duisburg	X			X
	Hainhausen	X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA	X		X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA	X
	Laurens, SC		X
	Middletown, NY (formerly owned)	X		X		X
	New Johnsonville, TN		X	X
	Romulus, MI			X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.1 million at December 31, 2009. In addition, the German authorities have ordered the Company to investigate and, depending on the results, potentially remediate a portion of a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

In September 2009, a subsidiary of the Company’s Specialty Chemicals segment was cited by the U.S. EPA for failure to report hazardous material production quantities under the Toxic Substances Control Act - 2005 Inventory Update Rule. The business has provided the required information and expects to pay a fine as a result of this violation. The Company does not believe, based upon currently available information, that this issue will have a material adverse impact on its results of operations, financial position or liquidity.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $55.1 million and $55.1 million for known environmental liabilities as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, $53.6 million and $55.1 million, respectively, were classified as other non-current liabilities in the Consolidated Balance Sheets. Included in the $55.1 million as of December 31, 2009 is $22.8 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $33.5 million. Included in the $55.1 million as of December 31, 2008 is $21.4 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.9 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of December 31, 2009 is from $55.1 million to $91.2 million. For the year ended December 31, 2009, the Company recorded charges of $13.8 million to increase its environmental liabilities and made payments of $14.4 million for clean-up and remediation costs, which reduced its environmental liabilities. These amounts included costs incurred and paid for a State Superfund remediation project in Laurel, MD related to legacy obligations assumed in connection with the acquisition of Laporte, plc in 2000. For this Superfund project, the Company was indemnified by Evonik Degussa GmbH for most of these costs. For the year ended December 31, 2009, the recurring cost of managing hazardous substances for ongoing operations is $45.9 million.

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

Commitments

As of December 31, 2009, the Company has unconditional purchase obligations of $543.0 million primarily consisting of take-or-pay contracts to purchase goods and energy that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are expected to be incurred as follows: $228.3 million in less than one year, $211.4 million in two-three years, $34.5 million in four-five years and $68.8 million after five years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report included herein.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
February 26, 2010

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the internal control over financial reporting of Rockwood Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report, dated February 26, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 26, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors, executive officers of the Company and corporate governance is included under the caption “Proposal One—Election of Directors,” “Corporate Governance and Related Matters,” “Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Proxies on Voting Procedures—Stockholder Director Nominations and Proposals for the 2011 Annual Meeting” in the Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive compensation is included under the captions “Executive Compensation,” “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and Related Matters—Compensation Committee Report” and “Director Compensation” in the Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the caption “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation —Equity Compensation Plan Information” in the Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain transactions is included under the caption “Certain Relationships and Related Party Transactions,” “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the caption “Audit and Related Fees” and “Corporate Governance and Related Matters—Audit Committee” in the Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of this report:

2.  Financial Statement Schedules

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in millions)

	2009	2008	2007

Equity in undistributed earnings of subsidiaries	$21.1	$(588.4)	$317.1

Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6.3	$5.3
Total current assets	6.3	5.3
Investment in subsidiaries	830.0	808.4
Due from affiliates	15.8	11.7
Total assets	$852.1	$825.4
LIABILITIES
Deferred income taxes	$(0.2)	$(0.2)
Total liabilities	(0.2)	(0.2)
Restricted stock units	1.5	2.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 74,259 shares issued and 74,165 shares outstanding at December 31, 2009; 400,000 shares authorized, 74,155 shares issued and 74,061 shares outstanding at December 31, 2008)	0.7	0.7
Paid-in capital	1,169.2	1,163.5
Accumulated other comprehensive income	204.5	204.0
Retained (deficit) earnings	(522.2)	(543.3)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	850.8	823.5
Total liabilities and equity	$852.1	$825.4

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Rockwood Holdings, Inc.	$21.1	$(588.4)	$317.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(21.1)	588.4	(317.1)
Deferred income taxes	—	—	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Due from affiliates	—	—	0.1
Income taxes payable	—	—	(0.2)
Accrued expenses and other liabilities	—	—	(0.2)
Net cash used in operating activities	—	—	(0.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.0	2.3	1.5
Net cash provided by financing activities	1.0	2.3	1.5
Net increase in cash and cash equivalents	1.0	2.3	1.2
Cash and cash equivalents, beginning of year	5.3	3.0	1.8
Cash and cash equivalents, end of year	$6.3	$5.3	$3.0

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

2.     STOCK-BASED COMPENSATION

The Company has in place the 2009 Stock Incentive Plan. See Note 14, “Stock-Based Compensation” to the consolidated financial statements.

3.     DIVIDEND RESTRICTIONS

Under the terms of the senior secured credit facilities of Rockwood Holdings, Inc. and subsidiaries, certain subsidiaries may not, subject to certain exceptions, (i) declare or pay any dividends, other than dividends payable solely in its equity interests; (ii) redeem or otherwise acquire or retire for value any of its or its parent companies’ equity interests; (iii) make any principal payment on or otherwise acquire or retire for value any subordinated indebtedness; or (iv) make any loan or capital contribution to, or purchase any securities or assets of, any person. So long as no default exists, the Company’s subsidiaries may make certain otherwise restricted payments, such as (i) redeeming capital stock with the proceeds from concurrent equity contributions; (ii) repurchasing shares of their capital stock pursuant to employee stock plans or shareholder agreements; (iii) paying dividends to any parent company; (iv) paying taxes; (v) making certain permitted investments; or (vi) redeeming or refinancing certain other debt obligations; however, some of these permitted payments are subject to certain limitations and others may only be made subject to compliance with certain financial covenants, such as Senior Secured Debt to Consolidated EBITDA ratio (as defined).

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
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name		Title	Date

/s/	SEIFI GHASEMI	Chairman and Chief Executive Officer and Director	February 26, 2010
By:	Seifi Ghasemi	(Principal Executive Officer)

/s/	ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer	February 26, 2010
By:	Robert J. Zatta	(Principal Financial Officer)

/s/	JAMES T. SULLIVAN	Corporate Controller and Treasurer	February 26, 2010
By:	James T. Sullivan	(Principal Accounting Officer)

/s/	BRIAN F. CARROLL	Director	February 26, 2010
By:	Brian F. Carroll

/s/	NANCE K. DICCIANI	Director	February 26, 2010
By:	Nance K. Dicciani

/s/	SHELDON R. ERIKSON	Director	February 26, 2010
By:	Sheldon R. Erikson

/s/	TODD A. FISHER	Director	February 26, 2010
By:	Todd A. Fisher

/s/	DOUGLAS L. MAINE	Director	February 26, 2010
By:	Douglas L. Maine

/s/	J. KENT MASTERS	Director	February 26, 2010
By:	J. Kent Masters

Exhibit Index

Exhibit No.	Description of Exhibit
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(J)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (K)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
3.1 (G)	Form of Amended and Restated Certificate of Incorporation of Rockwood Holdings, Inc.
3.2 (S)	Third Amended and Restated By-Laws of Rockwood Holdings, Inc.
4.1 (G)	Form of Certificate of Common Stock
4.2 (G)	Warrant Agreement, dated as of July 23, 2003, between Rockwood Holdings, Inc. and KKR Millennium Fund L.P.
4.3 (G)	Registration Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., KKR 1996 Fund L.P. and KKR Partners II, L.P.
4.4 (G)	First Amendment, dated as of July 23, 2003, to the Registration Rights Agreement, among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P. and KKR Millennium Fund L.P.
4.5 (A)

Registration Rights Agreement, dated as of July 23, 2003, among Rockwood Specialties Group, Inc., the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Goldman, Sachs & Co., as Initial Purchasers

4.6 (G)

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

4.9 (G)	Investors’ Rights Agreement, dated as of November 20, 2000, among K-L Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II L.P. and Merrill Lynch Capital Corporation
4.10 (G)

Amendment and Supplement No. 1 dated as of February 7, 2001 to the Investors’ Rights Agreement, dated as of November 20, 2000,among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P., Merrill Lynch Capital Corporation and Allianz Lebensversicherungs—AG, Stuttgart

4.11 (G)	Supplement No. 2 dated as of January 14, 2005 to the Investors’ Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., Merrill Lynch Capital Corporation and SPCP Group, L.L.C.
4.12 (I)

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

10.1 (R)

Amended and Restated Credit Agreement, dated as of June 15, 2009, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents

10.2(D)

Security Agreement, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as US Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.3(D)

Pledge Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.4(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.5(D)

Guarantee, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the Subsidiaries of Rockwood Specialties Limited named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent

10.6(D)

Guarantee, dated as of July 30, 2004, among the Subsidiaries of Rockwood Specialties Group, Inc. named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P. and UBS AG, Stamford Branch, as Agents

10.7(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.8(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.9(A)	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.10(G)	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.11(G)	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.12(A)

Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders’ Agreement, dated as of January 30, 2001, KKR Partners II L.P. and KKR 1996 Fund L.P.

10.13(G)

Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)

10.14(G)	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.15(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.16(E)	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.17(E)

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.18(E)

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.37 herewith)

10.19(H)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.20(F)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.21(F)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.22(F)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.23(F)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.24(G)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.25(F)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.26(F)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan

10.27(F)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.28(F)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.29(G)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.30(O)	Amended and Restated Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Seifi Ghasemi
10.31(O)	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Robert J. Zatta
10.32(O)	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Thomas Riordan
10.33(Q)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2008
10.34(Q)	The Rockwood Specialties Inc. Money Purchase Pension Plan as amended and restated effective as of January 1, 2008
10.35(Q)	Supplementary Savings Plan of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2009
10.36(A)	Rockwood Specialties Inc. Deferred Compensation Plan
10.37(G)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.38(G)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.39(G)	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.40(G)	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.41(G)	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.42(U)	2009 Rockwood Holdings, Inc. Stock Incentive Plan
10.43 (U)	2009 Rockwood Holdings, Inc. Short-Term Incentive Plan
10.44(G)	Form of Non-Employee Director Stock Option Agreement
10.45(L)	Form of Company’s Stock Option Agreement (May 2007)
10.46(L)	Form of Performance Restricted Stock Unit Award Agreement (May 2007)
10.47(M)	Form of Company’s Stock Option Agreement (December 2007)
10.48(M)	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
10.49(N)	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates
10.50(N)

Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.51(N)

Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.52(N)

Facility Agreement, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.53(Q)

Facility Agreement, as amended and restated, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.54(P)	Form of Stock Option Agreement (December 2008)
10.55(P)	Form of Restricted Stock Unit Award Agreement (December 2008)
10.56(P)	Form of Performance Restricted Stock Unit Award Agreement (December 2008)
10.57(T)	Form of Stock Option Agreement (December 2009)
10.58(T)	Form of Restricted Stock Unit Award Agreement (December 2009)
10.59(T)	Form of Performance Restricted Stock Unit Award Agreement (December 2009)
10.60*	First Amendment to the Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc.
10.61*	First Amendment to the Rockwood Specialties Inc. Money Purchase Pension Plan
21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

*	Filed herewith.

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on August 4, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(G)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(H)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(I)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(J)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(N)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.

(Q)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 2, 2009.

(R)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2009.

(S)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2009.

(T)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2009.

(U)	Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.