Form 10-Q
period 2010-03-31
Rockwood Holdings, Inc.
filed 2010-05-07
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, there were 74,655,305 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2010	2009
Net sales	$833.9	$660.0
Cost of products sold	567.2	477.9
Gross profit	266.7	182.1
Selling, general and administrative expenses	169.3	145.1
Restructuring and other severance costs	2.2	7.8
Loss on sale of assets and other	—	0.1
Operating income	95.2	29.1
Other expenses, net:
Interest expense, net (a)	(41.8)	(49.3)
Gain on early extinguishment of debt	—	2.2
Foreign exchange gain (loss), net	0.3	(5.6)
Other, net	0.5	0.1
Other expenses, net	(41.0)	(52.6)
Income (loss) from continuing operations before taxes	54.2	(23.5)
Income tax provision (benefit)	17.5	(16.7)
Income (loss) from continuing operations	36.7	(6.8)
Income from discontinued operations, net of tax	—	2.3
Net income (loss)	36.7	(4.5)
Net loss attributable to noncontrolling interest	0.2	3.0
Net income (loss) attributable to Rockwood Holdings, Inc.	$36.9	$(1.5)

Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$36.9	$(3.8)
Income from discontinued operations	—	2.3
Net income (loss)	$36.9	$(1.5)

Basic earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.50	$(0.05)
Earnings from discontinued operations	—	0.03
Basic earnings (loss) per share	$0.50	$(0.02)

Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.48	$(0.05)
Earnings from discontinued operations	—	0.03
Diluted earnings (loss) per share	$0.48	$(0.02)

Weighted average number of basic shares outstanding	74,297	74,064
Weighted average number of diluted shares outstanding	77,058	74,064

(a) Interest expense, net includes:
Interest expense on debt, net	$(42.3)	$(37.3)
Mark-to-market gains (losses) on interest rate swaps	2.1	(9.6)
Deferred financing costs	(1.6)	(2.4)
Total	$(41.8)	$(49.3)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$309.6	$300.5
Accounts receivable, net	496.1	450.4
Inventories	510.9	517.0
Deferred income taxes	13.7	12.5
Prepaid expenses and other current assets	64.3	66.5
Total current assets	1,394.6	1,346.9
Property, plant and equipment, net	1,612.4	1,702.5
Goodwill	886.7	939.2
Other intangible assets, net	656.4	704.7
Deferred debt issuance costs, net of accumulated amortization of $11.9 and $10.8, respectively	23.4	26.0
Deferred income taxes	23.2	24.9
Other assets	37.6	37.5
Total assets	$4,634.3	$4,781.7
LIABILITIES
Current liabilities:
Accounts payable	$215.5	$237.3
Income taxes payable	13.8	11.5
Accrued compensation	89.3	77.7
Accrued expenses and other current liabilities	168.2	156.9
Deferred income taxes	2.4	2.6
Long-term debt, current portion	77.9	94.2
Total current liabilities	567.1	580.2
Long-term debt	2,352.8	2,434.1
Pension and related liabilities	389.6	410.1
Deferred income taxes	72.5	69.1
Other liabilities	138.2	145.9
Total liabilities	3,520.2	3,639.4
Restricted stock units	2.8	1.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 74,581 shares issued and 74,487 shares outstanding at March 31, 2010; 400,000 shares authorized, 74,259 shares issued and 74,165 shares outstanding at December 31, 2009)	0.7	0.7
Paid-in capital	1,175.0	1,169.2
Accumulated other comprehensive income	139.7	204.5
Accumulated deficit	(485.3)	(522.2)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	828.7	850.8
Noncontrolling interest	282.6	290.0
Total equity	1,111.3	1,140.8
Total liabilities and equity	$4,634.3	$4,781.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36.7	$(4.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(2.3)
Depreciation and amortization	66.9	68.1
Deferred financing costs amortization	1.6	2.4
Gain on early extinguishment of debt	—	(2.2)
Foreign exchange (gain) loss, net	(0.3)	5.6
Fair value adjustment of derivatives	(2.1)	9.6
Bad debt provision	(0.4)	—
Stock-based compensation	2.6	0.8
Deferred income taxes	5.3	(22.5)
Restructuring and other	1.8	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(62.8)	22.2
Inventories	(12.8)	15.7
Prepaid expenses and other assets	(1.9)	9.7
Accounts payable	(4.8)	(37.2)
Income taxes payable	3.3	(0.5)
Accrued expenses and other liabilities	31.6	(15.2)
Net cash provided by operating activities	64.7	49.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(1.2)	(0.7)
Capital expenditures, excluding capital leases	(35.2)	(44.3)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	(1.3)
Proceeds on sale of assets	0.1	2.1
Net cash used in investing activities of continuing operations	(36.3)	(44.2)
Net cash used in investing activities of discontinued operations	—	(0.4)
Net cash used in investing activities	(36.3)	(44.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	4.4	—
Prepayment of 2014 Notes	—	(11.9)
Repayment of Titanium Dioxide Pigments revolving credit facility	(14.3)	—
Prepayment of senior secured debt	—	(102.3)
Repayment of senior secured debt	(12.9)	(29.8)
Payments on other long-term debt	(1.1)	(2.6)
Loan from Viance noncontrolling shareholder	—	2.0
Deferred financing costs	(0.3)	—
Net cash used in financing activities	(24.2)	(144.6)
Effect of exchange rate changes on cash and cash equivalents	4.9	(2.2)
Net increase (decrease) in cash and cash equivalents	9.1	(141.6)
Cash and cash equivalents, beginning of period	300.5	468.7
Cash and cash equivalents, end of period	$309.6	$327.1

Supplemental disclosures of cash flow information:
Interest paid	$31.8	$25.9
Income taxes paid, net of refunds	8.8	6.0
Non-cash investing activities:
Acquisition of capital equipment	8.2	8.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2010			2009
	Rockwood			Rockwood
	Holdings, Inc.			Holdings, Inc.
	Stockholders’	Noncontrolling	Total	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$850.8	$290.0	$1,140.8	$823.5	$315.4	$1,138.9

Net income (loss)	36.9	(0.2)	36.7	(1.5)	(3.0)	(4.5)
Other comprehensive loss, net of tax	(64.8)	—	(64.8)	(46.6)	(3.9)	(50.5)
Comprehensive loss	(27.9)	(0.2)	(28.1)	(48.1)	(6.9)	(55.0)
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	—	—	—	—	(16.5)	(16.5)
Foreign currency translation	—	(7.2)	(7.2)	—	(8.0)	(8.0)
Issuance of common stock	4.4	—	4.4	—	—	—
Deferred compensation, net of tax	1.4	—	1.4	1.0	—	1.0
Balance at March 31	$828.7	$282.6	$1,111.3	$776.4	$284.0	$1,060.4

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

Basis of Presentation— The accompanying financial statements of Rockwood are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The interim financial statements included herein are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2009 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Viance, LLC timber treatment joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned.

Unless otherwise noted, all balance sheet related items which are denominated in Euros are converted at the March 31, 2010 exchange rate of €1.00 = $1.351.

Stock-Based Compensation— The Company has previously granted awards under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, the Company granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. There were 10,000,000 authorized shares available for grant under the Plan. However, the Company will no longer issue equity awards under this Plan. In April 2009, the Company adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares.

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plans caused income from continuing operations before taxes to decrease by $2.6 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. The total tax benefit recognized related to stock options was $0.2 million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

In December 2009, the Company approved an award of 233,657 performance-based restricted stock units to management and key employees which will vest on December 31, 2012 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2010 through December 31, 2010. However, the Company did not recognize any compensation cost in 2009 for this issuance because the performance targets that form the basis for vesting of these restricted stock units were not known as of December 31, 2009. These performance targets were set in January 2010, when such performance targets were approved by the Compensation Committee, and as a result, the Company began recording compensation cost on a ratable basis over the vesting period. The grant date fair value of these restricted stock units was $22.00 per stock unit.

The Company granted additional stock options and time-based restricted stock units to management and key employees. All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment on the vesting date upon a change in control as defined in such agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of March 31, 2010 and December 31, 2009 have been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

Recent Accounting Standards—The following represents the impact of recently issued accounting standards:

In June 2009, the FASB issued a statement that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest entity or interests give it a controlling financial interest in a variable interest entity. It requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted this statement on January 1, 2010. This statement did not have a material impact on its financial statements. See Note 3, “Variable Interest Entities,” for the disclosure requirements of this statement.

In January 2010, the FASB issued an accounting update that amended guidance and clarified the disclosure requirements about fair market value measurement. This required a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. The Company adopted this update on January 1, 2010. There was no impact upon adoption of this update on the Company’s financial statements.

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

Comprehensive income (loss) is summarized as follows:

	Three months ended
	March 31,
($ in millions)	2010	2009
Net income (loss)	$36.7	$(4.5)
Pension related adjustments, net of tax	2.0	0.1
Foreign currency translation	(28.3)	(62.0)
Intercompany foreign currency loans	(46.9)	(37.6)
Net investment hedges, net of tax	8.4	49.3
Foreign exchange contracts, net of tax	—	(0.3)
Comprehensive loss	(28.1)	(55.0)
Comprehensive loss attributable to noncontrolling interest	0.2	6.9
Comprehensive loss attributable to Rockwood Holdings, Inc.	$(27.9)	$(48.1)

3.  VARIABLE INTEREST ENTITIES:

Viance LLC Joint Venture

In January 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company (a subsidiary of The Dow Chemical Company) completed the formation of Viance, LLC (“Viance”), a joint venture that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture and reported Rohm and Haas’ interest as noncontrolling interest. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, CSI has the power to direct activities of Viance that most significantly impact Viance’s performance as Viance does not own manufacturing facilities.  As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

At March 31, 2010 and December 31, 2009, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse against the Company. The partners have provided $4.0 million of short-term financing to the venture. However, this financing is not subordinated and management believes that such financing could have been readily obtained externally. All intercompany accounts, balances and transactions have been eliminated.  Viance’s assets can only be used to settle direct obligations of Viance. The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4.5	$6.3
Accounts receivable, net	9.8	6.9
Inventories	0.9	1.1
Prepaid expenses and other current assets	4.7	4.4
Total current assets	19.9	18.7
Property, plant and equipment, net	2.0	2.0
Other intangible assets, net	76.3	78.0
Other assets	1.9	1.9
Total assets	$100.1	$100.6
LIABILITIES
Current liabilities:
Accounts payable	$2.1	$1.5
Income taxes payable	0.1	0.1
Accrued compensation	0.6	1.5
Accrued expenses and other current liabilities	2.2	2.0
Long-term debt, current portion	2.0	2.0
Total current liabilities	7.0	7.1
Deferred income taxes	0.1	0.1
Other liabilities	0.8	0.8
Total liabilities	$7.9	$8.0

Titanium Dioxide Pigments Venture

In September 2008, the Company completed the formation of a Titanium Dioxide Pigments venture with Kemira Oyj (“Kemira”) that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland. The Company has not identified significant variable interests in this venture and accordingly has concluded that this venture does not meet the definition of a variable interest entity (“VIE”). The Company owns 61% of the venture and consolidates it based on the “voting interest” model given its majority ownership and ability to control decision making. Kemira only has certain “protective rights” to limit Rockwood’s control.

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”).  Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. The venture purchased $9.9 million and $8.0 million, respectively, of energy from Kemira in the three months ended March 31, 2010 and 2009, respectively. In 2009, the venture also made a contractual advance of $16.0 million in connection with this energy agreement. Minimum annual payments under the energy agreement are approximately $16.2 million. In connection with this energy arrangement, the venture has approximately $28.9 million of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $5.2 million at March 31, 2010. Interest is imputed at an effective rate of 8.96%. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s financial statements.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of March 31, 2010, Rockwood’s aggregate net investment in these ventures was $11.0 million. This investment is classified as “Other assets” in the condensed consolidated balance sheet and represents Rockwood’s approximate net exposure to losses on these investments. Rockwood does not guarantee debt or have other financial support obligations for these ventures.

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended March 31, 2010
Net sales	$289.6	$177.2	$181.1	$124.7	$59.8	$1.5	$833.9
Total Adjusted EBITDA	73.8	29.5	30.7	37.0	9.1	(15.1)	165.0
Three months ended March 31, 2009
Net sales	$225.3	$155.3	$139.0	$87.9	$51.1	$1.4	$660.0
Total Adjusted EBITDA	50.3	20.6	21.5	17.8	7.8	(8.8)	109.2

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Eliminations (a)	Consolidated
Identifiable assets as of:
March 31, 2010	$2,047.6	$756.7	$871.9	$829.9	$133.3	$339.5	$(344.6)	$4,634.3
December 31, 2009	2,088.9	762.7	945.1	866.3	124.9	323.6	(329.8)	4,781.7

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

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2009 Form 10-K.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the Company’s senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the senior subordinated notes, due in 2014 (“2014 Notes”) and the facility agreement related to the Titanium Dioxide Pigments venture excludes certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable GAAP measure.

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended March 31, 2010
Income (loss) from continuing operations before taxes	$39.8	$4.6	$8.2	$16.7	$4.5	$(19.6)	$54.2
Interest expense, net (a)	16.4	7.7	4.6	8.2	2.5	2.4	41.8
Depreciation and amortization	18.6	14.7	17.7	12.6	2.1	1.2	66.9
Restructuring and other severance costs	0.1	2.0	—	—	—	0.1	2.2
Systems/organization establishment expenses	0.4	0.2	0.2	0.1	—	—	0.9
Acquisition and disposal costs	0.1	—	—	—	—	0.1	0.2
Foreign exchange (gain) loss, net	(1.0)	0.1	—	(0.6)	—	1.2	(0.3)
Other	(0.6)	0.2	—	—	—	(0.5)	(0.9)
Total Adjusted EBITDA	$73.8	$29.5	$30.7	$37.0	$9.1	$(15.1)	$165.0
Three months ended March 31, 2009
Income (loss) from continuing operations before taxes	$13.2	$(5.4)	$(7.4)	$(6.8)	$2.8	$(19.9)	$(23.5)
Interest expense, net (a)	14.8	7.2	9.8	8.0	2.3	7.2	49.3
Depreciation and amortization	18.8	15.1	17.9	11.9	2.7	1.7	68.1
Restructuring and other severance costs	1.6	2.9	0.1	3.1	—	0.1	7.8
Systems/organization establishment expenses	0.3	0.5	1.1	0.1	—	0.1	2.1
Loss (gain) on early extinguishment of debt	0.4	—	—	0.3	—	(2.9)	(2.2)
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange loss, net	0.7	—	—	1.2	—	3.7	5.6
Other	0.4	0.3	—	—	—	1.2	1.9
Total Adjusted EBITDA	$50.3	$20.6	$21.5	$17.8	$7.8	$(8.8)	$109.2

(a)                Includes gains of $2.1 million and losses of $9.6 million for the three months ended March 31, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and other severance costs: Restructuring and other severance costs of $2.2 million and $7.8 million were recorded in the three months ended March 31, 2010 and 2009, respectively, for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures (see Note 14, “Restructuring and Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses: For the three months ended March 31, 2010, expenses of $0.9 million were recorded primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture completed in September 2008. For the three months ended March 31, 2009, expenses of $2.1 million were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment in August 2007.

•                  Gain on early extinguishment of debt: For the three months ended March 31, 2009, the Company recorded a gain of $2.2 million related to the repurchase of €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of its senior subordinated notes due in 2014, and the prepayment of €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of its senior secured term loans related to amortization payments due between 2009 — 2011.

•                  Foreign exchange (gain) loss, net: For the three months ended March 31, 2009, foreign exchange losses of $5.6 million were recorded due to the impact of the weaker Euro as of March 31, 2009 versus December 31, 2008, in connection with non-operating Euro-denominated transactions.

•                  Other: For the three months ended March 31, 2010, the Company recorded income of $0.9 million primarily related to a gain recorded on the sale of an investment previously accounted for under the equity method in the Specialty Chemicals segment and the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004. For the three months ended March 31, 2009, the Company recorded an expense of $1.9 million primarily related to an increase in reserves covering two legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004.

5.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

The Company had $1,161.9 million (a portion of which is subject to a Libor or Euribor floor of 2.00%) and $1,186.9 million of variable rate debt (after hedging) outstanding as of March 31, 2010 and December 31, 2009, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate (with the senior secured revolving credit facility subject to a Libor or Euribor floor of 2.00%). There were no outstanding borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility as of March 31, 2010. Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of March 31, 2010 and December 31, 2009, these contracts cover notional amounts of €477.2 million (at interest rates ranging from 2.995% to 4.416%) and €482.2 million (at interest rates ranging from 2.995% to 4.416%), respectively. These derivative contracts effectively convert a portion of the senior secured credit obligations and a portion of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These hedges will mature between December 2010 and July 2012. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its condensed consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration.

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million U.S. dollar borrowings into Euro-based obligations at an effective interest rate of Euribor plus 4.00%. As of March 31, 2010 and December 31, 2009, the notional amounts of this cross-currency interest rate hedge were $19.0 million and €16.7 million and $19.1 million and €17.0 million, respectively. This contract had a final maturity date of July 2010. In April 2010, the Company settled this swap and paid $3.3 million to the counterparty. The Company has not applied hedge accounting for this cross-currency interest rate swap and has recorded the mark-to-market of this derivative as a component of interest expense in its condensed consolidated statements of operations.

Foreign Currency Risk

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on certain forecasted sales denominated in a currency other than the functional currency of the legal entity. These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions for twelve months, and expired in December 2009. The instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because it was not probable that the original forecasted transactions would not occur.

In February 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. As of March 31, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $4.1 million. The Company has not applied hedge accounting for these foreign currency forward contracts.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term which expired in November 2009 and a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into Euro fixed rate debt. The Company paid $32.9 million in connection with the settlement of this cross-currency swap in November 2009. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its Euro-denominated operations. In addition, the Company has designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €103.1 million at March 31, 2010; $139.3 million). Any foreign currency gains and losses resulting from the designated portion of Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of March 31, 2010.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2010 and December 31, 2009:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
(in millions)	Balance Sheet Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.2	$—	$—	$—
Total derivatives designated as hedging instruments		$0.2	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$7.3	$8.8
	Other liabilities	—	—	23.6	23.5
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	3.7	5.2
Total derivatives not designated as hedging instruments		$—	$—	$34.6	$37.5
Total derivatives		$0.2	$—	$34.6	$37.5

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three months ended March 31, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Three months ended March 31,
(in millions)	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$(0.5)

Derivatives and Other Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps - net investment hedge	$—	$10.1
Euro-denominated debt	8.4	47.4
	$8.4	$57.5

In the three months ended March 31, 2010 and 2009, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives		Location of Gain or (Loss)
	Three months ended March 31,		Recognized in Income on
(in millions)	2010	2009	Derivatives
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	$1.0	$(10.8)	Interest expense
Cross-currency interest rate swaps	1.1	1.2	Interest expense
	$2.1	$(9.6)

6.              FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of March 31, 2010 and December 31, 2009, the assets and liabilities measured at fair value on a recurring basis are derivatives and marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” in the Company’s 2009 Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 — Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of March 31, 2010 and December 31, 2009.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2010 and December 31, 2009:

	As of	Fair Value Measurements
(in millions)	March 31, 2010	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$232.9	$232.9	$—	$—
Foreign exchange contracts (b)	0.2	—	0.2	—
Total assets at fair value	$233.1	$232.9	$0.2	$—

Liabilities
Interest rate swaps (b)	$30.9	$—	$30.9	$—
Cross-currency interest rate swaps (b)	3.7	—	3.7	—
Total liabilities at fair value	$34.6	$—	$34.6	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$162.0	$162.0	$—	$—
Total assets at fair value	$162.0	$162.0	$—	$—

Liabilities
Interest rate swaps (b)	$32.3	$—	$32.3	$—
Cross-currency interest rate swaps (b)	5.2	—	5.2	—
Total liabilities at fair value	$37.5	$—	$37.5	$—

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

Counter-party risk — The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of March 31, 2010 and December 31, 2009 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution to its derivatives as of March 31, 2010 and December 31, 2009, the Company believes the carrying values to be fully realizable.

Debt —The Company estimates that its debt under the senior secured credit facility and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market prices at March 31, 2010, the Company estimates the fair value of its 2014 Notes approximated $543.4 million. As of March 31, 2010, the aggregate principal carrying amount of the 2014 Notes was $537.9 million.

Cash and Cash Equivalents - All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

7.              INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2010	2009
Raw materials	$151.7	$165.6
Work-in-process	72.5	73.7
Finished goods	279.7	270.7
Packaging materials	7.0	7.0
Total	$510.9	$517.0

8.              GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2009	$661.7	$277.5	$939.2
Foreign exchange	(36.4)	(16.1)	(52.5)
Balance, March 31, 2010	625.3	261.4	886.7

9.              OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of March 31, 2010			As of December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$368.0	$(133.9)	$234.1	$384.3	$(133.0)	$251.3
Trade names and trademarks	138.7	(33.8)	104.9	146.3	(33.7)	112.6
Customer relationships	374.9	(121.1)	253.8	390.1	(117.7)	272.4
Supply agreements	60.7	(13.3)	47.4	62.8	(12.3)	50.5
Other	43.1	(26.9)	16.2	48.8	(30.9)	17.9
Total	$985.4	$(329.0)	$656.4	$1,032.3	$(327.6)	$704.7

Amortization of other intangible assets was $20.0 million and $19.5 million for the three months ended March 31, 2010 and 2009, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2010	$79.1
2011	75.8
2012	72.3
2013	69.8
2014	65.6

10.       LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($ and € in millions)	2010	2009
Senior secured credit facilities:
Tranche A-1 term loans (€3.8 and €4.2, respectively)	$5.1	$6.0
Tranche A-2 term loans (€32.8 and €36.5, respectively)	44.4	52.3
Tranche E term loans	138.7	139.4
Tranche G term loans (€64.8 and €65.1, respectively)	87.5	93.2
Tranche H term loans	932.5	937.2
Tranche I term loans (€193.7 and €194.7, respectively)	261.7	278.8
2014 Notes (€250.1 and $200.0 as of March 31, 2010 and December 31, 2009)	537.9	558.2
Titanium Dioxide Pigments venture term loans (€240.0)	324.2	343.7
Titanium Dioxide Pigments venture revolving short-term loans (€10.0 as of December 31, 2009)	—	14.3
Capitalized lease obligations (€31.2 and €31.9, respectively)	42.2	45.7
Other loans	56.5	59.5
	2,430.7	2,528.3
Less current maturities	(77.9)	(94.2)
	$2,352.8	$2,434.1

11.       INCOME TAXES:

The effective tax rate for the three months ended March 31, 2010 and 2009 was 32.3% and 71.1%, respectively. The decrease in the effective tax rate from the prior year is primarily related to the mix of domestic losses and foreign income in 2010 compared to 2009. In both periods, federal taxes were zero as a result of a full valuation allowance. The domestic losses in 2010 have been significantly reduced over 2009 resulting in a benefit in the effective tax rate for the three months ended March 31, 2010. The difference between the effective rate and the U.S. statutory rate of 35.0% in the three months ended March 31, 2010 primarily relates to favorable foreign rate differentials. The difference between the effective tax rate and the U.S. statutory rate of 35.0% for the three months ended March 31, 2009 primarily relates to a nonrecurring tax benefit related to foreign currency changes as well as domestic tax benefits allocated from other comprehensive income.

In the three months ended March 31, 2010, the Company decreased its worldwide valuation allowances by $2.0 million. The decrease in the valuation allowance was due to domestic gains recorded in other comprehensive income partially offset by an increase in domestic and foreign tax losses. The change in the valuation allowance for the three months ended March 31, 2010 increased the tax provision by $1.4 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2009	$132.9
Increase as reflected in income tax expense	1.4
Other (a)	(3.4)
Balance as of March 31, 2010	$130.9

(a)       Related to temporary differences of the mark-to-market of the Company’s Euro-denominated debt.

In the three months ended March 31, 2010, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the three months ended March 31, 2010, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal Alternative Minimum Tax (“AMT”) Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits at March 31, 2010 were $20.0 million. The Company had accrued $8.2 million for interest and penalties as of March 31, 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. Of the $28.2 million, there are tax benefits of $27.8 million that if recognized, would affect the effective tax rate, and tax benefits of $0.4 million that if recognized, would result in an adjustment to other tax accounts.

During the next twelve months, it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $11.9 million or a cost of up to $21.4 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2005, in the U.K. from 2007, and in Germany from 2000.

12.       EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with the accounting guidance on compensation and retirement benefits:

	Three months ended
	March 31,
($ in millions)	2010	2009
Service cost	$2.0	$2.0
Interest cost	8.6	8.4
Expected return on assets	(3.8)	(3.6)
Amortization of actuarial losses	0.6	0.2
Amortization of prior service cost	0.2	—
Total pension cost	$7.6	$7.0

13.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings (loss) per common share (“EPS”) were computed using the following common share data:

	Three months ended
	March 31,
($ in millions, except per share amounts; shares in thousands)	2010	2009
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$36.9	$(3.8)
Income from discontinued operations	—	2.3
Net income (loss)	$36.9	$(1.5)

EPS Denominator:
Basic weighted average number of common shares outstanding	74,297	74,064
Effect of dilutive stock options and other incentives	2,761	—
Diluted weighted average number of common shares outstanding and common stock equivalents	77,058	74,064

Basic earnings (loss) per common share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.50	$(0.05)
Earnings from discontinued operations, net of tax	—	0.03
Basic earnings (loss) per common share	$0.50	$(0.02)

Diluted earnings (loss) per common share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$0.48	$(0.05)
Earnings from discontinued operations, net of tax	—	0.03
Diluted earnings (loss) per common share	$0.48	$(0.02)

Stock-based awards under employee compensation plans representing common stock of 1,278,067 shares and 6,582,950 shares were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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

For the three months ended March 31, 2010, the Company expensed $1.9 million of restructuring charges, primarily representing an asset write-off in connection with the elimination of a duplicate manufacturing facility in the Performance Additives segment.

For the three months ended March 31, 2009, the Company expensed $1.4 million of restructuring charges. The major components of the restructuring charge included $0.8 million in the Color Pigments and Services business in the Performance Additives segment in connection with the integration of the businesses acquired from Elementis plc and $0.4 million in the Specialty Chemicals segment.

“Restructuring and other severance costs” in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 also included other severance-related costs of $0.3 million and $6.4 million, respectively, related to headcount reductions undertaken throughout the Company.

All restructuring actions still in progress as of March 31, 2010 are expected to be substantially complete by the end of the year. However, payouts of certain liabilities resulting from these actions will take place over several years. In particular, as of March 31, 2010, restructuring liabilities of $5.5 million includes $1.8 million in the Corporate and other segment related to an unexpired lease in connection with the 2006 restructuring of the Wafer Reclaim business. Management believes that the majority of the remaining $3.7 million obligation will be utilized in 2010. Selected information for outstanding liabilities from recent restructuring actions is as follows:

	Severance/	Facility
($ in millions)	Relocation	Closure	Total
Liability balance, December 31, 2009	$4.2	$3.3	$7.5
Restructuring charge in 2010 (a)	—	0.1	0.1
Utilized	(1.2)	(0.6)	(1.8)
Foreign exchange and other	(0.2)	(0.1)	(0.3)
Liability balance, March 31, 2010	$2.8	$2.7	$5.5

(a)                Excludes asset write-off described above.

Restructuring reserves by segment are as follows:

($ in millions)	March 31, 2010	December 31, 2009
Specialty Chemicals	$2.3	$3.7
Performance Additives	0.4	0.7
Advanced Ceramics	0.8	1.0
Corporate and other	2.0	2.1
	$5.5	$7.5

15.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages related to their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard at a recent hearing. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit has scheduled oral arguments for May 20, 2010. The Company will continue to vigorously defend this matter. While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Pori, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. The plaintiff is seeking up to €7.0 million in damages plus accrued interest and legal fees. Sachtleben’s answer was filed on March 19, 2010. The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims, and although Sachtleben does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Reserves in connection with product liability matters do not individually exceed $1.0 million and in the aggregate $2.9 million as of March 31, 2010. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters— The Company may be indemnified by third parties in connection with certain matters related to acquired businesses. Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. For example, the Company has made several claims against Kemira related to the Titanium Dioxide Pigments venture. Although the Company cannot predict the likelihood of recoverability of such claims from Kemira , the Company does not expect the recovery of such claims to have a material impact on its results of operations or cash flows. In cases where the Company’s indemnification claims to such third parties are uncontested, the Company expects to realize recoveries within the short term.

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

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention. On September 22, 2009, the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that requires certain facilities in the U.S. to measure their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on March 31, 2011. Currently, the Company believes that this rule will affect four of its facilities. The Company does not believe, based upon currently available information, that this rule will have a material impact on its results of operations. However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S., U.K. and other jurisdictions. Any such laws may directly and indirectly have a material adverse impact on our results of operations, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

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

The Company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gases and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities.  In addition, legislation was recently introduced in Congress seeking to reform the Toxic Control Substances Act, which among other things, would require manufacturers to develop and submit additional safety data for each chemical it produces, similar to REACH. The Company does not believe, based upon currently available information, that these regulations will have a material adverse impact on its results of operations, financial position or liquidity.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at March 31, 2010:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.1 million at March 31, 2010. In addition, the German authorities have ordered the Company to investigate and, depending on the results, potentially remediate a portion of a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $51.7 million and $55.1 million for known environmental liabilities as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, $50.3 million and $53.6 million, respectively, were classified as other non-current liabilities in the consolidated balance sheets. Included in the $51.7 million as of March 31, 2010 is $22.0 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $32.3 million. Included in the $55.1 million as of December 31, 2009 is $22.8 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $33.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of March 31, 2010 is from $51.7 million to $87.4 million. For the three months ended March 31, 2010, the Company recorded charges of $0.4 million to increase its environmental liabilities and made payments of $1.4 million for clean-up and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2010, the recurring cost of managing hazardous substances for ongoing operations is $11.6 million.

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information, it does not believe the additional amount of potential losses would have a material effect on its results of operations or financial condition, but may have a material effect on the results of operations or cash flows in any given quarterly or annual reporting period. The Company does not believe that any known individual environmental matter would have a material effect on its results of operations or financial condition. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2009 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

Unless otherwise noted, all balance sheet related items which are denominated in Euros are converted at the March 31, 2010 exchange rate of €1.00 = $1.351.

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

Our net sales consist of sales of our products, net of sales discounts, and product returns and allowances. In addition, net sales include shipping and handling costs billed to customers. Sales are primarily made on a purchase order basis.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•            In the first half of 2009, we repurchased a portion of our Euro-denominated senior subordinated notes due in 2014, voluntarily prepaid a portion of our senior secured term loans and amended our senior secured credit agreement; and

•            We reduced overhead and eliminated duplicative positions throughout the Company as part of our global cost control initiatives, and we remain focused on reducing costs, improving productivity, and conserving cash by controlling working capital and capital spending.

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

Specialty Chemicals

•            Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2009, results declined on lower volumes in most businesses, partially offset by increased selling prices. In the first quarter of 2010, results were up from higher volumes in all markets. Sales growth is expected to continue throughout the remainder of 2010 primarily from higher volumes across most markets.

•            Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. In 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results. In the first quarter of 2010, results were higher primarily from increased volumes of lithium products and metal sulfide applications. Results in 2010 are expected to be negatively impacted by the highly competitive business environment, partially offset by higher volumes in lithium applications.

Performance Additives

•            Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American and European volumes were lower in 2009, and this has not improved through the first quarter of 2010. Higher volumes of coatings application products had a favorable impact on results in the first quarter of 2010.

•            Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2009 by a general slowdown in the construction market, some customer shifts to substitute products and the use of wood substitutes. In the first quarter of 2010, volumes of ACQ products increased. However, a continued slowdown in the construction industry could have a negative impact on our results in 2010.

•            In the Clay-based Additives business, net sales decreased in 2009 as lower volumes in most applications were partially offset by increased selling prices. In the first quarter of 2010, higher volumes in most markets had a favorable impact on results. We expect sales growth throughout the remainder of 2010 primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•            Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and current industry overcapacity, have negatively impacted this segment. Sales decreased in 2009 as lower volumes of fiber anatase applications were partially offset by increased selling prices. Sales of titanium dioxide products in rutile grade applications were up in 2009 due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, and higher selling prices. In the first quarter of 2010, higher volumes of both rutile and anatase applications had a favorable impact on results. Our functional additives sales were down in 2009 as lower volumes were partially offset by higher selling prices. In the first quarter of 2010, higher volumes of functional additives had a favorable impact on results. We expect sales of rutile, anatase and functional additives applications to continue to be higher throughout the remainder of 2010.

Advanced Ceramics

•            Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States.  Sales of our medical device applications increased in 2009 and the first quarter of 2010 on higher volumes. We expect this growth to continue to increase throughout the remainder of 2010.

•            Sales of ceramic products for use in cutting tool applications were lower in 2009. Sales of mechanical systems and applications, electronic applications and multi-functional applications were also down in 2009 from lower volumes, particularly related to the economic downturn in the automotive industry. Sales of cutting tools, mechanical systems and applications, electronic applications and multi-functional applications were up in the first quarter of 2010 on higher volumes. We expect sales for these applications to continue to increase throughout the remainder of 2010.

Specialty Compounds

•            Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. However, as a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2009. In the first quarter of 2010, higher volumes of wire and cable products had a favorable impact on results. For the remainder of 2010, we expect sales of wire and cable products to increase.

•            Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were lower in 2009. Net sales of regulated packaging were lower in 2009. In the first quarter of 2010, sales of consumer/industrial thermoplastic elastomers and regulated packaging increased on higher volumes. We expect sales for these applications to increase throughout the remainder of 2010.

•            Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of most products, were down in 2009, but were higher in the first quarter of 2010. These raw material prices are expected to be higher throughout the remainder of 2010.

Global Exposure

We operate a geographically diverse business. Of our 2009 net sales, 52% were shipments to Europe, 27% to North America (predominantly the United States) and 21% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information” in our 2009 Form 10-K

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 88 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three months ended March 31, 2010, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2009. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 47% of our 2009 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2009.  In 2009 and the first quarter of 2010, lower raw material costs in a number of our businesses had a favorable impact on our results of operations. However, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2009 Form 10-K.

Energy Costs

In 2009, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. However, energy costs in 2009 and in the first quarter of 2010 were lower in a number of our businesses, particularly in North America. Natural gas prices in North America and Europe declined in 2009 and in the first quarter of 2010.

Income Taxes

We recorded an income tax provision of $17.5 million in the first quarter of 2010 on income from continuing operations before taxes of $54.2 million. The income tax provision in the first quarter of 2010 was favorably impacted by lower domestic tax losses for which we receive no tax benefit due to a valuation allowance and beneficial foreign rate differentials.

In the first quarter of 2010, the worldwide valuation allowance decreased by $2.0 million. This was primarily due to a decrease of $3.4 million due to domestic gains in other comprehensive income, partially offset by an increase of $1.1 million related to net operating losses and $0.3 million related to other deferred tax assets. Of the $2.0 million decrease in the valuation allowance for the first quarter of 2010, $1.4 million impacted the tax provision.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included systems/organization establishment expenses, restructuring and other severance costs and foreign exchange gains and losses. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three months ended March 31, 2010 and 2009.

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Specifically, the calculation of Adjusted EBITDA according to the indenture underlying our 2014 Notes and the facility agreement governing our Titanium Dioxide Pigments venture excludes certain adjustments prescribed within our senior secured credit agreement. Given that borrowings under our senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

Management’s Uses

We use Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because the items excluded in calculating Adjusted EBITDA have been deemed by management to have little or no bearing on our day-to-day operating performance. It is also the most significant criterion in our calculation of performance-based cash bonuses and our determination of whether certain performance-based stock options and restricted stock units vest, all of which are substantially tied to Adjusted EBITDA targets.

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

An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is not an alternative to net income (loss) or income (loss) from continuing operations before taxes or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to U.S. GAAP financial measures and other financial information, in each case included elsewhere in this Quarterly Report and in our 2009 Form 10-K. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net (loss) income is set forth in—Reconciliation of Net (Loss) Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the three months ended March 31, 2010 and 2009), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2010	2009
Statement of operations data:
Net sales:
Specialty Chemicals	$289.6	$225.3
Performance Additives	177.2	155.3
Titanium Dioxide Pigments	181.1	139.0
Advanced Ceramics	124.7	87.9
Specialty Compounds	59.8	51.1
Corporate and other	1.5	1.4
Total net sales	833.9	660.0

Gross profit	266.7	182.1
	32.0%	27.6%
Selling, general and administrative expenses	169.3	145.1
	20.3%	22.0%
Restructuring and other severance costs	2.2	7.8
Loss on sale of assets and other	—	0.1
Operating income (loss):
Specialty Chemicals	55.1	29.2
	19.0%	13.0%
Performance Additives	12.3	1.8
	6.9%	1.2%
Titanium Dioxide Pigments	12.8	2.4
	7.1%	1.7%
Advanced Ceramics	24.3	2.6
	19.5%	3.0%
Specialty Compounds	7.0	5.1
	11.7%	10.0%
Corporate and other	(16.3)	(12.0)
Total operating income	95.2	29.1
Other expenses, net:
Interest expense, net	(41.8)	(49.3)
Gain on early extinguishment of debt	—	2.2
Foreign exchange gain (loss), net	0.3	(5.6)
Other, net	0.5	0.1
Other expenses, net	(41.0)	(52.6)
Income (loss) from continuing operations before taxes	54.2	(23.5)
Income tax provision (benefit)	17.5	(16.7)
Income (loss) from continuing operations	36.7	(6.8)
Income from discontinued operations, net of tax	—	2.3
Net income (loss)	36.7	(4.5)
Net loss attributable to noncontrolling interest	0.2	3.0
Net income (loss) attributable to Rockwood Holdings, Inc.	$36.9	$(1.5)
Adjusted EBITDA:
Specialty Chemicals	$73.8	$50.3
	25.5%	22.3%
Performance Additives	29.5	20.6
	16.6%	13.3%
Titanium Dioxide Pigments	30.7	21.5
	17.0%	15.5%
Advanced Ceramics	37.0	17.8
	29.7%	20.3%
Specialty Compounds	9.1	7.8
	15.2%	15.3%
Corporate and other	(15.1)	(8.8)
Total Adjusted EBITDA	$165.0	$109.2

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended March 31, 2010 versus 2009
			Constant	Constant
		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$64.3	28.5%	$17.3	$47.0
Performance Additives	21.9	14.1	5.3	16.6
Titanium Dioxide Pigments	42.1	30.3	10.2	31.9
Advanced Ceramics	36.8	41.9	6.6	30.2
Specialty Compounds	8.7	17.0	2.3	6.4
Corporate and other	0.1	7.1	0.1	—
Total net sales	173.9	26.3	41.8	132.1

Gross profit	84.6	46.5	13.9	70.7

Selling, general and administrative expenses	24.2	16.7	8.6	15.6
Restructuring and other severance costs	(5.6)			(5.6)
Loss on sale of assets and other	(0.1)			(0.1)
Total operating expenses	18.5	12.1	8.6	9.9
Operating income (loss):
Specialty Chemicals	25.9	88.7	2.7	23.2
Performance Additives	10.5	583.3	0.5	10.0
Titanium Dioxide Pigments	10.4	433.3	0.7	9.7
Advanced Ceramics	21.7	834.6	1.4	20.3
Specialty Compounds	1.9	37.3	0.2	1.7
Corporate and other	(4.3)	(35.8)	(0.2)	(4.1)
Total	66.1	227.1	5.3	60.8
Other expenses, net:
Interest expense, net	7.5	(15.2)	(1.0)	8.5
Gain on early extinguishment of debt	(2.2)
Foreign exchange gain (loss), net	5.9
Other, net	0.4
Other expenses, net	11.6
Income (loss) from continuing operations before taxes
Specialty Chemicals	26.6
Performance Additives	10.0
Titanium Dioxide Pigments	15.6
Advanced Ceramics	23.5
Specialty Compounds	1.7
Corporate and other	0.3
Total	77.7
Income tax provision (benefit)	34.2
Income (loss) from continuing operations	43.5
Income from discontinued operations, net of tax	(2.3)
Net income (loss)	41.2
Net loss attributable to noncontrolling interest	(2.8)
Net income (loss) attributable to Rockwood Holdings, Inc.	$38.4
Adjusted EBITDA:
Specialty Chemicals	$23.5	46.7%	$3.6	$19.9
Performance Additives	8.9	43.2	0.8	8.1
Titanium Dioxide Pigments	9.2	42.8	1.7	7.5
Advanced Ceramics	19.2	107.9	2.2	17.0
Specialty Compounds	1.3	16.7	0.3	1.0
Corporate and other	(6.3)	(71.6)	(0.2)	(6.1)
Total Adjusted EBITDA	$55.8	51.1%	$8.4	$47.4

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Overview

Net sales increased $173.9 million in the first quarter of 2010 compared with the same period in the prior year primarily due to higher volumes and the positive impact of currency changes of $41.8 million, partially offset by decreased selling prices. See further discussion by segment below.

Operating income and Adjusted EBITDA increased in the first quarter of 2010 compared with the same period in the prior year primarily due to higher sales volumes, lower raw material costs and the positive impact of currency changes. This was partially offset by lower selling prices and higher incentive-compensation related costs.

Net income from continuing operations increased $43.5 million compared with the same period in the prior year primarily due to the reasons noted above, lower interest expense, net recorded in the first quarter of 2010 due to a decrease in mark-to-market losses on our interest rate hedging instruments and decreased foreign exchange losses on financing activities. This was partially offset by a gain of $2.2 million recorded in the first quarter of 2009 related to the repurchase of a portion of the 2014 Notes and the repayment of a portion of the senior secured term loans.

Income from discontinued operations, net of tax was $2.3 million in the first quarter of 2009 and was primarily due to the favorable resolution of a claim against the former Groupe Novasep business.

Net loss attributable to noncontrolling interest of $0.2 million and $3.0 million was recorded in the first quarter of 2010 and 2009, respectively. The change from the prior year primarily relates to higher volumes in the Titanium Dioxide Pigments venture in the first quarter of 2010.

Net income attributable to Rockwood Holdings, Inc. increased $38.4 million in the first quarter of 2010 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $64.3 million over the prior year primarily due to higher volumes and the positive impact of currency changes of $17.3 million. In the Fine Chemicals business, higher volumes of lithium products and metal sulfide applications were partially offset by lower selling prices of potash and lithium carbonate. Net sales in the Surface Treatment business were higher on increased volumes in all markets, particularly in automotive and coil/cold forming applications.

Performance Additives.  Net sales increased $21.9 million over the prior year primarily due to higher volumes of oilfield and coatings and inks applications in our Clay-based Additives business and higher volumes primarily related to coatings applications in our Color Pigments and Services business. The positive impact of currency changes of $5.3 million also had a favorable impact on net sales.

Titanium Dioxide Pigments.  Net sales increased $42.1 million over the prior year primarily from higher volumes in most applications, as well as the positive impact of currency changes of $10.2 million.

Advanced Ceramics.  Net sales increased $36.8 million over the prior year primarily from higher volumes in all applications, particularly medical, electronics and mechanical systems, and the positive impact of currency changes of $6.6 million.

Specialty Compounds.  Net sales increased $8.7 million over the prior year primarily due to higher volumes in most applications, particularly in wire and cable and consumer/industrial applications, and the positive impact of currency changes of $2.3 million.

Gross profit

Gross profit increased $84.6 million over the prior year primarily due to the volume increases noted above, lower raw material costs in most businesses and the positive impact of currency changes of $13.9 million. Gross profit as a percentage of net sales were 32.0% and 27.6% in the first quarter of 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses, (“SG&A”) increased $24.2 million over the prior year primarily due to the impact of the higher volumes noted above, higher incentive compensation-related costs and the impact of currency changes of $8.6 million. In addition, SG&A expenses in the first quarter of 2009 include the reversal of discretionary profit-sharing plan accruals of $2.6 million and the reversal of certain long-term incentive compensation program accruals of $1.3 million for which related targets were no longer expected to be achieved. However, SG&A expenses as a percentage of net sales decreased to 20.3% in the first quarter of 2010 from 22.0% in the first quarter of 2009.

Restructuring and other severance costs

We recorded $2.2 million and $7.8 million of restructuring and other severance costs in the first quarter of 2010 and 2009, respectively, for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures. See Note 14, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income increased $25.9 million over the prior year primarily due to the higher volumes discussed above, lower raw material costs in our Surface Treatment business, particularly for phosphoric acid, the positive impact of currency changes of $2.7 million and lower restructuring and other severance costs of $1.5 million. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business.

Performance Additives. Operating income increased $10.5 million over the prior year primarily due to the higher volumes noted above and lower restructuring and other severance costs of $0.9 million. This increase was partially offset by higher raw material costs, primarily for quarternary amine (“quat”) in our Clay-based Additives business.

Titanium Dioxide Pigments.  Operating income increased $10.4 million over the prior year primarily due to the higher volumes noted above and lower systems/organization establishment expenses related to the formation of the venture completed in September 2008 of $0.9 million. In addition, operating income in the first quarter of 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.  Operating income increased $21.7 million over the prior year primarily due to the higher volumes noted, productivity improvements, decreased restructuring and other severance costs of $3.1 million and the positive impact of currency changes of $1.4 million. This increase was partially offset by lower selling prices.

Specialty Compounds.  Operating income increased $1.9 million over the prior year primarily due to the higher volumes noted above and lower depreciation and amortization costs of $0.6 million.

Corporate and other.  Operating loss increased $4.3 million primarily due to higher incentive compensation-related costs. Corporate compensation-related costs in the first quarter of 2009 include the reversal of certain long-term incentive compensation accruals of $1.3 million related to performance targets that were no longer expected to be achieved.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $7.5 million in the first quarter of 2010 compared to the same period in the prior year. The first quarter of 2010 and 2009 included non-cash gains (losses) of $2.1 million and $(9.6) million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains and losses, interest expense, net increased $4.2 million primarily due to higher interest rates related to the amendment of our senior secured credit facility in June 2009, partially offset by the termination of interest rate swaps in November 2009 and debt repayments.

Gain on early extinguishment of debt. In the first quarter of 2009, we recorded a gain of $2.2 million related to the repurchase of €12.2 million ($15.5 million based on the exchange rate in effect on the date of repurchase) of our senior subordinated notes due in 2014, and the voluntary prepayments of €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of our senior secured term loans.

Foreign exchange, net. In the first quarter of 2009, foreign exchange losses of $5.6 million were primarily due to the impact of the weaker Euro as of March 31, 2009 versus December 31, 2008, in connection with non-operating Euro-denominated transactions.

Other, net. In the first quarter of 2010, the Company recorded income of $0.5 million related to the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004.

Provision for income taxes

We recorded an income tax provision of $17.5 million in the first quarter of 2010 on income from continuing operations before taxes of $54.2 million. The income tax provision in the first quarter of 2010 was favorably impacted by lower domestic losses for which we receive no tax benefit due to a valuation allowance and beneficial foreign rate differentials.

We recorded an income tax benefit of $16.7 million in the first quarter of 2009 on a loss from continuing operations before taxes of $23.5 million. The income tax benefit in the first quarter of 2009 was positively impacted by a $10.1 million nonrecurring benefit related to foreign currency changes, as well as $8.2 million in domestic tax benefits allocated from other comprehensive income.

Income (loss) from continuing operations

Income from continuing operations for the first quarter of 2010 was $36.7 million as compared to a loss from continuing operations of $6.8 million for the first quarter of 2009 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $2.3 million in the first quarter of 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Group Novasep business.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $0.2 million and $3.0 million was recorded in the first quarter of 2010 and 2009, respectively. The change from the prior year primarily relates to higher volumes in the Titanium Dioxide Pigments venture in the first quarter of 2010.

Net income (loss) attributable to Rockwood Holdings, Inc.

Net income attributable to Rockwood Holdings, Inc. for the first quarter of 2010 was $36.9 million as compared to a net loss attributable to Rockwood Holdings, Inc. of $1.5 million for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.  Adjusted EBITDA increased $23.5 million over the prior year primarily due to the higher volumes discussed above, lower raw material costs in our Surface Treatment business, particularly for phosphoric acid and the positive impact of currency changes of $3.6 million. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business.

Performance Additives. Adjusted EBITDA increased $8.9 million over the prior year primarily due to the higher volumes noted above. This increase was partially offset by higher raw material costs, primarily for quat in our Clay-based Additives business.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $9.2 million over the prior year primarily due to the higher volumes noted above and the positive impact of currency changes of $1.7 million. In addition, Adjusted EBITDA in the first quarter of 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.  Adjusted EBITDA increased $19.2 million over the prior year primarily due to the higher volumes noted above, productivity improvements and the positive impact of currency changes of $2.2 million. This increase was partially offset by lower selling prices.

Specialty Compounds.  Adjusted EBITDA increased $1.3 million over the prior year primarily due to the higher volumes noted above.

Corporate and other.  Adjusted EBITDA loss increased $6.3 million primarily due to higher incentive compensation-related costs. Corporate compensation-related costs in the first quarter of 2009 include the reversal of certain long-term incentive compensation accruals of $1.3 million related to performance targets that were no longer expected to be achieved.

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

	Three months ended
	March 31,
($ in millions)	2010	2009
Net income (loss) attributable to Rockwood Holdings, Inc.	$36.9	$(1.5)
Net loss attributable to noncontrolling interest	(0.2)	(3.0)
Net income (loss)	36.7	(4.5)
Income tax provision (benefit)	17.5	(16.7)
Income from discontinued operations, net of tax	—	(2.3)
Income (loss) from continuing operations before taxes	54.2	(23.5)
Interest expense, net (a)	41.8	49.3
Depreciation and amortization	66.9	68.1
Restructuring and other severance costs	2.2	7.8
Systems/organization establishment expenses	0.9	2.1
Acquisition and disposal costs	0.2	—
Gain on early extinguishment of debt	—	(2.2)
Loss on sale of assets and other	—	0.1
Foreign exchange (gain) loss, net	(0.3)	5.6
Other	(0.9)	1.9
Total Adjusted EBITDA	$165.0	$109.2

(a)                Includes (gains)/losses of $(2.1) million and $9.6 million for the three months ended March 31, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $64.7 million and $49.8 million for the three months ended March 31, 2010 and 2009, respectively. Net cash from operating activities increased primarily due to higher net income, partially offset by the higher use of operating cash from working capital changes and higher cash interest expense.

Investing Activities.  Net cash used in investing activities decreased to $36.3 million for the three months ended March 31, 2010 from $44.6 million for the three months ended March 31, 2009 primarily due to lower capital expenditures.

Financing Activities.  Net cash used in financing activities was $24.2 million and $144.6 million for the three months ended March 31, 2010 and 2009, respectively, and included scheduled payments for long-term debt and revolver payments. For the three months ended March 31, 2009, we used $102.3 million to prepay our senior secured term loans and $11.9 million of cash to prepay, at a discount, $15.5 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements in future years are significant and are substantially higher than historical amounts. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2009 Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were adversely impacted by market conditions in late 2008 and early 2009. Although recent investment performance of assets in pension plans covering our employees in these countries has reduced the amount of any immediate funding obligations and we have entered into long-term funding arrangements for pension plans located in Germany and the U.K., we may have to make a significant payment via a one-time payment and/or long-term funding arrangement for the Finnish Plan. However, our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

In August 2009, the U.S. Department of Energy awarded $28.4 million in Recovery and Reinvestment Act funds, subject to certain terms and conditions, to our Fine Chemicals business within our Specialty Chemicals segment. We expect to use the funds to expand and upgrade the production of lithium compounds used in lithium ion batteries for hybrid and electric vehicles at our Silver Peak, Nevada and Kings Mountain, North Carolina facilities. In addition to the funds from this grant, we are required to invest an additional $34.2 million in the project over the next three years. In April 2010, the Fine Chemicals business finalized the terms of this grant with the U.S. Department of Energy. In addition, in September 2009, the German Federal Ministry for the Environment, Nature Conservation and Nuclear Safety awarded €5.7 million to our Fine Chemicals business to set up a pilot plant for the recycling of lithium ion batteries, subject to customary terms and conditions. Including the funds from this grant, we expect to invest an additional €8.8 million in the project over the next three years.

As of March 31, 2010, we had actual total indebtedness of $2,430.7 million. Our $250.0 million revolving credit facility under our senior secured credit facility provided for additional borrowings of up to $224.2 million as of March 31, 2010. There were no outstanding borrowings under this revolving credit facility as of March 31, 2010, although we had outstanding letters of credit of $25.8 million that reduced our availability under the senior secured credit facility. In July 2010, the availability under the revolving credit facility will be reduced to $180.0 million. The €30.0 million ($40.5 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €20.0 million ($27.0 million) as of March 31, 2010 after an outstanding bank guarantee of €10.0 million ($13.5 million) reduced availability under this facility.

As of March 31, 2010, we had cash and cash equivalents of $309.6 million primarily derived from cash from operations. We may use available cash to reduce our term debt or repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility.

Senior secured credit facilities. As of March 31, 2010, the senior secured credit facilities, as amended, consisted of:

•            tranche A-1 term loans in an aggregate principal amount of €3.8 million ($5.1 million) and tranche A-2 term loans in an aggregate principal amount of €32.8 million ($44.4 million), each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00% (Euribor is the Euro inter-bank offered rate);

•            tranche E term loans in an aggregate principal amount of $138.7 million, maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50% (Libor is the London inter-bank offered rate);

•            tranche G term loans in an aggregate principal amount of €64.8 million ($87.5 million) maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•            tranche H term loan in an aggregate principal amount of $932.5 million maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•            tranche I term loan in an aggregate principal amount of €193.7 million ($261.7 million) maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% plus 4.25%; and

•            a revolving credit facility in an aggregate principal amount of $250.0 million, of which $70.0 million matures on July 30, 2010 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 3.00% or (ii) ABR plus 1.75%, and of which $180.0 million matures on July 30, 2012 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.

ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one-month interest period plus 1.00%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the amended principal amount. Tranches E, G, H and I are payable in January and July of each year at amounts equal to 0.50% of the amended principal amount as of March 31, 2010, with the remainder due at the final maturity date.

The borrowings of our indirect, wholly-owned subsidiaries, Rockwood Specialties Group, Inc. and Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by certain assets and pledges of capital stock.

The senior secured credit agreement, as amended, provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As of March 31, 2010, the Company continued to qualify for the 0.25% interest rate reduction as the designated credit ratings were achieved.

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

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•            a leverage ratio: for the twelve-month period ended March 31, 2010, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.40 to 1; for such period, our ratio equaled 3.07 to 1; and

•            an interest coverage ratio: for the twelve-month period ended March 31, 2010, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.32 to 1.

The senior secured credit agreement, as amended, replaced the total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the Company may not permit its senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The senior secured credit agreement, as amended, also reset the asset sales basket, increased the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and accrued and unpaid interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes, the Titanium Dioxide Pigments term loans or other indebtedness may cause the lenders to declare the principal and accrued and unpaid interest on the then outstanding senior secured credit facilities immediately due and payable.

In addition to the financial covenants described above, the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale-leaseback transactions. In connection with the senior secured credit agreement, as amended in June 2009, some of the baskets relating to the above restrictions were reset.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

We were in compliance with the above covenants as of March 31, 2010.

2014 Notes.  As of March 31, 2010, the 2014 Notes have an aggregate principal amount of €250.1 million ($337.9 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis. In the first half of 2009, we repurchased at a discount €113.9 million ($153.2 million) in aggregate principal amount of our 2014 Notes. We may use available cash to repurchase additional 2014 Notes at any time.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended March 31, 2010, the fixed charge coverage ratio equaled 3.32 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

Because the indenture governing the 2014 Notes defines an event of default to include, among other things, a default under any other debt obligation in excess of $35.0 million that could cause the acceleration of such obligation, any acceleration under the senior secured credit agreement or other debt agreement would also result in a default under the indenture governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and accrued and unpaid interest on the then outstanding notes immediately due and payable.

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of March 31, 2010, the Titanium Dioxide Pigments venture had €240.0 million ($324.2 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($40.5 million) of which €20.0 million ($27.0 million) was outstanding as of March 31, 2010 after an outstanding bank guarantee of €10.0 million ($13.5 million) related to a defined benefit pension obligation reduced its availability under this facility. Both the term loan and revolving credit facility mature in June 2013.

As of March 31, 2010, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 2.50%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

In addition, the Titanium Dioxide Pigments venture has other debt of €24.1 million ($32.6 million), primarily due to a defined benefit plan, at interest rates ranging from 3.65% to 5.00%.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•            A leverage coverage ratio: for the twelve-month period ended March 31, 2010, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 3.50 to 1; for such period, our ratio equaled 3.09 to 1;

•            An interest coverage ratio: for the twelve-month period ended March 31, 2010, EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 3.50 to 1; for such period, our ratio equaled 5.00 to 1; and

•            Cash flow coverage ratio: for the twelve-month period ended March 31, 2010, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 1.91 to 1.

We were in compliance with the above covenants as of March 31, 2010.

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

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Three months ended
	March 31,
($ in millions)	2010	2009
Net cash provided by operating activities from continuing operations	$64.7	$49.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	43.0	4.4
Current portion of income tax provision	12.2	5.8
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	42.3	37.3
Restructuring and other severance costs	2.2	7.8
Systems/organization establishment expenses	0.9	2.1
Acquisition and disposal costs	0.2	—
Bad debt provision	0.4	—
Loss on sale of assets and other	—	0.1
Other	(0.9)	1.9
Total Adjusted EBITDA	$165.0	$109.2

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2009 Form 10-K. There have not been significant changes to these contractual obligations as of March 31, 2010.

Capital Expenditures

Rockwood’s capital expenditures for the three months ended March 31, 2010 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the three months ended March 31, 2010 and 2009, our capital expenditures, excluding capital leases, were $35.2 million and $44.3 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	other	Consolidated
Three months ended March 31, 2010	$8.7	$4.8	$13.6	$6.0	$1.9	$0.2	$35.2
Three months ended March 31, 2009	16.3	7.0	10.5	7.8	2.4	0.3	44.3

We may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2009, our capital expenditures for SHE matters totaled $17.9 million, excluding costs to maintain and repair pollution control equipment. For 2010, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws, including the EU’s REACH legislation. See Note 15, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.

Foreign currency related transactions

As of March 31, 2010, $1,145.0 million of the debt outstanding is denominated in Euros.

Recent Accounting Standards

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2010, the Company had approximately $30.4 million of letters of credit and other bank guarantees, of which $29.9 million will expire in 2009 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.8 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2009 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2010.

One of our critical accounting policies relates to the impairment of goodwill, property, plant and equipment and other intangible assets. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. For instance, we are monitoring the recoverability of certain intangible assets in our Timber Treatment Chemicals business unit within our Performance Additives segment and will review such assets if events or circumstances occur to indicate the carrying value of such assets may not be recoverable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2009 Form 10-K. There have been no significant changes to these market risks as of March 31, 2010.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2010.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2009 Form 10-K.

Advertising Matter

In September 2009, the U.S. District Court, Northern District of Georgia, issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The US Court of Appeals, Eleventh Circuit has scheduled oral arguments for May 20, 2010.

We do not believe that any individual, legal proceeding, government action or arbitration is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. We cannot predict the outcome of any legal proceeding or the potential for future legal proceedings. See Note 15, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2009 Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Form 10-K for the year ended December 31, 2009. There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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
Date: May 7, 2010

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 7, 2010

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