Form 10-Q
period 2011-06-30
Rockwood Holdings, Inc.
filed 2011-08-04
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 76,666,149 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$1,000.0	$813.7	$1,914.0	$1,592.1
Cost of products sold	654.4	543.8	1,247.3	1,066.3
Gross profit	345.6	269.9	666.7	525.8
Selling, general and administrative expenses	181.2	169.2	361.8	334.1
Restructuring and other severance costs	4.0	0.9	5.0	1.3
Asset write-downs and other	0.2	0.5	0.3	2.3
Operating income	160.2	99.3	299.6	188.1
Other expenses, net:
Interest expense, net (a)	(24.7)	(36.3)	(47.7)	(78.1)
Loss on early extinguishment/modification of debt	(0.3)	—	(16.5)	—
Foreign exchange gain (loss) on financing activities, net	2.2	(0.4)	4.2	(0.1)
Other, net	(0.1)	—	(0.1)	0.5
Other expenses, net	(22.9)	(36.7)	(60.1)	(77.7)
Income from continuing operations before taxes	137.3	62.6	239.5	110.4
Income tax provision	37.8	14.3	66.6	30.0
Income from continuing operations	99.5	48.3	172.9	80.4
Income from discontinued operations, net of tax	0.7	6.5	0.9	11.1
Gain on sale of discontinued operations, net of tax	4.9	—	119.4	—
Net income	105.1	54.8	293.2	91.5
Net income attributable to noncontrolling interest	(10.6)	(2.4)	(20.7)	(2.2)
Net income attributable to Rockwood Holdings, Inc.	$94.5	$52.4	$272.5	$89.3

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$88.9	$45.9	$152.2	$78.2
Income from discontinued operations	5.6	6.5	120.3	11.1
Net income	$94.5	$52.4	$272.5	$89.3

Basic earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$1.16	$0.61	$1.99	$1.05
Earnings from discontinued operations	0.08	0.09	1.58	0.15
Basic earnings per share	$1.24	$0.70	$3.57	$1.20

Diluted earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$1.11	$0.59	$1.91	$1.01
Earnings from discontinued operations	0.07	0.09	1.51	0.14
Diluted earnings per share	$1.18	$0.68	$3.42	$1.15

Weighted average number of basic shares outstanding	76,446	74,701	76,292	74,500
Weighted average number of diluted shares outstanding	79,946	77,583	79,778	77,359

(a) Interest expense, net includes:
Interest expense on debt, net	$(22.1)	$(40.4)	$(50.1)	$(82.7)
Mark-to-market (losses) gains on interest rate swaps	(1.4)	5.6	4.9	7.7
Deferred financing costs	(1.2)	(1.5)	(2.5)	(3.1)
Total	$(24.7)	$(36.3)	$(47.7)	$(78.1)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$235.2	$324.1
Accounts receivable, net	570.9	436.8
Inventories	610.9	541.8
Deferred income taxes	22.1	82.6
Prepaid expenses and other current assets	81.1	79.2
Assets of discontinued operations	—	154.1
Total current assets	1,520.2	1,618.6
Property, plant and equipment, net	1,658.1	1,566.9
Goodwill	950.0	877.1
Other intangible assets, net	587.8	587.6
Deferred debt issuance costs, net of accumulated amortization of $17.8 and $15.7, respectively	17.9	17.2
Deferred income taxes	17.8	18.4
Other assets	45.7	38.5
Total assets	$4,797.5	$4,724.3
LIABILITIES
Current liabilities:
Accounts payable	$243.4	$249.6
Income taxes payable	44.4	20.2
Accrued compensation	140.0	165.2
Accrued expenses and other current liabilities	169.5	164.9
Deferred income taxes	2.8	2.6
Long-term debt, current portion	68.6	465.7
Liabilities of discontinued operations	—	27.6
Total current liabilities	668.7	1,095.8
Long-term debt	1,721.9	1,695.3
Pension and related liabilities	434.4	399.6
Deferred income taxes	108.5	77.9
Other liabilities	106.4	104.3
Total liabilities	3,039.9	3,372.9
Restricted stock units	10.2	10.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 76,613 shares issued and 76,519 shares outstanding at June 30, 2011; 400,000 shares authorized, 75,991 shares issued and 75,897 shares outstanding at December 31, 2010)	0.8	0.8
Paid-in capital	1,218.3	1,202.6
Accumulated other comprehensive income	227.0	132.7
Accumulated deficit	(10.3)	(282.8)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,434.4	1,051.9
Noncontrolling interest	313.0	289.4
Total equity	1,747.4	1,341.3
Total liabilities and equity	$4,797.5	$4,724.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$293.2	$91.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.9)	(11.1)
Gain on sale of discontinued operations, net of tax	(119.4)	—
Depreciation and amortization	133.2	126.6
Deferred financing costs amortization	2.5	3.1
Loss on early extinguishment/modification of debt	16.5	—
Foreign exchange (gain) loss on financing activities, net	(4.2)	0.1
Fair value adjustment of derivatives	(4.9)	(7.7)
Bad debt provision	0.5	(0.7)
Stock-based compensation	6.4	5.8
Deferred income taxes	14.8	16.8
Asset write-downs and other	0.3	2.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(106.1)	(91.1)
Inventories	(38.4)	(4.6)
Prepaid expenses and other assets	(0.8)	(8.6)
Accounts payable	(5.2)	8.5
Income taxes payable	24.7	(7.6)
Accrued expenses and other liabilities	(47.4)	53.7
Net cash provided by operating activities of continuing operations	164.8	177.0
Net cash (used in) provided by operating activities of discontinued operations	(1.8)	2.1
Net cash provided by operating activities	163.0	179.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116.9)	(71.1)
Government grants received	6.3	0.4
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(0.8)	(0.9)
Proceeds on sale of assets	0.3	1.8
Net cash used in investing activities of continuing operations	(111.1)	(69.8)
Net cash provided by (used in) investing activities of discontinued operations, representing net sale proceeds in 2011	300.8	(1.2)
Net cash provided by (used in) investing activities	189.7	(71.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	9.2	10.0
Repayment of Titanium Dioxide Pigments revolving credit facility	—	(14.3)
Prepayment of senior secured debt	(408.9)	—
Repayment of senior secured debt	(21.4)	(25.1)
Payments on other long-term debt	(1.8)	(2.5)
Loan repayments to noncontrolling shareholders	(5.0)	—
Deferred financing costs	(5.3)	(0.3)
Fees related to early extinguishment/modification of debt	(12.9)	—
Distribution to noncontrolling shareholder	(0.5)	—
Net cash used in financing activities	(446.6)	(32.2)
Effect of exchange rate changes on cash and cash equivalents	(11.6)	(0.2)
Net (decrease) increase in cash and cash equivalents	(105.5)	75.7
Less net (decrease) increase in cash and cash equivalents from discontinued operations	(16.6)	0.9
(Decrease) increase in cash and cash equivalents from continuing operations	(88.9)	74.8
Cash and cash equivalents of continuing operations, beginning of period	324.1	286.2
Cash and cash equivalents of continuing operations, end of period	$235.2	$361.0

Supplemental disclosures of cash flow information:
Interest paid	$62.0	$82.2
Income taxes paid, net of refunds	27.1	20.7
Non-cash investing activities:
Acquisition of capital equipment	15.1	8.3
Fees related to early extinguishment of debt	0.5	—

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2011			2010
	Rockwood			Rockwood
	Holdings, Inc.			Holdings, Inc.
	Stockholders’	Noncontrolling	Total	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$1,051.9	$289.4	$1,341.3	$850.8	$290.0	$1,140.8

Net income	272.5	20.7	293.2	89.3	2.2	91.5
Other comprehensive income (loss), net of tax	94.3	0.5	94.8	(173.6)	—	(173.6)
Comprehensive income (loss)	366.8	21.2	388.0	(84.3)	2.2	(82.1)
Dividend declared to noncontrolling shareholder	—	(8.4)	(8.4)	—	—	—
Distribution to noncontrolling shareholder	—	(0.5)	(0.5)	—	—	—
Foreign currency translation	—	11.3	11.3	—	(18.7)	(18.7)
Issuance of common stock	9.2	—	9.2	10.0	—	10.0
Deferred compensation, net of tax	6.5	—	6.5	2.6	—	2.6
Balance at June 30	$1,434.4	$313.0	$1,747.4	$779.1	$273.5	$1,052.6

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

The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for all periods presented as a result of the sale of the plastic compounding business in January 2011. See Note 3, “Discontinued Operations,” for further details. In addition, certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation in connection with government grants received.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the June 30, 2011 exchange rate of €1.00 = $1.4502.

Stock-Based Compensation— Under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”), the Company granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. However, the Company no longer issues equity awards under this Plan. In April 2009, the Company adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date will be awarded under the New Plan.

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

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment on the vesting date upon a change in control as defined in such agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2011 and December 31, 2010 have been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plans caused income from continuing operations before taxes to decrease by $3.5 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively, and $6.4 million and $5.8 million for the six months ended June 30, 2011 and 2010, respectively. The total tax benefit recognized related to stock options was $0.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

Recent Accounting Standards—The following represents the impact of recently issued accounting standards:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. In addition, the amendments in this update significantly expand the disclosures related to a vendor’s multiple-deliverable arrangements. This update was effective for the Company in its first quarter beginning January 1, 2011. This update did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued an accounting standards update that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”).  This standard is largely consistent with existing fair value measurement principles under U.S. GAAP.  This update is effective for the Company in its first quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that addressed the presentation of comprehensive income in the financial statements.  This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, this update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective for the Company in its first quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements other than modifying the presentation of comprehensive income.

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

Comprehensive income (loss) is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net income	$105.1	$54.8	$293.2	$91.5
Pension related adjustments, net of tax	(0.7)	1.8	(2.4)	3.8
Foreign currency translation (a)	18.7	(49.3)	42.2	(77.6)
Intercompany foreign currency loans	20.0	(74.1)	65.2	(121.0)
Net investment hedges, net of tax	(2.2)	13.1	(12.1)	21.5
Foreign exchange contracts, net of tax	(0.4)	(0.3)	1.9	(0.3)
Comprehensive income (loss)	140.5	(54.0)	388.0	(82.1)
Comprehensive income attributable to noncontrolling interest	(10.5)	(2.4)	(21.2)	(2.2)
Comprehensive income (loss) attributable to Rockwood Holdings, Inc.	$130.0	$(56.4)	$366.8	$(84.3)

(a)          Includes $10.1 million reclassified to net income in the six months ended June 30, 2011 related to the sale of the plastic compounding business in January 2011.

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

Operating results of the discontinued operations of the plastic compounding business for the six months ended June 30, 2011 includes the net gain on the sale of the plastic compounding business of $119.4 million (net of taxes of $77.8 million, a portion of which will be offset through the utilization of net operating losses of $76.5 million). The valuation allowance related to these net operating losses was reversed in the fourth quarter of 2010 as a benefit to income taxes in continuing operations.  Included in the gain in the second quarter of 2011 is a tax benefit of $4.0 million associated with a re-filing of the Company’s Alternative Minimum Tax position made in connection with the sale of the plastic compounding business.

Income from discontinued operations, net of tax, of $0.9 million for the six months ended June 30, 2011 includes $0.7 million related to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007 and $0.2 million from operating the plastic compounding business that was sold on January 7, 2011.

Operating results of the discontinued operations of the plastic compounding business for the three and six months ended June 30, 2010 are as follows:

	Three Months	Six Months
	Ended	Ended
($ in millions)	June 30, 2010	June 30, 2010
Net sales	$60.8	$116.3
Cost of products sold	49.2	93.9
Gross profit	11.6	22.4
Selling, general and administrative expenses	4.2	8.6
Gain on sale of business	—	—
Income before taxes	7.4	13.8
Income tax provision	0.9	2.7
Net income	$6.5	$11.1

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to the Dynamit Nobel businesses that were acquired in 2004, the wafer reclaim business and the rubber/thermoplastics compounding business. The wafer reclaim business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. The rubber/thermoplastics compounding business is active in the automotive market, with products made of rubber, thermoplastic and polyurethane materials.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended June 30, 2011
Net sales	$358.7	$221.2	$256.2	$155.0	$8.9	$1,000.0
Total Adjusted EBITDA	92.4	46.0	63.5	50.6	(18.9)	233.6
Three months ended June 30, 2010
Net sales	$287.3	$199.4	$190.3	$129.6	$7.1	$813.7
Total Adjusted EBITDA	73.4	37.0	29.6	40.6	(17.4)	163.2	(a)
Six months ended June 30, 2011
Net sales	$692.0	$414.0	$482.8	$309.1	$16.1	$1,914.0
Total Adjusted EBITDA	179.3	80.9	118.2	98.9	(37.1)	440.2	(a)
Six months ended June 30, 2010
Net sales	$576.9	$376.6	$371.4	$254.3	$12.9	$1,592.1
Total Adjusted EBITDA	147.2	66.5	60.3	77.6	(31.5)	320.1	(a)

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Eliminations (b)	Consolidated (c)
Identifiable assets as of:
June 30, 2011	$2,312.9	$789.4	$1,005.0	$916.5	$237.3	$(463.6)	$4,797.5
December 31, 2010	2,107.7	759.4	897.4	828.8	397.2	(420.3)	4,570.2

(a)   This amount does not include $9.0 million for the three months ended June 30, 2010, respectively, and $0.2 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

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

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended June 30, 2011
Income (loss) from continuing operations before taxes	$61.3	$28.4	$40.7	$31.4	$(24.5)	$137.3
Interest expense, net (a)	8.4	2.2	4.2	5.4	4.5	24.7
Depreciation and amortization	19.8	14.5	18.3	13.7	1.5	67.8
Restructuring and other severance costs	3.2	0.7	—	0.1	—	4.0
Systems/organization establishment expenses	0.2	0.2	0.3	—	—	0.7
Acquisition and disposal costs	—	—	—	—	0.1	0.1
Loss on early extinguishment/modification of debt	—	—	—	—	0.3	0.3
Asset write-downs and other	0.1	—	—	0.1	—	0.2
Foreign exchange gain on financing activities, net	(0.9)	—	—	(0.1)	(1.2)	(2.2)
Other	0.3	—	—	—	0.4	0.7
Total Adjusted EBITDA (b)	$92.4	$46.0	$63.5	$50.6	$(18.9)	$233.6
Three months ended June 30, 2010
Income (loss) from continuing operations before taxes	$38.4	$14.2	$10.1	$20.9	$(21.0)	$62.6
Interest expense, net (a)	14.9	7.6	3.3	7.2	3.3	36.3
Depreciation and amortization	17.9	14.2	16.1	11.9	1.3	61.4
Restructuring and other severance costs	0.5	0.3	—	0.1	—	0.9
Systems/organization establishment expenses	0.3	0.1	0.1	—	—	0.5
Acquisition and disposal costs	0.4	—	—	—	—	0.4
Asset write-downs and other	0.1	0.3	—	—	0.1	0.5
Foreign exchange loss (gain) on financing activities, net	0.9	—	—	0.5	(1.0)	0.4
Other	—	0.3	—	—	(0.1)	0.2
Total Adjusted EBITDA (b)	$73.4	$37.0	$29.6	$40.6	$(17.4)	$163.2
Six months ended June 30, 2011
Income (loss) from continuing operations before taxes	$110.3	$43.5	$79.4	$56.2	$(49.9)	$239.5
Interest expense, net (a)	18.0	4.7	3.1	11.6	10.3	47.7
Depreciation and amortization	39.2	28.7	35.4	27.1	2.8	133.2
Restructuring and other severance costs	4.1	0.8	—	0.1	—	5.0
Systems/organization establishment expenses	0.3	0.4	0.3	—	—	1.0
Acquisition and disposal costs	0.1	—	—	—	0.1	0.2
Loss on early extinguishment/modification of debt	7.7	1.7	—	4.0	3.1	16.5
Asset write-downs and other	0.2	—	—	0.1	—	0.3
Foreign exchange (gain) loss on financing activities, net	(1.0)	1.0	—	(0.2)	(4.0)	(4.2)
Other	0.4	0.1	—	—	0.5	1.0
Total Adjusted EBITDA (b)	$179.3	$80.9	$118.2	$98.9	$(37.1)	$440.2
Six months ended June 30, 2010
Income (loss) from continuing operations before taxes	$78.2	$18.8	$18.3	$37.6	$(42.5)	$110.4
Interest expense, net (a)	31.3	15.3	7.9	15.4	8.2	78.1
Depreciation and amortization	36.5	28.9	33.8	24.5	2.9	126.6
Restructuring and other severance costs	0.6	0.5	—	0.1	0.1	1.3
Systems/organization establishment expenses	0.7	0.3	0.3	0.1	—	1.4
Acquisition and disposal costs	0.5	—	—	—	0.1	0.6
Asset write-downs and other	0.1	2.1	—	—	0.1	2.3
Foreign exchange (gain) loss on financing activities, net	(0.1)	0.1	—	(0.1)	0.2	0.1
Other	(0.6)	0.5	—	—	(0.6)	(0.7)
Total Adjusted EBITDA (b)	$147.2	$66.5	$60.3	$77.6	$(31.5)	$320.1

(a)   Includes losses of $1.4 million for the three months ended June 30, 2011 and gains of $5.6 million for the three months ended June 30, 2010, and gains of $4.9 million and $7.7 million for the six months ended June 30, 2011 and 2010, respectively representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)   This amount does not include $9.0 million for the three months ended June 30, 2010, respectively, and $0.2 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•      Restructuring and other severance costs:  Restructuring and other severance costs of $4.0 million and $0.9 million were recorded in the three months ended June 30, 2011 and 2010, respectively, and $5.0 million and $1.3 million were recorded in the six months ended June 30, 2011 and 2010, respectively. See Note 15, “Restructuring and Other Severance Costs,” for further details.

•      Systems/organization establishment expenses: For the three and six months ended June 30, 2011, expenses of $0.7 million and $1.0 million, respectively, were recorded primarily related to costs incurred in conjunction with the integration of the Titanium Dioxide Pigments venture and businesses acquired in the Specialty Chemicals and Performance Additives segments. For the three and six months ended June 30, 2010, expenses of $0.5 million and $1.4 million, respectively, were recorded primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture.

•      Loss on early extinguishment/modification of debt:  For the three months ended June 30, 2011, the Company recorded a charge of $0.3 million related to fees incurred in conjunction with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011. For the six months ended June 30, 2011, the Company recorded a charge of $16.5 million comprised of related fees of $13.4 million and the write-off of deferred financing costs of $3.1 million in connection with this refinancing and repayment.

•      Asset write-downs and other: The Company recorded $0.2 million and $0.5 million in the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $2.3 million in the six months ended June 30, 2011 and 2010, respectively, related to asset write-downs and other. The asset write-downs and other of $2.3 million recorded for the six months ended June 30, 2010 primarily related to the elimination of a duplicate manufacturing facility in the Performance Additives segment.

•      Foreign exchange (gain) loss, net:  For the three and six months ended June 30, 2011, foreign exchange gains of $2.2 million and $4.2 million, were recorded due to the impact of the stronger Euro as of June 30, 2011 versus March 31, 2011 and December 31, 2010, respectively, in connection with non-operating Euro-denominated transactions.

•      Other: For the three and six months ended June 30, 2011, the Company recorded expenses of $0.7 million and $1.0 million primarily related to fees incurred in connection with the secondary offering of the Company’s stock in May 2011. For the six months ended June 30, 2010, the Company recorded income of $0.7 million primarily related to a gain recorded on the sale of an investment previously accounted for under the equity method in the Specialty Chemicals segment and the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004.

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

At June 30, 2011 and December 31, 2010, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company.  All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13.7	$6.6
Accounts receivable, net	9.9	7.1
Inventories	0.9	0.8
Prepaid expenses and other current assets	1.2	9.8
Total current assets	25.7	24.3
Property, plant and equipment, net	1.7	1.9
Other intangible assets, net	68.4	71.6
Other assets	1.6	1.7
Total assets	$97.4	$99.5
LIABILITIES
Current liabilities:
Accounts payable	$0.8	$0.9
Income taxes payable	0.2	0.1
Accrued compensation	1.4	1.1
Accrued expenses and other current liabilities	3.0	6.1
Long-term debt, current portion	—	2.0
Total current liabilities	5.4	10.2
Deferred income taxes	0.1	0.1
Other liabilities	0.9	0.9
Total liabilities	$6.4	$11.2

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

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”). Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. The venture purchased $10.6 million and $8.4 million of energy from Kemira in the three months ended June 30, 2011 and 2010, respectively, and $21.5 million and $18.3 million of energy from Kemira in the six months ended June 30, 2011 and 2010, respectively. Minimum annual payments under the energy agreement are approximately $17.4 million. In connection with this energy arrangement, the venture has approximately $31.1 million (including a contractual advance of $16.0 million made in 2009) of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $6.2 million at June 30, 2011. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable is approximately $10.5 million at June 30, 2011. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s Condensed Consolidated Financial Statements.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of June 30, 2011 and December 31, 2010, Rockwood’s aggregate net investment in these ventures was $18.2 million and $14.1 million, respectively. This investment is classified as “Other assets” in the Condensed Consolidated Balance Sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

6.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and, from time to time, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

After hedging, the Company had $859.0 million (the majority of which was subject to a Libor floor of 1.00%) and $908.9 million of variable rate debt outstanding as of June 30, 2011 and December 31, 2010, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate. As of June 30, 2011, there were no outstanding borrowings under the senior secured revolving credit facility or the Titanium Dioxide Pigments venture revolving credit facility. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. As of June 30, 2011, these contracts cover notional amounts of €210.0 million (at interest rates of 1.40%) and were originally entered into to effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature in June 2013. As of December 31, 2010, these contracts covered notional amounts of €488.8 million (at interest rates ranging from 1.40% to 4.416%) and were originally entered into to effectively convert a portion of the senior secured credit obligations and all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its Condensed Consolidated Statements of Operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. In February 2011, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

Foreign Currency Risk

In October 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of a legal entity in its Specialty Chemicals segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for six months, and expire in December 2011. As of June 30, 2011 and December 31, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $6.3 million and $12.5 million, respectively. The instruments are designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the cash flows of the hedged item or transaction.

In January 2011, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of the Titanium Dioxide Pigments segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for six months and expire in December 2011. As of June 30, 2011, the Company had notional amounts outstanding for these foreign currency forward contracts of $18.0 million. The instruments are designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the cash flows of the hedged item or transaction.

The Company designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €14.1 million at June 30, 2011; $20.4 million). As a result, any foreign currency gains and losses resulting from the Euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2011 and December 31, 2010:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
		June 30,	December 31,	June 30,	December 31,
($ in millions)	Balance Sheet Location	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2.3	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	—	0.5
Total derivatives designated as hedging instruments		$2.3	$—	$—	$0.5

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Prepaid expenses and other current assets	$0.6	$—	$—	$—
	Other assets	1.4	—	—	—
	Accrued expenses and other current liabilities	—	—	—	18.6
	Other liabilities	—	—	—	0.9
Total derivatives not designated as hedging instruments		$2.0	$—	$—	$19.5
Total derivatives		$4.3	$—	$—	$20.0

The following table provides the gains and losses reported in “Accumulated Other Comprehensive Income” (“AOCI”) within Equity for the three and six months ended June 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(1.0)	$(0.4)	$2.0	$(0.4)

Net Investment Hedging Relationships:
Euro-denominated debt	$(2.2)	$13.1	$(12.1)	$21.5

For the three and six months ended June 30, 2011, gains of $1.1 million and $1.4 million, respectively, were reclassified from accumulated other comprehensive income into income. There were no gains or losses reclassified from accumulated other comprehensive income into income for the three and six months ended June 30, 2010.

The following table provides the gains reported in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss)
	Three months ended June 30,		Six months ended June 30,		Recognized in Income on
($ in millions)	2011	2010	2011	2010	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$(1.4)	$5.1	$4.9	$6.1	Interest expense
Cross-currency interest rate swaps	—	0.5	—	1.6	Interest expense
Total derivatives	$(1.4)	$5.6	$4.9	$7.7

7. FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of June 30, 2011 and December 31, 2010, the assets and liabilities measured at fair value on a recurring basis are derivatives and marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” in the Company’s 2010 Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 —    Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of June 30, 2011 and December 31, 2010.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2011 and December 31, 2010:

	As of	Fair Value Measurements
($ in millions)	June 30, 2011	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$12.8	$12.8	$—	$—
Interest rate swaps (b)	2.0	—	2.0	—
Foreign exchange contracts (b)	2.3	—	2.3	—
Total assets at fair value	$17.1	$12.8	$4.3	$—

	As of	Fair Value Measurements
($ in millions)	December 31, 2010	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$154.5	$154.5	$—	$—
Total assets at fair value	$154.5	$154.5	$—	$—

Liabilities
Interest rate swaps (b)	$19.5	$—	$19.5	$—
Foreign exchange contracts (b)	0.5	—	0.5	—
Total liabilities at fair value	$20.0	$—	$20.0	$—

(a)   These primarily represent money market funds.

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

Counter-party risk—The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of June 30, 2011 and December 31, 2010 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution to its derivative assets as of June 30, 2011 and December 31, 2010, the Company believes the carrying values to be fully realizable.

Debt—The Company estimates that its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market values at June 30, 2011 and December 31, 2010, the Company estimates the fair value of its 2014 Notes approximated $574.0 million and $547.6 million, respectively. As of June 30, 2011 and December 31, 2010, the principal carrying amount of the 2014 Notes was $562.7 million and $534.7 million, respectively.

Cash and Cash Equivalents—All highly liquid instruments with an original maturity of three months or less and money market funds are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

8.  INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2011	2010
Raw materials	$200.6	$181.6
Work-in-process	88.5	79.9
Finished goods	314.1	272.6
Packaging materials	7.7	7.7
Total	$610.9	$541.8

9.  GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2010	$618.5	$258.6	$877.1
Foreign exchange	50.5	22.4	72.9
Balance, June 30, 2011	$669.0	$281.0	$950.0

10.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of June 30, 2011			As of December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$394.3	$(179.8)	$214.5	$369.5	$(154.2)	$215.3
Trade names and trademarks	141.2	(42.9)	98.3	131.4	(37.2)	94.2
Customer relationships	380.2	(163.7)	216.5	360.4	(140.4)	220.0
Supply agreements	63.3	(21.4)	41.9	60.4	(17.6)	42.8
Other	52.8	(36.2)	16.6	45.8	(30.5)	15.3
Total	$1,031.8	$(444.0)	$587.8	$967.5	$(379.9)	$587.6

Amortization of other intangible assets was $20.1 million and $18.5 million for the three months ended June 30, 2011 and 2010, respectively, and $39.4 million and $38.2 million for the six months ended June 30, 2011 and 2010, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2011	$79.8
2012	76.9
2013	73.8
2014	65.5
2015	59.3

11.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ and € in millions)	2011	2010
Senior secured credit facilities - term loans	$850.0	$1,260.0
2014 Notes (€250.1 and $200.0)	562.7	534.7
Titanium Dioxide Pigments venture term loans (€210.0 and €220.0, respectively)	304.5	294.4
Capitalized lease obligations	41.1	39.4
Other loans	32.2	32.5
	1,790.5	2,161.0
Less current maturities	(68.6)	(465.7)
	$1,721.9	$1,695.3

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans. In connection with this transaction, the Company recorded a charge of $16.5 million in the six months ended June 30, 2011 comprised of related fees of $13.4 million and the write-off of deferred financing costs of $3.1 million.

12.  INCOME TAXES:

The effective tax rate for the six months ended June 30, 2011 and 2010 was 27.8% and 27.2%, respectively. The income tax rate for the six months ended June 30, 2011 was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance and a beneficial foreign earnings mix. For the six months ended June 30, 2010, the income tax provision was favorably impacted by a beneficial foreign earnings mix and the favorable settlement of certain tax positions.

For the six months ended June 30, 2011, the Company decreased its worldwide valuation allowances by $5.6 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2010	$81.1
Decrease as reflected in income tax expense	(0.9)
Other (a)	(4.7)
Balance as of June 30, 2011	$75.5

(a)               Primarily related to discontinued operations and the mark-to-market of the Company’s Euro-denominated debt.

In the six months ended June 30, 2011, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the six months ended June 30, 2011, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period.

Unrecognized tax benefits at June 30, 2011 were $28.8 million, all of which if recognized, would impact the effective tax rate. The Company had accrued $9.4 million for interest and penalties as of June 30, 2011. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $3.5 million or a cost of up to $5.1 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

13.  EMPLOYEE BENEFIT PLANS:

The Company’s overall unfunded position in its defined benefit plans as of June 30, 2011 is $452.6 million and the funded status of its plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $80.2 million, and the funded status is 76%. The funding of the Company’s pension plans was in compliance with local requirements as of June 30, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2010 and the six months ended June 30, 2011. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually. Therefore, the funded status as of December 31, 2011 could differ significantly.

The following table represents the net periodic benefit costs and related components:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Service cost	$2.3	$1.8	$4.5	$3.8
Interest cost	8.7	8.1	17.0	16.7
Expected return on assets	(4.3)	(3.5)	(8.5)	(7.3)
Amortization of actuarial losses	0.7	0.5	1.3	1.1
Amortization of prior service cost	0.1	0.1	0.3	0.3
Other	—	0.3	—	0.3
Total pension cost	$7.5	$7.3	$14.6	$14.9

14.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts; shares in thousands)	2011	2010	2011	2010
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$88.9	$45.9	$152.2	$78.2
Income from discontinued operations	0.7	6.5	0.9	11.1
Gain on sale of discontinued operations, net of tax	4.9	—	119.4	—
Net income	$94.5	$52.4	$272.5	$89.3

EPS Denominator:
Basic weighted average number of common shares outstanding	76,446	74,701	76,292	74,500
Effect of dilutive stock options and other incentives	3,500	2,882	3,486	2,859
Diluted weighted average number of common shares outstanding and common stock equivalents	79,946	77,583	79,778	77,359

Basic earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$1.16	$0.61	$1.99	$1.05
Earnings from discontinued operations, net of tax	0.08	0.09	1.58	0.15
Basic earnings per common share	$1.24	$0.70	$3.57	$1.20

Diluted earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$1.11	$0.59	$1.91	$1.01
Earnings from discontinued operations, net of tax	0.07	0.09	1.51	0.14
Diluted earnings per common share	$1.18	$0.68	$3.42	$1.15

Stock-based awards under employee compensation plans representing common stock of 1,276,581 and 1,278,602 shares were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2011, there were no outstanding shares that would have had an anti-dilutive effect.

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

For the three and six months ended June 30, 2011, the Company recorded $3.3 million and $4.3 million of restructuring charges primarily related to severance and other related costs in connection with organizational changes in the Specialty Chemicals segment.

For the three and six months ended June 30, 2010, the Company recorded $0.7 million and $0.8 million of restructuring charges primarily in the Specialty Chemicals segment for facility closures and severance costs.

“Restructuring and other severance costs” in the Condensed Consolidated Statements of Operations also included other severance-related costs of $0.7 million and $0.7 million for the three and six months ended June 30, 2011 and $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, related to headcount reductions undertaken throughout the Company.

All restructuring actions still in progress as of June 30, 2011 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the future consolidation of the North American Surface Treatment business. However, payouts of certain liabilities resulting from these actions will take place over several years. In particular, as of June 30, 2011, restructuring liabilities of $7.9 million include $1.7 million in the Corporate and other segment related to an unexpired lease in connection with the 2006 restructuring of the Wafer Reclaim business. Management believes that the majority of the remaining $6.2 million obligation will be utilized within the next twelve months. Selected information for outstanding liabilities from recent restructuring actions is as follows:

	Severance/	Facility
($ in millions)	Relocation	Closure	Total
Liability balance, December 31, 2010	$2.7	$2.1	$4.8
Restructuring charge in 2011	3.1	1.2	4.3
Restructuring charge in 2011 - Discontinued operations	0.6	—	0.6
Utilized	(1.7)	(0.6)	(2.3)
Foreign exchange and other	0.4	0.1	0.5
Liability balance, June 30, 2011	$5.1	$2.8	$7.9

Restructuring reserves by segment are as follows:

	June 30,	December 31,
($ in millions)	2011	2010
Specialty Chemicals	$5.0	$2.2
Performance Additives	0.2	0.2
Advanced Ceramics	0.4	0.5
Corporate and other	2.3	1.9
	$7.9	$4.8

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

Advertising Matter

As discussed in previous filings, on March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI sought damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product.  In April 2011, the parties executed a settlement agreement and the resolution of this matter did not have a material effect on the Company’s business or financial condition.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In October 2010, the Court held a hearing to determine the proper jurisdiction for this matter and later issued its decision in favor of the plaintiff ruling that the case will be heard in the District Court of Satakunta and not in arbitration. In January 2011, Lanxess filed its statement specifying its claims for damages in the amount of €3.2 million plus accrued interest and legal fees. The Company will continue to vigorously defend this matter. The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims. Although the Company does not believe that resolution of this matter will have a material effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

Former Glass Sealants Business

A subsidiary in the Specialty Chemicals segment formerly manufactured sealants for insulating glass. This subsidiary has been named as a defendant in several lawsuits relating to alleged defective sealants that were raised prior to and after the sale of this business in 2003. This subsidiary may be required to pay damage claims asserted by the various plaintiffs. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. Although the Company does not believe that resolution of these matters will have a material effect on its business or financial condition, the Company cannot predict the ultimate outcome of these claims or possible range of loss, if any, and the resolution of one or more of these claims may have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $2.0 million and in the aggregate $4.7 million, net of insurance recoveries, as of June 30, 2011. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company may be subject to indemnity claims relating to properties or businesses it divested. For example, the Company has agreed to indemnify the buyer of its former plastic compounding business for certain known and unknown environmental actions which may arise in the future that relate to the period prior to the closing.

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, the Company has recorded a reserve of €4.9 million ($7.1 million) against our related receivable of €5.4 million ($7.8 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter. The Company does not believe this matter will have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows, but may have a material effect on the Company’s results of operations or cash flow in any quarterly or annual reporting period.

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

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention. On September 22, 2009, the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that required certain facilities in the U.S. to record their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on September 30, 2011. Currently, no facilities are required to report under this program; however, two facilities may be subject to these rules as production demand increases. The Company does not believe, based upon currently available information, that this rule will have a material impact on its results of operations. However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S. and other jurisdictions. Certain European facilities are subject to different carbon emission trading schemes imposed by local governments, e.g. U.K. and Germany. Any such laws may directly and indirectly have a material impact on our results of operations, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

The Company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gases and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities. In addition, legislation was recently introduced in Congress seeking to reform the Toxic Control Substances Act, which among other things, would require manufacturers to develop and submit additional safety data for each chemical it produces, similar to REACH. The Company does not believe, based upon currently available information, that these regulations will have a material impact on its results of operations, financial position or liquidity.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at June 30, 2011:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Augusta, GA, Niagara Falls, NY and South Gate, CA and has reserves for these matters totaling $0.1 million at June 30, 2011.

Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material effect on its business or financial condition, but may have a material effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company’s or its predecessor’s former and present properties and/or at sites where the Company and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $51.8 million and $49.8 million for environmental liabilities as of June 30, 2011 and December 31, 2010, respectively, most of which were classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. Of these accruals, $28.8 million and $27.5 million as of June 30, 2011 and December 31, 2010, respectively, represent liabilities discounted using discount rates ranging from 4.2% to 7.5%.

Included in the environmental liabilities are reclamation obligations of $21.7 million as of June 30, 2011 and December 31, 2010. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining sites within the Fine Chemicals business in the Specialty Chemicals segment.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of June 30, 2011 is from $51.8 million to $79.6 million. For the six months ended June 30, 2011, the Company recorded charges of $1.5 million to increase its environmental liabilities and made payments of $2.2 million for reclamation and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2011, the recurring cost of managing hazardous substances for ongoing operations is $27.0 million.

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information, it does not believe the additional amount of potential losses would have a material effect on its business or financial condition, but may have a material effect on the results of operations or cash flows in any given quarterly or annual reporting period. The Company does not believe that any known individual environmental matter would have a material effect on its results of operations or financial condition. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

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

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis (“MD&A”) section and the risk factors section of the Company’s 2010 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report.

Unless otherwise noted, all balance sheet items as of June 30, 2011 which are denominated in Euros are translated at the June 30, 2011 exchange rate of €1.00 = $1.4502.

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

Specialty Chemicals

•      Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2010, net sales were up from higher volumes in all markets. In the first six months of 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. Net sales growth is expected to continue throughout the remainder of the year primarily from higher volumes across most markets.

•      Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. Results in 2010 were higher primarily from increased volumes of lithium products and metal sulfide applications, partially offset by lower selling prices of potash and lithium carbonate. In the first six months of 2011, results were up primarily from increased volumes of lithium products, as well as higher selling prices of metal sulfide applications, partially offset by higher raw material costs of metal sulfides. Net sales growth is expected to continue throughout the remainder of the year primarily from higher volumes in lithium and metal sulfide applications.

Performance Additives

•      Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2010 and continued to be lower in the first six months of 2011. A continued slowdown in the North American construction industry could continue to have a negative impact on our results throughout the remainder of the year. European volumes in 2010 were comparable to the same period in the prior year and were up in the first six months of 2011. Volumes of coatings and specialties products were up in 2010, but were down in the first six months of 2011.

•      Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2010 by a general slowdown in the construction markets. In the first six months of 2011, results were up due to higher volumes of ACQ, as well as higher selling prices, partially offset by higher copper and monoethanolamine (“MEA”) costs.  Higher copper and MEA raw material costs are expected to have a negative impact on our results throughout the remainder of the year.

•      In the Clay-based Additives business, higher volumes in most markets, particularly oilfield, had a favorable impact on results in 2010. In the first six months of 2011, higher volumes continued in most markets, particularly oilfield, composites and coatings and inks. We expect net sales growth to continue throughout the remainder of the year primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•      Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2010, higher volumes, as well as selling price increases, of both rutile and anatase applications had a favorable impact on results. Higher selling prices, as well as a favorable product mix, had a favorable impact on results in the first six months of 2011. We expect sales to continue to be higher throughout the remainder of the year primarily from higher selling prices.

•      Our functional additives sales were up in 2010 and the first six months of 2011 as higher selling prices had a favorable impact on results. Net sales of functional additives applications are expected to continue to be higher throughout the remainder of the year.

Advanced Ceramics

•      Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2010 and the first six months of 2011 on higher volumes. We expect this growth to continue throughout the remainder of the year.

•      Sales of most product applications, including cutting tools, mechanical applications and electronic applications were up in 2010 and the first six months of 2011 on higher volumes. We expect sales for cutting tools, mechanical applications and electronic applications to be higher throughout the remainder of the year on higher volumes.

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

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2011, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2010. As a result, our net sales, gross profit and operating income were favorably impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 46% of our 2010 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2010. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2010 and the first six months of 2011, higher raw material costs were reported in a number of businesses. For example, in 2010 and the first six months of 2011, we experienced higher prices for tin used in the Metal Sulfides business of our Specialty Chemicals segment and copper used in the Timber Treatment Chemicals business of our Performance Additives segment. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2010 Form 10-K.

Energy Costs

In 2010, energy purchases represented approximately 9% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs in 2010 were basically flat versus the prior year, but were up in the first six months of 2011. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. However, natural gas prices in North America declined in 2010 and the first six months of 2011. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2010 and in the first half of 2011.

Income Taxes

We recorded an income tax provision of $37.8 million in the second quarter of 2011 on income from continuing operations before taxes of $137.3 million. The income tax provision in the second quarter of 2011 was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance and a beneficial foreign earnings mix.

In the second quarter of 2011, the worldwide valuation allowance decreased by $3.1 million to $75.5 million. This was due to a $3.7 million decrease that impacted the tax provision and a $4.1 million decrease related to discontinued operations resulting from the sale of the plastic compounding business, partially offset by an increase of $4.7 million related to other deferred tax assets (primarily in other comprehensive income).

Special Charges and Credits

During the periods presented, we incurred certain special charges and credits that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and six months ended June 30, 2011 and 2010.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Statement of operations data:
Net sales:
Specialty Chemicals	$358.7	$287.3	$692.0	$576.9
Performance Additives	221.2	199.4	414.0	376.6
Titanium Dioxide Pigments	256.2	190.3	482.8	371.4
Advanced Ceramics	155.0	129.6	309.1	254.3
Corporate and other	8.9	7.1	16.1	12.9
Total net sales	1,000.0	813.7	1,914.0	1,592.1

Gross profit	345.6	269.9	666.7	525.8
	34.6%	33.2%	34.8%	33.0%
Selling, general and administrative expenses	181.2	169.2	361.8	334.1
	18.1%	20.8%	18.9%	21.0%
Restructuring and other severance costs	4.0	0.9	5.0	1.3
Asset write-downs and other	0.2	0.5	0.3	2.3
Operating income (loss):
Specialty Chemicals	71.6	54.3	137.8	109.4
	20.0%	18.9%	19.9%	19.0%
Performance Additives	30.5	21.8	50.8	34.1
	13.8%	10.9%	12.3%	9.1%
Titanium Dioxide Pigments	44.9	13.5	82.5	26.3
	17.5%	7.1%	17.1%	7.1%
Advanced Ceramics	36.8	28.6	71.7	52.9
	23.7%	22.1%	23.2%	20.8%
Corporate and other	(23.6)	(18.9)	(43.2)	(34.6)
Total operating income	160.2	99.3	299.6	188.1
Other expenses, net:
Interest expense, net	(24.7)	(36.3)	(47.7)	(78.1)
Loss on early extinguishment/modification of debt	(0.3)	—	(16.5)	—
Foreign exchange gain (loss) on financing activities, net	2.2	(0.4)	4.2	(0.1)
Other, net	(0.1)	—	(0.1)	0.5
Other expenses, net	(22.9)	(36.7)	(60.1)	(77.7)
Income from continuing operations before taxes	137.3	62.6	239.5	110.4
Income tax provision	37.8	14.3	66.6	30.0
Income from continuing operations	99.5	48.3	172.9	80.4
Income from discontinued operations, net of tax	0.7	6.5	0.9	11.1
Gain on sale of discontinued operations, net of tax	4.9	—	119.4	—
Net income	105.1	54.8	293.2	91.5
Net income attributable to noncontrolling interest	(10.6)	(2.4)	(20.7)	(2.2)
Net income attributable to Rockwood Holdings, Inc.	$94.5	$52.4	$272.5	$89.3
Adjusted EBITDA:
Specialty Chemicals	$92.4	$73.4	$179.3	$147.2
	25.8%	25.5%	25.9%	25.5%
Performance Additives	46.0	37.0	80.9	66.5
	20.8%	18.6%	19.5%	17.7%
Titanium Dioxide Pigments	63.5	29.6	118.2	60.3
	24.8%	15.6%	24.5%	16.2%
Advanced Ceramics	50.6	40.6	98.9	77.6
	32.6%	31.3%	32.0%	30.5%
Corporate and other	(18.9)	(17.4)	(37.1)	(31.5)
Total Adjusted EBITDA	$233.6	$163.2	$440.2	$320.1

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended June 30, 2011 versus 2010				Change: Six months ended June 30, 2011 versus 2010
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$71.4	24.9%	$29.5	$41.9	$115.1	20.0%	$32.2	$82.9
Performance Additives	21.8	10.9	10.5	11.3	37.4	9.9	11.5	25.9
Titanium Dioxide Pigments	65.9	34.6	29.9	36.0	111.4	30.0	27.5	83.9
Advanced Ceramics	25.4	19.6	16.4	9.0	54.8	21.5	15.6	39.2
Corporate and other	1.8	25.4	1.1	0.7	3.2	24.8	1.0	2.2
Total net sales	186.3	22.9	87.4	98.9	321.9	20.2	87.8	234.1

Gross profit	75.7	28.0	29.9	45.8	140.9	26.8	30.1	110.8

Selling, general and administrative expenses	12.0	7.1	14.4	(2.4)	27.7	8.3	14.1	13.6
Restructuring and other severance costs	3.1			3.1	3.7			3.7
Asset write-downs and other	(0.3)			(0.3)	(2.0)			(2.0)
Total operating expenses	14.8	8.7	14.4	0.4	29.4	8.7	14.1	15.3
Operating income (loss):
Specialty Chemicals	17.3	31.9	5.0	12.3	28.4	26.0	5.7	22.7
Performance Additives	8.7	39.9	1.5	7.2	16.7	49.0	1.7	15.0
Titanium Dioxide Pigments	31.4	232.6	5.2	26.2	56.2	213.7	5.0	51.2
Advanced Ceramics	8.2	28.7	4.1	4.1	18.8	35.5	3.9	14.9
Corporate and other	(4.7)	(24.9)	(0.3)	(4.4)	(8.6)	(24.9)	(0.3)	(8.3)
Total	60.9	61.3	15.5	45.4	111.5	59.3	16.0	95.5
Other expenses, net:
Interest expense, net	11.6	(32.0)	1.1	10.5	30.4	(38.9)	1.2	29.2
Loss on early extinguishment/modification of debt	(0.3)				(16.5)
Foreign exchange gain (loss) on financing activities, net	2.6				4.3
Other, net	(0.1)				(0.6)
Other expenses, net	13.8				17.6
Income from continuing operations before taxes
Specialty Chemicals	25.6				34.8
Performance Additives	14.2				24.7
Titanium Dioxide Pigments	30.6				61.1
Advanced Ceramics	10.5				18.6
Corporate and other	(6.2)				(10.1)
Total	74.7				129.1
Income tax provision	23.5				36.6
Income from continuing operations	51.2				92.5
Income from discontinued operations, net of tax	(5.8)				(10.2)
Gain on sale of discontinued operations, net of tax	4.9				119.4
Net income	50.3				201.7
Net income attributable to noncontrolling interest	(8.2)				(18.5)
Net income attributable to Rockwood Holdings, Inc.	$42.1				$183.2
Adjusted EBITDA:
Specialty Chemicals	$19.0	25.9%	$6.4	$12.6	$32.1	21.8%	$6.8	$25.3
Performance Additives	9.0	24.3	2.3	6.7	14.4	21.7	2.5	11.9
Titanium Dioxide Pigments	33.9	114.5	7.4	26.5	57.9	96.0	7.0	50.9
Advanced Ceramics	10.0	24.6	5.6	4.4	21.3	27.4	5.4	15.9
Corporate and other	(1.5)	(8.6)	(0.2)	(1.3)	(5.6)	(17.8)	(0.2)	(5.4)
Total Adjusted EBITDA	$70.4	43.1%	$21.5	$48.9	$120.1	37.5%	$21.5	$98.6

(a)       The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Overview

Net sales increased $186.3 million, or 22.9%, over the prior year primarily due to increased selling prices, higher volumes and the favorable impact of currency changes of $87.4 million.  See further discussion by segment below.

Operating income and Adjusted EBITDA increased over the prior year primarily due to increased selling prices, higher sales volumes and the favorable impact of currency changes. This was partially offset by higher raw material, production and energy costs.

Net income from continuing operations increased $51.2 million to $99.5 million for the three months ended June 30, 2011 compared with the same period in the prior year primarily due to the reasons noted above and lower net interest expense.

Income from discontinued operations, net of tax, of $0.7 million for the three months ended June 30, 2011 relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $6.5 million for the three months ended June 30, 2010, relates to the plastic compounding business that was sold on January 7, 2011.

The gain on sale of discontinued operations, net of tax, was $4.9 million for the three months ended June 30, 2011. Included in this amount is a tax benefit of $4.0 million associated with a re-filing of the Company’s Alternative Minimum Tax (AMT) position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest of $10.6 million was recorded for the three months ended June 30, 2011 compared to $2.4 million for the three months ended June 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the second quarter of 2011.

Net income attributable to Rockwood Holdings, Inc. increased $42.1 million to $94.5 million for the three months ended June 30, 2011 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $71.4 million, or 24.9%, over the prior year primarily due to higher sales volumes, as well as increased selling prices to offset higher raw material costs. Currency changes of $29.5 million also had a favorable impact on net sales. In the Fine Chemicals business, net sales were up on higher volumes of lithium products, as well as increased selling prices.  Net sales in the Surface Treatment business were up on increased volumes in all markets, particularly in automotive and general industrial, as well as increased selling prices.

Performance Additives.  Net sales increased $21.8 million, or 10.9%, over the prior year primarily due to increased selling prices to offset higher raw material costs, as well as higher volumes of oilfield applications in our Clay-based Additives business.  Currency changes of $10.5 million also had a favorable impact on net sales.  This was partially offset by lower volumes in our Color Pigments and Services business.

Titanium Dioxide Pigments.  Net sales increased $65.9 million, or 34.6%, over the prior year primarily from higher selling prices, as well as a favorable product mix, partially offset by lower volumes. Currency changes of $29.9 million also had a favorable impact on net sales.

Advanced Ceramics.  Net sales increased $25.4 million, or 19.6%, over the prior year primarily from higher volumes in most product applications, particularly medical applications, and the favorable impact of currency changes of $16.4 million.

Gross profit

Gross profit increased $75.7 million, or 28.0%, over the prior year primarily due to the net sales increases noted above and the favorable impact of currency changes of $29.9 million, partially offset by higher raw material, production and energy costs. Gross profit as a percentage of net sales were 34.6% and 33.2% for the three months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 18.1% and 20.8% for the three months ended June 30, 2011 and 2010, respectively. SG&A expenses increased $12.0 million, or 7.1%, over the prior year due to the negative impact of currency changes.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $4.0 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively. See Note 15, “Restructuring And Other Severance Costs,” for further details.

Operating income

Specialty Chemicals. Operating income increased $17.3 million, or 31.9%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $5.0 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, higher restructuring and other severance costs of $2.7 million and higher depreciation and amortization costs of $1.9 million.

Performance Additives. Operating income increased $8.7 million, or 39.9% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $1.5 million. This was partially offset by higher raw material costs, particularly for quaternary amine and iron-oxide.

Titanium Dioxide Pigments. Operating income increased $31.4 million to $44.9 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $5.2 million. This was partially offset by higher production, raw material and energy costs, as well as higher depreciation and amortization costs of $2.2 million.

Advanced Ceramics. Operating income increased $8.2 million, or 28.7% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $4.1 million. This was partially offset by higher depreciation and amortization costs of $1.8 million.

Corporate and other. Operating loss increased $4.7 million, or 24.9% over the prior year due to higher miscellaneous central costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $11.6 million, or 32.0%, over the prior year. The three months ended June 30, 2011 and 2010 included non-cash losses of $1.4 million and non-cash gains of $5.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses and gains, interest expense, net decreased $18.6 million, or 44.4%, primarily due to debt repayments and lower interest rates related to the refinancing of our senior secured term loans in February 2011.

Loss on early extinguishment/modification of debt. We recorded a charge of $0.3 million in the second quarter of 2011 related to fees incurred in connection with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011.

Foreign exchange, net.  For the three months ended June 30, 2011, foreign exchange gains of $2.2 million were reported primarily related to the impact of the stronger Euro as of June 30, 2011 versus March 31, 2011 in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $37.8 million on income from continuing operations before taxes of $137.3 million in the three months ended June 30, 2011. The income tax provision in the second quarter of 2011 was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance and a beneficial foreign earnings mix. We recorded an income tax provision of $14.3 million on income from continuing operations before taxes of $62.6 million in the three months ended June 30, 2010. The income tax provision in the second quarter of 2010 was favorably impacted by a beneficial foreign earnings mix and the favorable settlement of certain tax positions.

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2011 was $99.5 million as compared to income from continuing operations of $48.3 million for the three months ended June 30, 2010 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, of $0.7 million for the three months ended June 30, 2011 relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $6.5 million for the three months ended June 30, 2010, relates to the plastic compounding business that was sold on January 7, 2011.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, was $4.9 million for the three months ended June 30, 2011. Included in this amount is a tax benefit of $4.0 million associated with a re-filing of the Company’s AMT position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $10.6 million was recorded for the three months ended June 30, 2011 compared to $2.4 million for the three months ended June 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the second quarter of 2011.

Net income attributable to Rockwood Holdings, Inc.

Net income attributable to Rockwood Holdings, Inc. for the three months ended June 30, 2011 and 2010 was $94.5 million and $52.4 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $19.0 million, or 25.9%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $6.4 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide.

Performance Additives. Adjusted EBITDA increased $9.0 million, or 24.3% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $2.3 million. This was partially offset by higher raw material costs, particularly for quaternary amine and iron-oxide.

Titanium Dioxide Pigments. Adjusted EBITDA increased $33.9 million to $63.5 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $7.4 million. This was partially offset by higher production, raw material and energy costs.

Advanced Ceramics.  Adjusted EBITDA increased $10.0 million, or 24.6% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $5.6 million.

Corporate and other.  Adjusted EBITDA loss increased $1.5 million, or 8.6% over the prior year due to higher miscellaneous central costs.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Overview

Net sales increased $321.9 million, or 20.2%, over the prior year primarily due to increased selling prices to offset raw material and other cost increases, higher volumes in most segments and the favorable impact of currency changes of $87.8 million.  See further discussion by segment below.

Operating income and Adjusted EBITDA increased over the prior year primarily due to increased selling prices, higher sales volumes and the favorable impact of currency changes. This was partially offset by higher raw material, production and energy costs.

Net income from continuing operations increased $92.5 million to $172.9 million for the six months ended June 30, 2011 compared with the same period in the prior year primarily due to the reasons noted above, lower net interest expense and increased foreign exchange gains on financing activities.  This was partially offset by a charge of $16.5 million recorded in 2011 related to the refinancing and repayment of our senior secured term loans in February 2011.

Income from discontinued operations, net of tax, of $0.9 million for the six months ended June 30, 2011 primarily relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $11.1 million for the six months ended June 30, 2010, relates to the plastic compounding business that was sold on January 7, 2011.

The gain on sale of discontinued operations, net of tax, of $119.4 million recorded in the six months ended June 30, 2011 is related to the sale of the plastic compounding business in January 2011. In addition, the gain on sale of discontinued operations, net of tax, includes a tax benefit of $4.0 million associated with a re-filing of the Company’s AMT position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest of $20.7 million was recorded for the six months ended June 30, 2011 compared to $2.2 million for the three months ended June 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture.

Net income attributable to Rockwood Holdings, Inc. increased $183.2 million to $272.5 million for the six months ended June 30, 2011 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $115.1 million, or 20.0%, over the prior year primarily due to higher sales volumes, as well as increased selling prices to offset higher raw material costs. Currency changes of $32.2 million also had a favorable impact on net sales. In the Fine Chemicals business, net sales were up on higher volumes of lithium products, as well as increased selling prices of metal sulfides applications. Net sales in the Surface Treatment business were up on increased volumes in most markets, particularly in automotive and general industrial, as well as increased selling prices.

Performance Additives.  Net sales increased $37.4 million, or 9.9%, over the prior year primarily due to increased selling prices to offset higher raw material costs, as well as higher volumes in our Clay-based Additives and Timber Treatment Chemicals businesses. Currency changes of $11.5 million also had a favorable impact on net sales.  This was partially offset by lower volumes in our Color Pigments and Services business.

Titanium Dioxide Pigments.  Net sales increased $111.4 million, or 30.0%, over the prior year primarily from higher selling prices, as well as a favorable product mix, partially offset by lower volumes. Currency changes of $27.5 million also had a favorable impact on net sales.

Advanced Ceramics.  Net sales increased $54.8 million, or 21.5%, over the prior year primarily from higher volumes in most product applications, particularly medical applications, and the favorable impact of currency changes of $15.6 million.

Gross profit

Gross profit increased $140.9 million, or 26.8%, over the prior year primarily due to the net sales increases noted above and the favorable impact of currency changes of $30.1 million, partially offset by higher raw material, production and maintenance costs. Gross profit as a percentage of net sales were 34.8% and 33.0% for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 18.9% and 21.0% for the six months ended June 30, 2011 and 2010, respectively. SG&A expenses increased $27.7 million, or 8.3%, over the prior year primarily due to the impact of currency changes of $14.1 million, the impact of the higher net sales noted above and higher variable compensation, selling and R&D costs.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $5.0 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively. See Note 15, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $0.3 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. The asset write-downs and other of $2.3 million recorded for the six months ended June 30, 2010 primarily related to the elimination of a duplicate manufacturing facility in the Performance Additives segment.

Operating income

Specialty Chemicals. Operating income increased $28.4 million, or 26.0%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $5.7 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, higher selling, general and administrative costs, higher restructuring and other severance costs of $3.5 million and higher depreciation and amortization costs of $2.7 million.

Performance Additives. Operating income increased $16.7 million, or 49.0% over the prior year primarily due to the higher net sales noted above, fixed asset write-downs of $2.1 million recorded in the six months ended June 30, 2010 and the favorable impact of currency changes of $1.7 million. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Operating income increased $56.2 million to $82.5 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $5.0 million. This was partially offset by higher production, raw material and energy costs and higher depreciation and amortization costs of $1.6 million.

Advanced Ceramics. Operating income increased $18.8 million, or 35.5% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $3.9 million. This was partially offset by higher maintenance and variable compensation costs and higher depreciation and amortization costs of $2.6 million.

Corporate and other. Operating loss increased $8.6 million, or 24.9% over the prior year due to higher miscellaneous central costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $30.4 million, or 38.9%, over the prior year. The six months ended June 30, 2011 and 2010 included non-cash gains of $4.9 million and $7.7 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $33.2 million, or 38.7%, primarily due to debt repayments and lower interest rates related to our new senior secured credit facility.

Loss on early extinguishment/modification of debt. In connection with the refinancing and repayment of our senior secured term loans in February 2011, we recorded a charge of $16.5 million in the first half of 2011 comprised of related fees of $13.4 million and the write-off of deferred financing costs of $3.1 million.

Foreign exchange, net.  For the six months ended June 30, 2011, foreign exchange gains of $4.2 million were reported primarily related to the impact of the stronger Euro as of June 30, 2011 versus December 31, 2010 in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $66.6 million on income from continuing operations before taxes of $239.5 million in the six months ended June 30, 2011. The income tax provision in the first half of 2011 was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance and a beneficial foreign earnings mix. We recorded an income tax provision of $30.0 million on income from continuing operations before taxes of $110.4 million in the six months ended June 30, 2010. The income tax provision in the first half of 2010 was favorably impacted by a beneficial foreign earnings mix and the favorable settlement of certain tax positions.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2011 was $172.9 million as compared to income from continuing operations of $80.4 million for the six months ended June 30, 2010 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, of $0.9 million for the six months ended June 30, 2011 primarily relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $11.1 million for the six months ended June 30, 2010 relates to the plastic compounding business that was sold on January 7, 2011.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $119.4 million recorded in the six months ended June 30, 2011 is related to the sale of the plastic compounding business in January 2011. In addition, the gain on sale of discontinued operations, net of tax, includes a tax benefit of $4.0 million associated with a re-filing of the Company’s AMT position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $20.7 million was recorded for the six months ended June 30, 2011 compared to $2.2 million for the six months ended June 30, 2010. The change from the prior year was primarily related to higher earnings in the

Titanium Dioxide Pigments venture in the first half of 2011.

Net income attributable to Rockwood Holdings, Inc.

Net income attributable to Rockwood Holdings, Inc. for the six months ended June 30, 2011 and 2010 was $272.5 million and $89.3 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $32.1 million, or 21.8%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $6.8 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide and higher selling, general and administrative costs.

Performance Additives. Adjusted EBITDA increased $14.4 million, or 21.7% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $2.5 million. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Adjusted EBITDA increased $57.9 million, or 96.0% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $7.0 million. This was partially offset by higher production, raw material and energy costs.

Advanced Ceramics.  Adjusted EBITDA increased $21.3 million, or 27.4% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $5.4 million. This was partially offset by higher maintenance and variable compensation costs.

Corporate and other.  Adjusted EBITDA loss increased $5.6 million, or 17.8% over the prior year due to higher miscellaneous central costs.

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

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net income attributable to Rockwood Holdings, Inc.	$94.5	$52.4	$272.5	$89.3
Net income attributable to noncontrolling interest	10.6	2.4	20.7	2.2
Net income	105.1	54.8	293.2	91.5
Income tax provision	37.8	14.3	66.6	30.0
Income from discontinued operations, net of tax	(0.7)	(6.5)	(0.9)	(11.1)
Gain on sale of discontinued operations, net of tax	(4.9)	—	(119.4)	—
Income from continuing operations before taxes	137.3	62.6	239.5	110.4
Interest expense, net (a)	24.7	36.3	47.7	78.1
Depreciation and amortization	67.8	61.4	133.2	126.6
Restructuring and other severance costs	4.0	0.9	5.0	1.3
Systems/organization establishment expenses	0.7	0.5	1.0	1.4
Acquisition and disposal costs	0.1	0.4	0.2	0.6
Loss on early extinguishment/modification of debt	0.3	—	16.5	—
Asset write-downs and other	0.2	0.5	0.3	2.3
Foreign exchange (gain) loss on financing activities, net	(2.2)	0.4	(4.2)	0.1
Other	0.7	0.2	1.0	(0.7)
Total Adjusted EBITDA (b)	$233.6	$163.2	$440.2	$320.1

(a)                Includes losses of $1.4 million for the three months ended June 30, 2011 and gains of $5.6 million for the three months ended June 30, 2010, and gains of $4.9 million and $7.7 million for the six months ended June 30, 2011 and 2010, respectively representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)               This amount does not include $9.0 million for the three months ended June 30, 2010, respectively, and $0.2 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $163.0 million and $179.1 million for the six months ended June 30, 2011 and 2010, respectively. This decrease was primarily due to a higher use of operating cash outflows from working capital changes, partially offset by higher net income.

Investing Activities.  Net cash provided by (used in) investing activities was $189.7 million and $(71.0) million for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to net proceeds received of $305.8 million in 2011 related to the sale of our plastic compounding business, partially offset by increased capital expenditures.

Financing Activities.  Net cash used in financing activities was $446.6 million and $32.2 million for the six months ended June 30, 2011 and 2010, respectively, and included scheduled payments for long-term debt. In 2011, we repaid $408.9 million of our senior secured term loans and paid related fees of $12.9 million in connection with the refinancing of our senior secured credit facility in February 2011.

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

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were negatively impacted by market conditions in late 2008 and early 2009. We are in compliance with local funding requirements for our pension plans. The Company’s overall unfunded position in its defined benefit plans as of June 30, 2011 is $452.6 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $80.2 million, and the funded status is 76%. The funding of the Company’s pension plans was in compliance with local requirements as of June 30, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2010 and the six months ended June 30, 2011. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually. Therefore, the funded status as of December 31, 2011 could differ significantly.

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

As of June 30, 2011, we had total indebtedness of $1,790.5 million. The availability under the revolving credit facility is $180.0 million as of June 30, 2011, subject to outstanding letters of credit of $33.6 million that reduced our availability under such revolving credit facility. The €30.0 million ($43.5 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($18.7 million) as of June 30, 2011 after an outstanding bank guarantee of €17.1 million ($24.8 million) related to a defined benefit pension obligation for the Finnish Plan.

As of June 30, 2011, we had cash and cash equivalents of $235.2 million. Among other things, we may use available cash to invest in our business, reduce our term debt, repurchase our 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility, or fund bolt-on acquisitions. As discussed in Note 11, “Long-Term Debt,” in February 2011, we completed a refinancing of our senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans.

Senior secured credit facility. As of June 30, 2011, the senior secured credit facility consisted of:

•                  a term loan (“Term Loan B”) in an aggregate principal amount of $850.0 million maturing on February 10, 2018 and bearing interest at Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio); and

•                  a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016.

A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the senior secured credit agreement, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the term loan be increased by up to $350.0 million, and, subject to compliance with a specified senior secured leverage ratio, by amounts in excess of $350.0 million.

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

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended June 30, 2011, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.32 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended June 30, 2011, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 6.03 to 1.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and accrued and unpaid interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes, the Titanium Dioxide Pigments term loans or other applicable indebtedness may cause the lenders to declare the principal and accrued and unpaid interest on the then outstanding senior secured credit facilities immediately due and payable.

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

We were in compliance with the above covenants as of June 30, 2011.

2014 Notes.  As of June 30, 2011, the 2014 Notes have an aggregate principal amount of €250.1 million ($362.7 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended June 30, 2011, the fixed charge coverage ratio equaled 6.03 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of June 30, 2011, the Titanium Dioxide Pigments venture had €210.0 million ($304.5 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($43.5 million). This facility provided for additional borrowings of up to €12.9 million ($18.7 million) as of June 30, 2011 after an outstanding bank guarantee of €17.1 million ($24.8 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in June 2013. In addition, the Titanium Dioxide Pigments venture has other debt of €9.5 million ($13.8 million), primarily due to a defined benefit plan, at interest rates ranging from 3.60% to 5.00%.

As of June 30, 2011, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 1.00%, subject to an adjustment determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended June 30, 2011, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), must be less than 3.00 to 1; for such period, our ratio equaled 1.27 to 1;

•                  An interest coverage ratio: for the twelve-month period ended June 30, 2011, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 4.00 to 1; for such period, our ratio equaled 12.63 to 1; and

•                  Cash flow coverage ratio: for the twelve-month period ended June 30, 2011, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 2.27 to 1.

We were in compliance with the above covenants as of June 30, 2011.

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

As of June 30, 2011, the weighted average interest rate for the Company is 4.9%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Six months ended
	June 30,
($ in millions)	2011	2010
Net cash provided by operating activities from continuing operations	$164.8	$177.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	166.8	43.9
Current portion of income tax provision	51.8	13.2
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	50.1	82.7
Restructuring and other severance costs	5.0	1.3
Systems/organization establishment expenses	1.0	1.4
Acquisition and disposal costs	0.2	0.6
Bad debt provision	(0.5)	0.7
Other	1.0	(0.7)
Total Adjusted EBITDA (a)	$440.2	$320.1

(a)                This amount does not include $0.2 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

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

Capital Expenditures

Rockwood’s capital expenditures for the six months ended June 30, 2011 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the six months ended June 30, 2011 and 2010, our capital expenditures, excluding capital leases, were $116.9 million and $71.1 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	other	Consolidated
Six months ended June 30, 2011	$47.2	$13.5	$32.3	$21.4	$2.5	$116.9
Six months ended June 30, 2010	18.2	10.7	27.4	12.6	2.2	71.1

The increase in capital expenditures over the prior year is primarily related to the expansion of production in our Specialty Chemicals segment in connection with the production of lithium compounds.

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

Foreign currency related transactions

As of June 30, 2011, $731.6 million of the debt outstanding is denominated in Euros.

Recent Accounting Standards

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2011, the Company had approximately $41.2 million of letters of credit and other bank guarantees, of which $39.9 million will expire in 2011 through 2015. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $33.6 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2011.

One of our critical accounting policies relates to the impairment of goodwill, property, plant and equipment and other intangible assets. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. At the end of 2010 and during 2011, we performed recoverability tests of intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2010 Form 10-K. There have been no significant changes to these market risks as of June 30, 2011.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material effect on our business, results of operations, cash flows or financial condition. However, we cannot predict the outcome of any such actions or the potential for such future actions, and cannot predict whether the resolution of such actions could have a material effect on our results of operations or cash flows in any quarterly or annual reporting period. See Note 16, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2010 Form 10-K.

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
Date: August 4, 2011

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: August 4, 2011

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