Form 10-K
period 2011-12-31
Rockwood Holdings, Inc.
filed 2012-02-23
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 was $3,256,700,260.

As of February 17, 2012, there were 77,380,090 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 18, 2012, is incorporated by reference in Part III to the extent described therein.

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

•                  hazards associated with chemicals manufacturing;

•                  our ability to access capital markets;

•                  our high level of indebtedness;

•                  risks associated with negotiating, consummating and integrating acquisitions;

•                  risks associated with competition and the introduction of new competing products, especially from the Asia-Pacific region;

•                  risks associated with international sales and operations; and

•                  risks associated with information security.

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

Unless otherwise noted, all balance sheet related items as of December 31, 2011 which are denominated in Euros are converted at the December 31, 2011 exchange rate of €1.00 = $1.2961.

General

Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood is focused on surface treatment and lithium chemicals, advanced ceramics, titanium dioxide pigments, iron-oxide pigments, timber-treatment chemicals and clay-based additives. Rockwood was incorporated in Delaware in September 2000 in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). Affiliates of KKR control significantly less than a majority (approximately 10.3% as of December 31, 2011) of the voting power of the Company’s outstanding common stock.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including chemicals and plastics, metal treatment and general industry, automotive, life sciences (including pharmaceutical and medical markets), construction, specialty coatings, and electronics and telecommunications. No single end-use market accounted for more than 17% of our 2011 net sales.

We have a number of growth product lines, such as lithium in our Fine Chemicals business, aerospace products in our Surface Treatment business and ceramic medical device components in our Advanced Ceramics business, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues. Our high margins, diverse customer and end-use market base, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in 81 facilities in 23 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2011 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” in the accompanying consolidated financial statements.

On January 7, 2011, we completed the sale of our plastic compounding business, which manufactured specialty plastic compounds for the wire and cable business, as well as medical applications and other uses. This business comprised substantially all of our former Specialty Compounds segment. In the financial statements contained herein, the results of the plastic compounding business sold have been presented as discontinued operations for all periods presented. The rubber/thermoplastic compounding business was retained and is included in the “Corporate and other” category for segment reporting purposes. See Item 8. Financial Statements and Supplementary Data - Note 2, “Discontinued Operations,” for further details.

We operate our business through the following four business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments and (4) Advanced Ceramics. The following table sets forth net sales of each segment, and the percentage of our net sales for the year ended December 31, 2011, as well as our principal products and our principal end-use markets. For financial information about each segment, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.”

	2011 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets
Specialty Chemicals	$1,338.3	37%	• Lithium compounds and chemicals • Metal surface treatment chemicals including corrosion protection/ prevention oils • Natural and synthetic metal sulfides • Maintenance chemicals

•                  Life sciences (pharmaceutical synthesis and polymers)

•                  Polymerization initiators for elastomers

•                  Batteries for hybrid and electric vehicles and electronic devices

•                  Automotive pre-coating metal treatment and car body pre-treatment

•                  Steel and metal working

•                  Disc brakes

•                  Aircraft industry

Performance Additives	$784.4	21%	• Iron-oxide pigments • Wood protection products • Inorganic chemicals • Synthetic and organic thickeners • Flocculants	• Residential and commercial construction and plastics • Coatings • Personal care, paper manufacturing and foundries • Oilfield • Water treatment
Titanium Dioxide Pigments	$930.4	25%	• Titanium dioxide pigments • Barium compounds • Zinc compounds	• Synthetic fibers for clothing • Plastics • Paper • Paints and coatings • Pharmaceutical contrast media
Advanced Ceramics	$585.1	16%	• Ceramic ball head and liner components used in hip joint prostheses systems • Ceramic tapes • Cutting tools • Wear and corrosion • Armor components	• Medical (hip replacement surgery) • Industrial • Electronics • Automotive
Corporate and other (a)	$31.1	1%	• Wafer recycling and repair • Rubber/thermoplastic components	• Semiconductors manufacturing • Automotive
	$3,669.3	100%

(a)                Represents our European wafer reclaim business that was not included as part of the sale of our Electronics business in December 2007 and our rubber/thermoplastic compounding business that was not included as part of the sale of our plastic compounding business in January 2011.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. We operate a geographically diverse business, with 55% of our net sales in 2011 generated from shipments to customers in Europe, 23% to North America (predominantly the United States), 14% to Asia and 8% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 8% of such net sales. Our largest end-use market represented approximately 17% of such net sales.

The following chart provides a breakdown of our 2011 net sales by end-use markets:

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

Specialty Chemicals (37% of 2011 net sales)

Our Specialty Chemicals segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $1,338.3 million, $1,163.2 million and $996.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

Surface Treatment

We believe that our Surface Treatment business line is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metal-working industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to over 50,000 customers and operates in different locations in over 20 countries for production, warehousing or research and development. Surface Treatment operates in the following core end-markets: Automotive Technologies and Components, Cold Forming and Coil, General Industry and Aerospace Technologies.

We develop and supply products and solutions for the chemical pre-treatment of metals and other substrates, some of which are customized for individual customers and applications. Our products and solutions are critical to many areas of the metal processing industry because they protect metals from corrosion, facilitate forming and machining, allow parts to be optimally prepared for the painting process where paint adhesion is critical and ensure good coating adhesion. Other products are used in the cleaning and maintenance of aircraft. As an integrated part of the business, we also offer a full range of customer services, including process control and analysis of chemical baths at clients’ facilities.

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions. We have recently expanded our production in India and are building a new plant in Michigan in the United States which is expected to be completed in late 2012. These investments will help us meet the increasing demand for our product portfolio and consolidate our plants in the United States. We also are involved with a number of research and development projects with industrial partners and scientific institutes on a regular basis that help us fulfill our needs for more cost efficient and environmentally compatible technologies. As a result, new products and improved technologies were launched in recent years and more are expected in the future.

The core end-markets that Surface Treatment operates in are as follows:

Automotive Technologies and Components. We provide surface treatment products and solutions for automotive OEMs, including an entire range of products and services for use in the “paint shop” step of car-body and automotive component manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car-body treatment (zinc-phosphating), paint coagulation and cleaning and pre-treatment of automotive components such as aluminum wheels. Our services typically include intensive process control and chemical management in the customer’s production processes. We are in the process of implementing zinc-phosphate replacements globally, and believe that this represents an attractive growth area in this market. We participate with our joint ventures in China and India for the growth of this segment in the emerging markets.

Cold Forming and Coil. We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal. We provide products and services used in forming, cleaning and the pre-treating of metal sheets used in the production of steel and aluminum coil.

General Industry. General industry includes the largest number of customers among the Surface Treatment businesses. We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants. We have also expanded our product range in North America and China, with products in the field of metalworking fluids. Over the last few years, we have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years, and began offering silane or oxsilan-based systems. The markets for General Industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets. In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

Aerospace Technologies. We provide products and services for Aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products are used for the interior and exterior cleaning of airplanes and range from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines, and aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute to growth in the next few years. In the last few years, we introduced further variances of low-density sealants in the market place.

Competition

We believe we are a leader in the global metal surface treatment market. Our competitors include Henkel AG & Co. KGaA, Nihon

Parkerizing Co., Ltd., PPG Industries, Inc. and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the industry served and its specific customer needs. Surface Treatment’s largest customers include Daimler AG, ArcelorMittal, Volkswagen AG, European Aeronautic Defence and Space Company (EADS) N.V and Ford. The composition of the customer base varies widely among product groups and industries served. The Automotive Technologies and Components business division serves approximately 20 customers, primarily global OEMs, and approximately 500 small to large customers in the components markets; the Cold Forming and Coil business division serves approximately 800 mid-size to large customers; the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide; and the Aerospace Technologies business division serves approximately 4,000 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, metal sulfides and special metals product lines. We believe that our Fine Chemicals business line is the leading global producer of lithium products, specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following five business divisions reflecting its core end-markets: (1) Lithium Salts; (2) Special Salts; (3) Butyllithium/Lithium Metal; (4) Battery Products and (5) Lithium Specialties.

In addition to developing and supplying lithium compounds, we provide technical service, including the handling and use of reactive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. We plan to continue to focus on the development of new products and applications. Currently, we are in the process of developing lithium compounds for several near- to medium-term, new and potentially high growth products for various applications, such as pharmaceuticals and batteries for electric vehicles.

In August 2009, the U.S. Department of Energy awarded $28.4 million in Recovery and Reinvestment Act funds, subject to certain terms and conditions, to our Fine Chemicals business. We are using the funds to expand and upgrade the production of lithium compounds used in lithium-ion batteries for hybrid and electric vehicles at our Silver Peak, Nevada and Kings Mountain, North Carolina facilities. In addition to the funds from this grant, we expect to invest $39.6 million in the project by April 2013. In addition, in September 2009, the German Federal Ministry for the Environment, Nature Conservation and Nuclear Safety awarded €5.7 million to our Fine Chemicals business to set up a pilot plant for the recycling of lithium-ion batteries. Including the funds from this grant, the total investment was €15.5 million.

In February 2012, we announced that we plan to invest $140 million in a new lithium carbonate production plant in Chile. This new investment, along with the expansion in the United States in North Carolina, is expected to increase total annual production capacity to 50,000 metric tons of lithium carbonate by the end of 2013.

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

Principal Business Divisions

Lithium

Lithium Salts. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications, and potash. Our products include: (1) lithium carbonate, which is used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in the rubber industry; (4) lithium chloride, which is principally used in gas and air treatment; and (5) potash, which we produce as a by-product at our salar in Chile.

Special Salts. To focus more on the specialties within the salts business, we develop and manufacture products including: (1) lithium phosphate which is used as a catalyst for chemical reactions; (2) lithium bromide, which is traditionally used for air conditioning applications and (3) lithium carbonate pharmaceutical grade, which is used in pharmaceutical applications in the United States and Europe.

Butyllithium/Lithium Metal. Butyllithium is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers and as a reagent for the synthesis of active pharmaceutical ingredients and agrochemicals. Lithium metal is used in organic synthesis processes, primarily in the area of steroid chemistry and vitamins. Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing and handling facilities in the United States, Germany, India and Taiwan.

Battery Products. We develop and manufacture lithium products for electronic applications, mainly for the primary (disposable) and secondary (rechargeable) battery industries. Our major product is battery grade lithium carbonate, which is the main component used in the production of thin, lightweight lithium-ion batteries. Lithium-ion-based batteries are used extensively in consumer electronics, such as mobile phones, camcorders, laptops and power tools. Our other products are battery grade lithium hydroxide, which has become more important for the development of high-performance lithium-ion batteries, and battery grade lithium metal, which is used as anode material for primary batteries. We are currently introducing a new generation of conductive lithium salts to the battery market, which we believe has the potential to drive significant growth in the future. We also expect increased demand for lithium products as a result of increased demand for longer-life lithium-based batteries in electric and hybrid electric automobiles.

Lithium Specialties. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The principal products in this business division are lithium aluminum hydride and lithium amides, for which we believe we hold leading market positions. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely with research and development departments of pharmaceutical companies, especially in the European market, in order to develop products and solutions tailored for their needs. In addition, broad variations of our lithium specialties are designed to produce liquid crystals for flat screens.

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

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, Fine Chemicals holds a leading market position in its niche markets. We have a leading position in friction materials and are the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides. Key competitors include: Dow Corning Corporation, Catalise Industria e Comercio de Metals Ltda and Prince Minerals, Inc. in the Metal Sulfides division and Cabot Corporation and Sigma Aldrich Corporation in the Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

Customers

Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals’ customers of lithium products include Bayer CropScience (a division of Bayer AG), Kraton Performance Polymers Inc., Energizer Holdings, Inc. and Royal DSM N.V.

Performance Additives (21% of 2011 net sales)

Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $784.4 million, $726.7 million and $671.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Performance Additives segment.

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

In December 2011, we announced that we will build an advanced technology production facility in Augusta, Georgia for the synthesis of iron-oxide pigments. This investment will be approximately $115 million and is expected to supply the highest quality color pigments to North American customers, to strengthen customer service and to reduce lead time and improve product development potential. This plant is expected to commence operations in the first half of 2013. Following the completion of this plant, we expect to close our St. Louis, Missouri manufacturing facility and part of our Beltsville, Maryland facility.

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

Paints, Coatings and Colorants. We also develop and manufacture color pigments for the paints, coatings, plastics, paper and rubber end-use markets including our brands Ferroxide, Trans-oxide, Solaplex and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services’ products are considered industry standards in the markets in which we compete, such as our Mapico yellow and Copperas red pigments for architectural and industrial applications and our heat-stable tans, which can tolerate applications requiring high-temperature processing, such as plastic compounding and roofing granules.

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

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America and Europe, and we market these products through our joint venture formed in 2007. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy, mold inhibition and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002; Ecolife, our new non-metallic wood preservative technology; and chromated copper arsenate, or CCA. In 2008, we introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Introductory commercialization began in 2008, but did not have a material impact in 2011. We expect Ecolife to take advantage of market desire for non-metallic wood protection products and the growth potential in the development and commercialization of the next generation of wood protection products. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications for our products include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

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

Competition

We believe that our Timber Treatment Chemicals business is one of the leading manufacturers of wood protection products in North America, along with Arch Chemicals, Inc., which was acquired by Lonza Group Ltd. in 2011 and Osmose, Inc. Other competitors, particularly in Europe, are BASF Group, Kurt Obermeier GmbH & Co. KG and Rutgers AG. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few competitors overall. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Allweather Wood, LLC., C.M. Tucker Lumber Companies, LLC., Envirofor Preservers Ltd., Georgia-Pacific Corporation, Jeld-Wen, Inc., Koshii Preserving Co. Ltd., Land and Sea Forest Products of Pennsylvania Corporation, Spartanburg Forest Products, Inc., Sunbelt Forest Products Corporation, and Sundre Forest Products, Ltd. Customers of our inorganic chemicals product line include Evonik Degussa GmbH, Rohm and Haas Company (a subsidiary of The Dow Chemical Company), Nalco An Ecolab Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

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

Oilfield. We offer a line of Claytone organoclays, which are a type of specially treated clays, for use in diesel and synthetic oilfield drilling fluids, which help to control viscosity and flow properties. These additives also help to suspend the cuttings in the fluid, so that they can be expelled from the well efficiently. We expect growth to be driven by an increase in horizontal/shale drilling.

Composites. We developed and introduced the Cloisite range of clays for the manufacture of plastics and composites. While the majority of our customers purchase Cloisite for developmental products and applications, a key commercial development was the introduction of a new, high-strength, lightweight plastic by Yamaha for personal watercraft hulls and deck lids utilizing Cloisite nanoclay. Our Nanofil business brings valuable know-how and intellectual property for flame retardant applications. Our Garamite range of clays is used in the manufacture of fiberglass composites.

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

Titanium Dioxide Pigments (25% of 2011 net sales)

Our Titanium Dioxide Pigments segment operates under the Sachtleben brand name and is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. This segment operates under a venture formed in September 2008 with Kemira Oyj, in which we own 61%. Titanium Dioxide Pigments comprises two business lines: (1) Titanium Dioxide; and (2) Functional Additives. Our Titanium Dioxide Pigments segment generated net sales of $930.4 million, $759.2 million and $666.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment and Item 8. Financial Statements and Supplementary Data - Note 4, “Variable Interest Entities,” for further details.

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

Advanced Ceramics (16% of 2011 net sales)

Our Advanced Ceramics segment operates under the CeramTec brand name and is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive; with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $585.1 million, $515.6 million and $412.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

Electronics. We develop and manufacture substrates, electrical resistor cores and ceramic tapes as carriers for electronic circuits. Substrates are ceramic plates with electrical, thermal and mechanical properties that serve as carriers in electronic applications. These highly specialized products are used in a wide range of industries, such as the automotive, consumer electronics, aeronautics and telecommunications industries. The demand for these products is driven, in large part, by the activity levels of the semiconductor market as well as a positive substitution effect for ceramic applications. We believe that increasing demand for electronic components will continue to offer significant growth opportunities for high-performance ceramics. As a leading supplier of electronic ceramics materials, we believe we are well positioned to take advantage of these growth opportunities.

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

Competition

Advanced Ceramics’ key competitors are Kyocera Corporation, CoorsTek, Inc., The Morgan Crucible Company plc and Ceradyne Inc. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high-performance ceramics market is primarily based on product quality, product specifications and customer service.

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

We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of products sold in 2011. Raw materials constituted approximately 48% of our 2011 cost of products sold. The table below lists the ten most significant raw materials in 2011 (in terms of dollars) recorded in cost of products sold and the principal products for which the materials were used.

Raw Material	Segment	Products
Tin	Specialty Chemicals	Metal sulfides
Quaternary amines (“quat”)	Performance Additives	Organoclays, wood protection products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium dioxide
Ilmenite	Titanium Dioxide Pigments	Titanium dioxide
Copper	Performance Additives	Wood protection products
Iron-oxide	Performance Additives	Iron-oxide pigments
Zinc/Zinc oxide	Specialty Chemicals, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron-oxide
Antimony Sulfide	Specialty Chemicals	Metal sulfides
Phosphoric Acid	Specialty Chemicals	Metal surface treatment
Monoethanolamine	Performance Additives	Wood protection products

In our Specialty Chemicals segment, tin is used in the production of metal sulfides and is purchased from five suppliers under annual supply agreements. In addition, antimony sulfide is used in the production of metal sulfides and is purchased from a number of sources. Prices for our tin and antimony sulfide purchases are tied to market conditions.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires at the end of 2013 and is subject to monthly adjustment for the price of tallow, the base component of quat. In our Timber Treatment Chemicals business, we predominantly source quat under a contract that expires at the end of 2016.

Titanium-bearing slag and ilmenite are the most important raw materials used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase titanium-bearing slag primarily from two suppliers on a long-term basis and ilmenite from three suppliers on a long-term basis. Both of our titanium-bearing slag suppliers have limited their capacity due to technical reasons. However, we expect that these suppliers will be able to meet our basic demand for 2012, and we will continue to monitor this situation. We expect prices for both slag and ilmenite to be higher in 2012.

In our Timber Treatment Chemicals business, we purchase copper, a commodity, from several sources. Prices for our copper purchases are tied to market conditions. However, we expect the commercialization of our next generation wood protection products to reduce our use of copper beginning in 2012.

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

Phosphoric acid is used in our Specialty Chemicals segment and is purchased from various global sources. This raw material is used for metal surface treatment chemicals in our Surface Treatment business and wood protection in our Timber Treatment Chemicals business. Currently, there are no long-term purchase contracts for this raw material.

We source the monoethanolamine used in our Timber Treatment Chemicals business from one supplier under a contract that expires at the end of 2012. The contract will automatically renew on an annual basis, subject to termination by either party.

In addition, lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides us with a secure long-term access to lithium. We also mine lithium brine at our site in Silver Peak, Nevada.

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

Intellectual Property

Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 5,000 patents and patent applications in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and trademarks applicable to our business and products which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. For example, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture. We also develop intellectual property with third parties as discussed below in “Research and Development.”

Research and Development

We are committed to further investing in our businesses through research and development. Our research and development costs were approximately 2% of our net sales in 2011, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $59.1 million, $49.3 million and $43.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development, which is the stage at which products move from development to manufacturing, and new product development. Each business line, however, also has selected long-term strategic projects with the aim to develop new competencies and technologies. For example, our Fine Chemicals business has set up a pilot plant for the recycling of lithium ion batteries.

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

Seasonality

There is a seasonal effect on a portion of our net sales due to the end-use of some of our products. Our Color Pigments and Services business line of our Performance Additives segment shows some seasonality related to the construction market which also depends upon weather conditions. As such, the fourth and first quarters have historically been the quarters where we experience the lowest net sales. During these quarters, we typically build inventory for our construction-related businesses, in anticipation of increased sales during the spring and summer months. Thus, these quarters usually have the highest working capital requirements for us. Other than these seasonal trends in certain end-use markets, our overall results of operations tend to show limited seasonal effects.

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2011	2010	2009
Net sales:
Germany	$1,900.9	$1,604.2	$1,176.0
United States	731.2	673.0	609.6
Rest of Europe	646.1	571.5	693.8
Rest of World	391.1	342.9	289.7
	$3,669.3	$3,191.6	$2,769.1

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents the net book value of our long-lived assets located in the regions indicated:

	As of December 31,
($ in millions)	2011	2010	2009
Long-lived assets:
Germany	$750.0	$747.9	$782.2
Rest of Europe	383.5	368.7	395.1
United States	259.7	230.4	244.2
Rest of World	225.3	219.9	214.1
	$1,618.5	$1,566.9	$1,635.6

Sales and Marketing

We sell our products and services globally primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services and Clay-based Additives of our Performance Additives segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 1, 2012, our in-house sales forces consisted of approximately 1,600 personnel worldwide.

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

Premarket Approval. Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval (“PMA”), which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA’s PMA requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic ball head and liner components. Also, any other medical devices which our Advanced Ceramics segment seeks to produce in the future, such as knee replacement products, would likely require FDA approval for sales in the United States.

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

Compliance Requirements. Once on the market, drug manufacturers and medical device manufacturers are subject to numerous post-market regulations. Finished device manufacturers such as our customers who manufacture hip prostheses systems are subject to the FDA’s Quality System Regulation (“QSR”), which requires quality assurance practices and procedures that address, among other things: management responsibility; audits and training; design controls; purchasing controls; identification and traceability of components; production and process controls; acceptance activities; handling of nonconforming products; the initiation of corrective and preventive actions; labeling and packaging controls; handling, storage and distribution of products and complaint handling and record keeping. The FDA does not directly require component suppliers of finished medical devices to comply with the QSR. However, because our ceramic-on-ceramic ball head and liner components are critical elements of hip joint prostheses systems, our customers may require us to comply with some or all of the QSR. Moreover, the FDA may in the future take the position that the types of components that we supply meet the definition of a finished device and are thus subject to the QSR. Our current contracts with our customers of ceramic-on-ceramic ball head and liner components require us to comply or assist our customers in complying with various FDA regulatory requirements.

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

Safety, Health and Environmental Matters

See Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies,” for a discussion of our safety, health and environmental matters.

Employees

As of February 1, 2012, we had approximately 9,700 employees, with 70% located in Europe, 16% in the United States and the remaining 14% located in the rest of the world. Of our employees, approximately one-third are subject to either collective bargaining agreements or other similar arrangements.

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2011, we had $1,687.7 million of indebtedness outstanding and total equity of $1,658.4 million. This level of indebtedness could have important negative consequences, including:

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

Our cash interest expense for the year ended December 31, 2011 was $91.8 million. After considering interest rate swaps, we had $855.0 million (the majority of which was subject to a Libor floor of 1.00%) of variable rate debt outstanding as of December 31, 2011.

On February 22, 2012, we issued a new tranche of term loan A under our indirect, wholly-owned subsidiary, Rockwood Specialties Group, Inc.’s (“Group” or “Groups”) existing senior secured credit facility in the amount of $350.0 million and expect to use the proceeds and cash on hand to redeem all of our outstanding senior subordinated notes due in 2014 (the “2014 Notes”), consisting of €250.1 million ($324.2 million) in aggregate principal amount of 7.625% euro-denominated notes and $200.0 million in aggregate principal amount of 7.5% dollar-denominated notes, and pay accrued and unpaid interest and applicable redemption premiums. The new term loan bears interest at Libor plus 2.25% (with a 0.25% reduction for achieving a designated credit rating). See Item 8. Financial Statements and Supplementary Data — Note 20, “Subsequent Events” for further details.

After giving effect to the new term loan A and the expected redemption of the outstanding senior subordinated notes, our variable rate debt outstanding would be $1,205.0 million ($845.8 million of which was subject to a Libor floor of 1.00%). A 1% increase in the average interest rate would increase future interest expense by approximately $12.0 million per year. Our debt service for 2012, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, is expected to be $313.5 million after giving effect to the new term loan A and expected redemption of the 2014 Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations” for years beyond 2012.

Additional Borrowings Available—Despite our leverage, we and our subsidiaries may be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facilities and the indenture governing the 2014 Notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. The indenture will no longer impose any restrictions once the 2014 Notes are redeemed. For example, under our credit agreement, the term loans under the senior secured credit facilities may be increased by up to $350.0 million in the aggregate, subject to certain exemptions and provided that Group procures lender commitments for such increase. As of December 31, 2011, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $148.6 million, after giving effect to $31.4 million of letters of credit issued on our behalf. As of December 31, 2011, the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($16.7 million) after giving effect to an outstanding bank guarantee of €17.1 million ($22.2 million) related to a defined benefit pension obligation for our Finland Plan. In January 2012, this bank guarantee was increased to €25.5 million ($33.1 million). To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

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

Economic Uncertainty - Downturns in certain industries and general economic conditions could adversely affect our profitability and liquidity.

In the event another economic downturn or recession or disruption in the capital markets occurs, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive and construction industries. Prolonged downturns or bankruptcies in one or more of these industries could severely reduce demand for our products. For example, sales in our Performance Additives business have been adversely impacted by downward trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Further, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment business in our Specialty Chemicals and Advanced Ceramics segments. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record additional impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, another economic downturn or recession or market disruption in the capital and credit markets may adversely impact the value of our pension plan assets, our statement of operations, our statement of changes in stockholders’ equity and our liquidity. For example, we have several pension plans located in Germany, Finland, the United Kingdom and the United States. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

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

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in their functional currency, generally their local currency, and are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in Euros. Approximately 63% of our 2011 net sales were derived from subsidiaries whose local currency is the Euro. This increases the impact of the fluctuation of the Euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in Euros, which as of December 31, 2011 equaled €488.2 million ($632.8 million), we are further subject to fluctuation in the exchange rate between the U.S. dollar and the Euro. For example, the U.S. dollar-Euro rate increased from €1.00 = $0.939 on December 31, 2000 to €1.00 = $1.2961 on December 31, 2011.

Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt. A weakening or strengthening of the Euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $4.9 million the U.S. dollar equivalent of our total Euro-denominated debt of €488.2 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and/or transaction risks, and as a result, volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

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

Although no single raw material represented more than 3% of our cost of products sold in 2011, raw material costs generally account for a high percentage of our total costs of products sold. In 2011, raw materials constituted approximately 48% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future. In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment is one of our largest raw materials (in terms of dollars) and is sourced primarily from two suppliers. If one of our suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. In addition, a significant portion of our lithium compounds are processed at a single location of a supplier. Any disruption at this facility could adversely affect our ability to meet market demand for these products, our relationships with our customers and our results of operations. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or of unfavorable weather conditions at the lithium ponds, as we experienced in early 2006, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2011 constituted approximately 8% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and increased in 2011 in Europe. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas in the past due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business, in particular, our Titanium Dioxide segment where energy costs are more significant, or results of operations may be adversely affected.

Environmental, Health and Safety Regulations—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2011, our capital expenditures for safety, health and environmental matters (“SHE”) were $23.3 million, excluding costs to maintain and repair pollution control equipment. For 2012, we estimate capital expenditures for compliance with SHE laws to be at similar levels.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2011, we had approximately $49.8 million in reserves for estimated environmental liabilities (including reclamation obligations) and estimated the potential range of exposure for such liabilities to be between $49.8 million and $78.9 million.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we agreed to indemnify the buyers of our former Electronics business and our plastic compounding business for certain environmental liabilities, respectively, related to such businesses. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Our subsidiary in our Timber Treatment Chemicals business line has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. For example, a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe, which allege various claims against our subsidiary that manufactures ceramic components used in the production of artificial hip joints and our customer has been named in a lawsuit in the United States relating to a broken artificial hip joint.

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

Our customers often require our subsidiaries to represent that our products conform to certain product specifications provided by our customers. Any failure to comply with such specifications could result in claims or legal action against our subsidiaries.

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

We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood protection products. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human toxicity, caused by our CCA-based wood protection products, subject to certain conditions. Our Timber Treatment Chemicals business has received and may in the future receive claims for indemnity from customers in connection with litigation relating to CCA-based wood protection products and may be required to pay indemnity claims under such agreements to one or more of its customers. Customers of our Advanced Ceramics segment have requested indemnification in certain legal actions related to ceramic components we have supplied to them for use in their hip prosthesis systems. If our subsidiaries are required to pay one or more indemnity claims, insurance may not cover such claims and, if not, our subsidiaries may not have sufficient free cash flow to pay such claims. We are unable to estimate our exposure, if any, to these claims and lawsuits at this time.

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

In addition, medical device customers of our Advanced Ceramics segment to whom we supply our ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval of our customers’ new products, if at all. Further, our competitors may seek pre-market approval for products that compete with our ceramic hip components. At any time, our customers’ total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. For example, a customer in our Advanced Ceramics segment initiated a voluntary recall in January 2008 of its hip implant system. Any such regulatory action could significantly limit our net sales generated by our Advanced Ceramics segment and may have a material adverse effect on our financial condition and results of operations.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, India, Malaysia, Mexico, Poland, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2011 of $3,669.3 million, approximately 77% were generated by shipments to customers in countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

•                  potentially adverse tax consequences, including imposition or increase in withholding and other taxes on remittances, repatriation or other payments by subsidiaries;

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

Furthermore, our subsidiaries are subject to rules and regulations related to anti-bribery prohibitions and export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our common stock. In addition, we are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Health Care and Education Reconciliation Act of 2010 and the cost of compliance may adversely impact our results of operations.

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately one-third of our full-time employees as of February 1, 2012), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage, sabotage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

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

We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2011, we had deferred tax assets of $162.0 million related to worldwide net operating and capital loss carryforwards. Additionally, at December 31, 2011, we had a total valuation allowance of $181.8 million related to net operating loss deferred tax assets and deferred tax assets related to cumulative temporary differences. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures for the year ended December 31, 2011 were $279.7 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. Capital expenditures for 2012 are expected to be above 2011 levels. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Information Security—The security of our information technology systems could be compromised, which could adversely affect our ability to operate.

We depend on information technology to enable us to operate efficiently and interface with customers, as well as maintain financial accuracy and efficiency. Our information technology capabilities are delivered through a combination of internal and outsourced service providers. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our intellectual property through security breach. As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Our systems have in the past been and likely will in the future be subject to hacking attempts. Unauthorized access could disrupt our business operations and could result in the loss of assets and have a material adverse effect on our business, financial condition, or results of operations.

Our business involves the use, storage, and transmission of information about our employees, vendors, and customers. The protection of such information, as well as our information, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Our subsidiaries also, from time to time, export sensitive customer data and technical information to recipients outside the U.S. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, could result in litigation and potential liability for us, damage our reputation, or otherwise harm our business, financial condition or results of operations.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 10.3% of our common stock as of December 31, 2011 on an undiluted basis. Although affiliates of KKR no longer hold a majority of our outstanding common stock, they continue to have a significant impact on the vote in any election of directors. In addition, representatives of KKR occupy two of the seven seats on our board of directors. As a result, even though representatives of KKR do not occupy a majority of the seats on our board of directors, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and whether any transaction that requires the approval of the stockholders is approved. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	General Industry, Aerospace, and other pre-treatment technologies
	Brazil	Jundiai/Săo Paulo	Owned	Automotive and other pre-treatment technologies
	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies
		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
		Nanjing (JV)	Leased	Automotive, cold forming and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	Chennai (JV)	Leased	Automotive and other pre-treatment technologies
		Pune (JV)	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Owned	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	New Zealand	Auckland	Leased	General Industry, Aerospace, and other pre-treatment technologies
	Singapore	Singapore	Leased	Aerospace and other pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Turkey	Cayirova-Kocaeli	Owned	Automotive and other pre-treatment technologies
	United States	Jackson, MI	Owned	General industry
		La Mirada, CA	Leased	Pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulfides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride

		Salar de Atacama	Owned	Lithium brine and Potash
	Germany	Langelsheim (1)	Owned	Butyllithium, lithium-chloride, specialty products, lithium metal, lithium-hydrides, cesium, and special metals
	Taiwan	Taichung	Owned	Butyllithium
	India	Gujarat	Leased	Butyllithium
	United States	Kings Mountain, NC	Owned	Metal and battery
		New Johnsonville, TN	Owned	Butyllithium and specialty products
		Pasadena, TX	Owned	Butyllithium
		Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
Performance Additives
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties
	France	Comines	Owned	Coatings
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Construction
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		Harleyville, SC	Owned	Construction
		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment
		Valdosta, GA	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Duisburg (2)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Moosburg	Leased	Paints and inks
		Schwarzheide	Leased	Flocculants
	United Kingdom	Widnes, Cheshire	Owned	Paper-making, consumer and household care and coatings and paper
	United States	Gonzales, TX	Owned	Paints, inks, oilfields and paper-making
		Louisville, KY	Owned	Paints and inks
Titanium Dioxide Pigments
Titanium Dioxide	Finland	Pori	Owned	Plastics, paints, packaging inks, coatings and paper
	Germany	Duisburg (2) (3)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	Germany	Duisburg (2) (3)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Advanced Ceramics
	Brazil	Nova Odessa	Leased	Automotive

	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Lohmar	Owned	Ballistic protection, wear/corrosion protection
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
		Plochingen	Owned	Medical, automotive and general industry
		Wilhermsdorf	Leased	Automotive
		Wittlich	Leased	General industry
	Malaysia	Seremban	Owned	Medical and general industry
	Mexico	Puebla	Owned	Automotive
	Poland	Gorzyce	Leased	Automotive
	South Korea	Suwon	Leased	Electronics
	United Kingdom	Colyton	Owned	Electronics
	United States	Birmingham, AL	Owned	Wear/corrosion protection
		Laurens, SC	Owned	Automotive, electronics and general industry
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
Rubber Compounds	Italy	Azeglio	Owned	Rubber compounds

(1)                This facility is shared by both business divisions of the Specialty Chemicals segment.

(2)                This facility is shared by both the Performance Additives segment and the Titanium Dioxide Pigments segment.

(3)                This facility is shared by the two business divisions of the Titanium Dioxide Pigments segment.

Item 3. Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.” However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our financial condition, results of operations or cash flows. We cannot predict the outcome of any litigation or the potential for future litigation. See also Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies.”

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In late September 2011, the Court held a hearing on the merits of the case and rendered a judgment in October 2011 against Sachtleben in the amount of €3.2 million ($4.1 million) plus accrued interest and legal fees. The Company appealed the Court’s ruling and the parties entered into a settlement agreement on February 21, 2012. The settlement amount is not materially different than the judgment amount that has been accrued as of December 31, 2011 in the Company’s financial statements.

Migratory Bird Matter

In August 2011, the U.S. Department of Justice Environment and Natural Resources Division (“DOJ”), along with the U.S. Fish and Wildlife Service (“FWS”) and the Nevada Department of Wildlife (“NDOW”) commenced an investigation relating to alleged migratory bird deaths at our subsidiary’s Silver Peak, Nevada site in violation of the Migratory Bird Treaty Act of 1918. The Company’s subsidiary is working with the DOJ, FWS and NDOW to address any migratory bird issues. To date, no proceedings have been initiated and no fines have been levied. The Company does not expect the resolution of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of February 17, 2012, there were approximately 49 holders of record of the Company’s common stock.

The following table summarizes the Company’s quarterly common stock information:

2011	High	Low
First	$49.83	$38.01
Second	57.29	45.78
Third	62.03	33.69
Fourth	49.82	30.43

2010	High	Low
First	$26.95	$20.20
Second	31.30	21.88
Third	32.66	21.59
Fourth	42.24	31.55

Rockwood’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Under Group’s senior secured credit facilities and indenture governing the 2014 Notes, Group is permitted to pay dividends or other distributions to us subject to certain limitations and exceptions. Under our senior secured credit agreement, our ability to pay dividends is limited to $600 million, plus additional amounts subject to satisfying certain leverage ratios. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. See further discussion in liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For the years ended December 31, 2011, 2010 and 2009, the Company did not pay any cash dividends.

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2011 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2011.

Stock Performance Graph

The following graph compares the performance through December 31, 2011 of a hypothetical $100 investment made on December 31, 2006 in (a) our common stock, (b) the S&P 500 Index ® and (c) the S&P Supercomposite Specialty Chemicals Index (S15SPCH).

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2011 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2011 and the Balance Sheet data as of December 31, 2011 and 2010, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2008 and 2007 and the Balance Sheet data as of December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements not included herein. All periods presented have been reclassified to account for the sale of the Groupe Novasep segment and the Electronics business in 2007, the sale of the pool and spa chemicals business in 2008 and the sale of the plastic compounding business in January 2011 as discontinued operations.

	Year Ended December 31,
($ in millions, except per share data; shares in thousands)	2011	2010	2009	2008	2007
Statement of operations data:
Net sales:
Specialty Chemicals	$1,338.3	$1,163.2	$996.6	$1,232.6	$1,082.9
Performance Additives	784.4	726.7	671.5	835.6	798.5
Titanium Dioxide Pigments	930.4	759.2	666.3	534.8	442.9
Advanced Ceramics	585.1	515.6	412.2	505.9	452.5
Corporate and other	31.1	26.9	22.5	28.1	29.6
Total net sales	3,669.3	3,191.6	2,769.1	3,137.0	2,806.4

Gross profit	$1,289.3	$1,041.8	$818.1	$977.3	$937.7

Operating income (loss)	$567.3	$357.7	$198.3	$(417.3)	$351.1
Amounts attributable to Rockwood Holdings, Inc.:
Income (loss) from continuing operations	$291.1	$220.0	$4.3	$(555.4)	$68.8
Income (loss) from discontinued operations	120.2	19.4	16.8	(33.0)	248.3
Net income (loss)	$411.3	$239.4	$21.1	$(588.4)	$317.1
Basic earnings (loss) per share attributable to Rockwood Holdings, Inc.:
Earnings (loss) from continuing operations	$3.80	$2.93	$0.06	$(7.51)	$0.93
Earnings (loss) from discontinued operations, net of tax	1.57	0.26	0.22	(0.44)	3.37
Basic earnings (loss) per share	$5.37	$3.19	$0.28	$(7.95)	$4.30
Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc:
Earnings (loss) from continuing operations	$3.64	$2.82	$0.06	$(7.51)	$0.90
Earnings (loss) from discontinued operations, net of tax	1.51	0.25	0.22	(0.44)	3.26
Diluted earnings (loss) per share	$5.15	$3.07	$0.28	$(7.95)	$4.16
Other data:
Capital expenditures (1)	$279.7	$180.3	$151.5	$219.1	$177.5
Adjusted EBITDA from continuing operations (2)	862.8	634.4	509.9	608.6	571.7

	As of December 31,
($ in millions)	2011	2010	2009	2008	2007
Balance sheet data:
Cash and cash equivalents	$321.5	$324.1	$286.2	$457.8	$339.3
Property, plant and equipment, net	1,618.5	1,566.9	1,635.6	1,684.1	1,427.8
Total assets	4,587.6	4,724.3	4,787.8	5,190.3	5,517.5
Total long-term debt, including current portion	1,687.7	2,161.0	2,528.3	2,811.2	2,581.4
Total equity	1,658.4	1,341.3	1,140.8	1,138.9	1,746.9

(1)                Net of government grants of $16.0 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively.

(2)                Consolidated EBITDA as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to Adjusted EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our senior secured credit agreement, as described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Other Charges and Credits and Note Regarding Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income (loss) attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the periods indicated:

	Year ended December 31,
($ in millions)	2011	2010	2009	2008	2007
Net income (loss) attributable to Rockwood Holdings, Inc.	$411.3	$239.4	$21.1	$(588.4)	$317.1
Net income (loss) attributable to noncontrolling interest	40.6	9.1	(3.8)	(83.6)	8.0
Net income (loss)	451.9	248.5	17.3	(672.0)	325.1
Income tax provision (benefit)	124.4	(24.6)	9.7	(31.0)	54.8
(Income) loss from discontinued operations, net of tax	(0.9)	(19.4)	(16.8)	75.9	(37.9)
Gain on sale of discontinued operations, net of tax	(119.3)	—	—	(42.9)	(210.4)
Income (loss) from continuing operations before taxes	456.1	204.5	10.2	(670.0)	131.6
Interest expense, net	96.1	151.1	178.1	225.1	207.8
Depreciation and amortization	267.2	255.9	274.2	249.6	202.2
Goodwill impairment charges	—	—	—	717.5	—
Restructuring and other severance costs	14.5	5.0	20.3	34.1	12.0
Systems/organization establishment expenses	6.5	2.1	6.3	12.5	3.6
Acquisition and disposal costs	0.4	1.3	3.0	1.7	1.8
Inventory write-up charges	—	—	—	6.9	5.7
Loss (gain) on early extinguishment/modification of debt	16.6	1.6	26.6	(4.0)	18.6
Asset write-downs and other	1.6	11.5	2.6	(1.9)	(4.7)
Acquired in-process research and development	—	—	—	2.9	—
Foreign exchange (gain) loss on financing activities, net	(1.3)	1.0	(16.0)	32.3	(7.8)
Other (a)	5.1	0.4	4.6	1.9	0.9
Total Adjusted EBITDA from continuing operations	$862.8	$634.4	$509.9	$608.6	$571.7

(a)                In 2011, we recorded expenses of $5.1 million primarily related to fees incurred in connection with exploring strategic options.  In 2009, the Company recorded expenses of $4.6 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004. In 2008, the company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of the Company’s common stock in June 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

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

•                  On February 22, 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and expect to use the proceeds and cash on hand to redeem all of our outstanding 2014 Notes and to pay accrued and unpaid interest and applicable redemption premiums. See further discussion below in “Liquidity and Capital Resources” section and in Item 8. Financial Statements and Supplementary Data - Note 20, “Subsequent Events.”

•                  Improved our Adjusted EBITDA from continuing operations margin to 23.5% for the year ended December 31, 2011 from 19.9% for the same period in the prior year.

The following table is a summary of our financial highlights:

	Year ended December 31,
($ in millions, except per share amounts)	2011	2010
Net sales	$3,669.3	$3,191.6

Adjusted EBITDA from continuing operations	862.8	634.4

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc.	3.64	2.82

Results

Total net sales were up primarily due to:

•                  Increased selling prices in all businesses, particularly in Titanium Dioxide Pigments.

•                  The impact of favorable currency changes.

Diluted earnings per share and Adjusted EBITDA increased from the prior year due to selling price increases, partially offset by higher raw material costs.

This discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors.” You should read the following discussion and analysis together with Item 6, “Selected Financial Data,” our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report. Amounts may not recalculate due to rounding differences.

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

Specialty Chemicals

•             Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2010, net sales were up from higher volumes in all markets. In 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. We expect net sales growth in 2012 primarily from higher selling prices, as well as higher volumes, across most markets.

•             Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. Results in 2010 were higher primarily from increased volumes of lithium products and metal sulfide applications, partially offset by lower selling prices of potash and lithium carbonate. In 2011, net sales were up primarily from increased selling prices and increased volumes of lithium products. We expect net sales growth in 2012 driven by higher selling prices, particularly potash, as well as increased volumes of lithium products for the battery industry.

Performance Additives

•             Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2010 and continued to be lower in 2011. European construction volumes in 2010 were comparable to the same periods in the prior year, but were up slightly in 2011. Construction sales are expected to be up slightly in 2012 across all regions on higher volumes. Volumes of coatings and specialties products were up in 2010, but were down in 2011. Coatings and specialties sales are expected to be up in 2012 on increased volumes.

•             Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2010 by a general slowdown in the construction market. In 2011, net sales were up from higher selling prices, as well as higher volumes. We expect net sales growth in 2012 primarily from higher selling prices and the impact of Ecolife applications.

•             In the Clay-based Additives business, higher volumes in most markets, particularly oilfield, had a favorable impact on results in 2010. In 2011, higher volumes, as well as higher selling prices, continued in most markets, particularly oilfield. We expect net sales growth to continue in 2012 primarily from higher selling prices across most markets, as well as continued higher volumes, particularly in oilfield applications.

Titanium Dioxide Pigments

•             Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2010, higher volumes, as well as selling price increases, had a favorable impact on results. In 2011, higher selling prices, as well as a favorable product mix, were partially offset by lower volumes. We expect sales to continue to be higher in 2012 primarily from higher selling prices to offset raw material price increases, particularly for slag and ilmenite, as well as higher sales volumes primarily in the specialties markets.

•             Our functional additives sales were up in 2010 and 2011 as higher selling prices had a favorable impact on results. We expect net sales of functional additives applications to be higher in 2012 from higher selling prices to offset raw material cost increases.

Advanced Ceramics

•             Demand for our ceramic components for medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2010 and 2011 on higher volumes. We expect this growth to continue in 2012 primarily in ceramic hip applications.

•             Sales of most product applications, including cutting tools, mechanical applications and electronic applications were up in 2010 and 2011 on higher volumes. We expect sales for cutting tools and mechanical applications to be higher in 2012 on higher volumes. We expect a slow down in demand for ceramics for electronic applications for 2012.

Global Exposure

We operate a geographically diverse business, with 55% of our net sales in 2011 generated from shipments to customers in Europe, 23% to North America (predominantly the United States), 14% to Asia and 8% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.”

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 81 manufacturing facilities in 23 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the year ended December 31, 2011, the average exchange rate of the Euro against the U.S. dollar was higher compared to 2010. As a result, our net sales, gross profit and operating income were favorably impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S.

dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of December 31, 2011 which are denominated in Euros are converted at the December 31, 2011 exchange rate of €1.00 = $1.2961.

Raw Materials

Raw materials constituted approximately 48% of our 2011 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2011. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2011, higher raw material costs in a number of businesses of $106.7 million had an unfavorable impact on our results of operations. For example, in 2011, we experienced higher prices for tin used in the Metal Sulfides business of our Specialty Chemicals segment, slag and ilmenite used in our Titanium Dioxide Pigments segment and copper used in the Timber Treatment Chemicals business. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials.”

Energy Costs

In 2011, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs were up in 2011. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2011. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were down in 2011.

Income Taxes

As of December 31, 2011, we had U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $447.6 million, of which $14.3 million expire through 2016, $345.9 million expire through 2031 and $87.4 million which have no current expiration date. Additionally, the Company has $15.0 million of federal capital loss carryforwards which expire through 2016. With repect to state and local tax loss carryforwards, the Company has $7.2 million that expire through 2021, $64.7 million that expire through 2026 and $209.0 million expiring in years through 2032.  The state capital loss carryforwards of $73.6 million expire through 2016.

As a result of a tax election made at the end of 2011 related to a non-U.S. subsidiary, we recognized a taxable capital loss of $251.9 million and an increase to our deferred tax assets of $17.8 million related to the difference between the tax and book basis of the entity’s assets. The effect of both the capital loss and the deferred tax asset recognition is offset by an increase in the valuation allowance.

The worldwide valuation allowance increased by $100.7 million to $181.8 million at December 31, 2011 to reserve for an increase in deferred tax assets which resulted from net operating losses and capital losses that more likely than not, will not be realized.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the years ended December 31, 2011, 2010 and 2009.

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

We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because our senior secured credit agreement and indenture governing the 2014 Notes contain financial covenants that are determined based on Adjusted EBITDA. These covenants are material terms of these agreements, because they govern substantially all of our long-term debt, which in turn represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our senior secured credit facilities—our maximum total leverage ratio and our minimum interest coverage ratio, in particular—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead to the noteholders accelerating the maturity of the 2014 Notes. In addition, if we cannot satisfy these financial covenants in the indenture governing the 2014 Notes, we cannot engage in certain activities, such as incurring additional indebtedness or making certain payments. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity. As discussed above, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million on February 22, 2012 and expect to use the proceeds and cash on hand to redeem all of our 2014 Notes and to pay accrued and unpaid interest and applicable redemption premiums. See further discussion below in “Liquidity and Capital Resources” section and in Item 8. Financial Statements and Supplementary Data - Note 20, “Subsequent Events”.

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

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income (loss) is set forth in—Reconciliation of Net Income (Loss) Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009), including as a percentage of net sales, for the periods presented. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2011	2010	2009
Statement of operations data:
Net sales:
Specialty Chemicals	$1,338.3	$1,163.2	$996.6
Performance Additives	784.4	726.7	671.5
Titanium Dioxide Pigments	930.4	759.2	666.3
Advanced Ceramics	585.1	515.6	412.2
Corporate and other	31.1	26.9	22.5
Total net sales	3,669.3	3,191.6	2,769.1

Gross profit	1,289.3	1,041.8	818.1
	35.1%	32.6%	29.5%
Selling, general and administrative expenses	705.9	667.6	596.9
	19.2%	20.9%	21.6%
Restructuring and other severance costs	14.5	5.0	20.3
Asset write-downs and other	1.6	11.5	2.6
Operating income (loss):
Specialty Chemicals	259.0	216.5	161.8
	19.4%	18.6%	16.2%
Performance Additives	81.6	60.2	19.3
	10.4%	8.3%	2.9%
Titanium Dioxide Pigments	176.3	59.6	16.4
	18.9%	7.9%	2.5%
Advanced Ceramics	128.6	101.4	48.0
	22.0%	19.7%	11.6%
Corporate and other	(78.2)	(80.0)	(47.2)
Total operating income	567.3	357.7	198.3
Other expenses, net:
Interest expense, net	(96.1)	(151.1)	(178.1)
Loss on early extinguishment/modification of debt	(16.6)	(1.6)	(26.6)
Foreign exchange gain (loss) on financing activities, net	1.3	(1.0)	16.0
Other, net	0.2	0.5	0.6
Other expenses, net	(111.2)	(153.2)	(188.1)
Income from continuing operations before taxes	456.1	204.5	10.2
Income tax provision (benefit)	124.4	(24.6)	9.7
Income from continuing operations	331.7	229.1	0.5
Income from discontinued operations, net of tax	0.9	19.4	16.8
Gain on sale of discontinued operations, net of tax	119.3	—	—
Net income	451.9	248.5	17.3
Net (income) loss attributable to noncontrolling interest	(40.6)	(9.1)	3.8
Net income attributable to Rockwood Holdings, Inc.	$411.3	$239.4	$21.1
Adjusted EBITDA:
Specialty Chemicals	$349.1	$295.7	$245.7
	26.1%	25.4%	24.7%
Performance Additives	144.0	123.8	95.1
	18.4%	17.0%	14.2%
Titanium Dioxide Pigments	257.6	129.5	97.3
	27.7%	17.1%	14.6%
Advanced Ceramics	183.7	153.2	107.7
	31.4%	29.7%	26.1%
Corporate and other	(71.6)	(67.8)	(35.9)
Total Adjusted EBITDA from continuing operations	$862.8	$634.4	$509.9

Year ended December 31, 2011 compared to year ended December 31, 2010

Overview

Net sales increased $477.7 million, or 15.0%, over the prior year primarily due to increased selling prices of $303.3 million, the favorable impact of currency changes of $136.2 million, as well as higher volumes of $35.1 million. See further discussion by segment below.

Operating income increased $209.6 million, or 58.6%, over the prior year primarily due to increased selling prices of $303.3 million, the gross margin impact of higher sales volumes of $34.3 million, as well as the favorable impact of currency changes of $25.0 million. This was partially offset by higher raw material prices of $106.7 million, higher production costs of $20.6 million, higher energy costs of $19.1 million and higher restructuring and severance costs of $9.5 million.

Adjusted EBITDA increased $228.4 million, or 36.0% over the prior year primarily due to increased selling prices of $303.3 million, the gross margin impact of higher sales volumes of $34.3 million, as well as the favorable impact of currency changes of $34.2 million. This was partially offset by higher raw material prices of $106.7 million, higher production costs of $20.6 million and higher energy costs of $19.1 million.

Net income from continuing operations increased $102.6 million to $331.7 million for the year ended December 31, 2011 compared with the same period in the prior year primarily due to the reasons noted above and lower net interest expense of $55.0 million. This was partially offset by a charge of $16.6 million recorded in the year ended December 31, 2011 related to the refinancing and repayment of our senior secured term loans in February 2011.

Income from discontinued operations, net of tax, of $0.9 million for the year ended December 31, 2011 primarily relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $19.4 million for the year ended December 31, 2010, relates to the plastic compounding business that was sold on January 7, 2011.

The gain on sale of discontinued operations, net of tax, of $119.3 million recorded in the year ended December 31, 2011 is primarily related to the sale of the plastic compounding business in January 2011.

Net income attributable to noncontrolling interest of $40.6 million was recorded for the year ended December 31, 2011 compared to $9.1 million for the year ended December 31, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture.

Net income attributable to Rockwood Holdings, Inc. increased $171.9 million to $411.3 million for the year ended December 31, 2011 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $175.1 million, or 15.1%, over the prior year primarily due to higher volumes of $66.5 million, increased selling prices of $64.1 million, as well as the favorable impact of currency changes of $44.5 million. In the Fine Chemicals business, net sales were up primarily on increased selling prices of $39.3 million and higher volumes of $33.4 million, particularly in lithium applications. Net sales in the Surface Treatment business were up on increased volumes of $33.1 million in most markets, particularly in automotive and general industrial, as well as increased selling prices of $24.8 million.

Performance Additives.  Net sales increased $57.7 million, or 7.9%, over the prior year primarily due to increased selling prices of $44.2 million, as well as the favorable impact from currency changes of $17.1 million. Higher volumes of $20.1 million in our Clay-based Additives business, particularly in oilfield applications, were offset by lower volumes of $20.3 million in our Color Pigments and Services business, particularly in construction and coatings applications.

Titanium Dioxide Pigments.  Net sales increased $171.2 million, or 22.6%, over the prior year primarily from higher selling prices of $194.5 million and the favorable impact of currency changes of $47.3 million. This was partially offset by lower volumes of $79.6 million.

Advanced Ceramics.  Net sales increased $69.5 million, or 13.5%, over the prior year primarily from higher volumes of $44.6 million in most product applications, particularly medical applications, and the favorable impact of currency changes of $25.6 million.

Gross profit

Gross profit increased $247.5 million, or 23.8%, over the prior year primarily due to higher selling prices of $303.3 million, the favorable impact of currency changes of $47.4 million and the impact of the higher volumes of $34.3 million. This was partially offset by higher raw material prices of $106.7 million and higher energy costs of $19.1 million. Gross profit as a percentage of net sales were 35.1% and 32.6% for the years ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 19.2% and 20.9% for the years ended December 31, 2011 and 2010, respectively. SG&A expenses increased $38.3 million, or 5.7%, over the prior year primarily due to the impact of the higher net sales noted above and the impact of currency changes of $22.4 million.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $14.5 million and $5.0 million for the year ended December 31, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 17, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $1.6 million and $11.5 million for the years ended December 31, 2011 and 2010, respectively. The asset write-downs and other of $1.6 million recorded for the year ended December 31, 2011 primarily relate to fixed asset write-downs in our Color Pigments and Services and Advanced Ceramics businesses. The asset write-downs and other of $11.5 million recorded for the year ended December 31, 2010 primarily relate to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in our Color Pigments and Services business and the write-down of an acquisition related receivable of $1.6 million in our Specialty Chemicals segment.

Operating income

Specialty Chemicals. Operating income increased $42.5 million, or 19.6%, over the prior year primarily due to higher selling prices of $64.1 million, the gross margin impact of higher sales volumes of $45.1 million, as well as the favorable impact of currency changes of $7.5 million. This increase was partially offset by higher raw material costs of $43.1 million, higher production costs of $9.4 million, higher restructuring and other severance costs of $9.2 million and higher selling general and administrative costs of $7.4 million.

Performance Additives. Operating income increased $21.4 million, or 35.5%, over the prior year due to increased selling prices of $44.2 million, decreased asset write-downs and other of $3.3 million and the favorable impact of currency changes of $2.3 million. This increase was partially offset by higher raw material costs of $28.2 million, particularly for quaternary amine in our Clay-based Additives business and copper in our Timber Treatment Chemicals business.

Titanium Dioxide Pigments. Operating income increased $116.7 million to $176.3 million for the year ended December 31, 2011 compared with the same period in the prior year primarily due to higher selling prices of $194.5 million and the favorable impact of currency changes of $9.5 million. This was partially offset by the gross margin impact of lower volumes of $39.3 million, higher raw material prices of $33.8 million, particularly for slag and ilmenite, higher energy costs of $14.5 million, higher systems/organization expenses of $4.5 million and professional fees incurred in connection with exploring strategic options of $4.3 million in 2011.

Advanced Ceramics. Operating income increased $27.2 million, or 26.8%, over the prior year primarily from the gross margin impact of higher volumes of $27.9 million in most product applications and the favorable impact of currency changes of $6.3 million. This was partially offset by higher depreciation and amortization costs of $4.1 million and increased selling, general and administrative expenses of $3.6 million.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $55.0 million, or 36.4%, compared to the prior year. The years ended December 31, 2011 and 2010 included non-cash gains of $0.5 million and $13.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $67.9 million, or 41.3%, primarily due to debt repayments of $27.0 million, lower interest rates of $17.7 million related to our senior secured credit facility and the termination of interest rate swaps of $12.0 million.

Loss on early extinguishment/modification of debt. In connection with the refinancing and repayment of our senior secured term loans in February 2011, we recorded a charge of $16.6 million in the year ended December 31, 2011 comprised of related fees of $13.5 million and the write-off of deferred financing costs of $3.1 million. For the year ended December 31, 2010, we recorded a charge of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010.

Foreign exchange, net.  For the year ended December 31, 2011 and 2010, foreign exchange gains (losses) of $1.3 million and $(1.0) million, respectively, were reported in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $124.4 million on income from continuing operations before taxes of $456.1 million in the year ended December 31, 2011. The income tax provision in 2011 was favorably impacted by a beneficial foreign earnings mix of $25.0 million and certain domestic income that was not tax effected of $4.0 million as a result of our valuation allowance policy. We recorded an income tax benefit of $24.6 million for the year ended December 31, 2010 on income from continuing operations before taxes of $204.5 million. The 2010 income tax benefit was favorably impacted by the reversal of valuation allowances of $76.5 million related to net operating losses that were expected to be utilized as a result of the sale of the plastic compounding business in January 2011. The tax benefit was negatively impacted by additional valuation allowances of $18.5 million mainly attributable to our domestic business and was positively impacted by an allocation of tax benefits to continuing operations of $7.7 million, as well as a geographic earnings mix benefit of $30.3 million.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2011 was $331.7 million as compared to income from continuing operations of $229.1 million for the year ended December 31, 2010 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, of $0.9 million for the year ended December 31, 2011 primarily relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $19.4 million for the year ended December 31, 2010 relates to the plastic compounding business that was sold on January 7, 2011.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $119.3 million recorded in the year ended December, 2011 is primarily related to the sale of the plastic compounding business in January 2011.

Net (income) attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $40.6 million was recorded for the year ended December 31, 2011 compared to $9.1 million for the year ended December 31, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in 2011.

Net income attributable to Rockwood Holdings, Inc.

Net income attributable to Rockwood Holdings, Inc. for the year ended December 31, 2011 was $411.3 million as compared to net income attributable to Rockwood Holdings, Inc. of $239.4 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $53.4 million, or 18.1%, over the prior year primarily due to higher selling prices of $64.1 million, the gross margin impact of higher volumes of $45.1 million as well as the favorable impact of currency changes of $9.5 million. This increase was partially offset by increased higher raw material costs of $43.1 million, higher production costs of $9.4 million and higher selling, general and administrative costs of $7.4 million.

Performance Additives. Adjusted EBITDA increased $20.2 million, or 16.3% over the prior year due to increased selling prices of

$44.2 million and the favorable impact of currency changes of $3.6 million. This increase was partially offset by higher raw material costs of $28.2 million, particularly for quaternary amine in our Clay-based Additives business and copper in our Timber Treatment Chemicals business.

Titanium Dioxide Pigments. Adjusted EBITDA increased $128.1 million, or 98.9% over the prior year primarily due to higher selling prices of $194.5 million and the favorable impact of currency changes of $12.8 million. This was partially offset by the gross margin impact of lower sales volumes of $39.3 million, higher raw material prices of $33.8 million and higher energy costs of $14.5 million.

Advanced Ceramics.  Adjusted EBITDA increased $30.5 million, or 19.9% over the prior year primarily from the gross impact of higher volumes of $27.9 million in most product applications and the favorable impact of currency changes of $8.7 million. This was partially offset by increased selling, general and administrative expenses of $3.6 million.

Corporate and other.  Adjusted EBITDA loss increased $3.8 million, or 5.6% over the prior year due to higher miscellaneous central costs.

Year ended December 31, 2010 compared to year ended December 31, 2009

Overview

Net sales increased $422.5 million, or 15.3%, over the prior year primarily due to higher volumes of $467.2 million and increased selling prices of $17.8 million, partially offset by the negative impact of currency changes of $82.6 million. See further discussion by segment below.

Operating income increased $159.4 million, or 80.4%, over the prior year primarily due to the gross margin impact of higher sales volumes of $265.0 million and increased selling prices of $17.8 million. This was partially offset by increased variable compensation-related costs of $81.3 million, higher production costs of $41.4 million, higher raw material prices of $15.9 million and the negative impact of currency changes of $10.3 million.

Adjusted EBITDA increased $124.5 million, or 24.4% over the prior year primarily due to the gross margin impact of higher sales volumes of $265.0 million and increased selling prices of $17.8 million. This was partially offset by increased variable compensation-related costs of $81.3 million, higher production costs of $41.4 million, higher raw material prices of $15.9 million, as well as the negative impact of currency changes of $18.5 million.

Net income from continuing operations increased $228.6 million to $229.1 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the reasons noted above, the reversal of valuation allowances of $76.5 million in 2010 related to net operating losses that were utilized as a result of the sale of the plastic compounding business in January 2011, a loss on early extinguishment of debt of $26.6 million recorded in 2009 and lower net interest expense of $27.0 million. This was partially offset by decreased foreign exchange gains on financing activities of $17.0 million.

Income from discontinued operations, net of tax, increased $2.6 million, or 15.5%, over the prior year primarily due to higher sales volumes of the plastic compounding business that was sold in January 2011.

Net income attributable to noncontrolling interest of $9.1 million for the year ended December 31, 2010 was primarily related to the noncontrolling party’s interest in the earnings in the Titanium Dioxide Pigments venture. Net loss attributable to noncontrolling interest of $3.8 million for the year ended December 31, 2009 was primarily due to losses recorded in our Titanium Dioxide Pigments venture.

Net income attributable to Rockwood Holdings, Inc. increased $218.3 million to $239.4 million for the year ended December 31, 2010 from $21.1 million in the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $166.6 million, or 16.7%, over the prior year primarily due to higher sales volumes of $204.9 million, partially offset by lower selling prices of $27.6 million and the negative impact of currency changes of $10.7 million. In the Fine Chemicals business, net sales increased primarily from higher volumes of lithium products of $76.7 million, as well as higher volumes of metal sulfide applications of $18.6 million. These increases were partially offset by lower selling prices of potash and lithium carbonate of $40.0 million. Net sales in the Surface Treatment business were higher on increased volumes of $99.0 million in all markets, particularly in automotive, general industrial and coil/cold forming applications.

Performance Additives.  Net sales increased $55.2 million, or 8.2%, over the prior year primarily due to higher volumes of $40.2 million in our Clay-based Additives business, particularly in oilfield and other applications, as well as higher selling prices of $5.0 million, and higher volumes and selling prices of coatings applications of $9.3 million and $7.7 million, respectively, in our Color Pigments and Services business. This was partially offset by the negative impact of currency changes of $9.1 million and lower construction volumes of $5.5 million in the United States in our Color Pigments and Services business.

Titanium Dioxide Pigments.  Net sales increased $92.9 million, or 13.9%, over the prior year from higher volumes of $84.0 million in all applications, as well as higher selling prices of $37.8 million and a favorable product mix of $10.1 million. This was partially offset by the negative impact of currency changes of $40.4 million.

Advanced Ceramics.  Net sales increased $103.4 million, or 25.1%, over the prior year primarily from higher volumes of $129.0 million in all applications, primarily medical, electronics and multi-functional applications. This was partially offset by the negative impact of currency changes of $20.9 million and lower selling prices of $5.6 million.

Gross profit

Gross profit increased $223.7 million, or 27.3%, over the prior year primarily due to the impact of the higher sales volumes of $265.0 million and increased selling prices of $17.8 million, partially offset by higher production costs of $41.4 million, the negative impact of currency changes of $24.3 million and higher raw material costs of $15.9 million. Gross profit as a percentage of net sales were 32.6% and 29.5% for the year ended December 31, 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 20.9% and 21.6% for the year ended December 31, 2010 and 2009, respectively. SG&A expenses increased $70.7 million, or 11.8%, over the prior year primarily due to the impact of the higher net sales noted above and higher variable compensation costs of $81.3 million, partially offset by the impact of currency changes of $14.0 million.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $5.0 million and $20.3 million for the years ended December 31, 2010 and 2009, respectively, throughout the Company. See Item 8. Financial Statements and Supplementary Data - Note 17, “Restructuring And Other Severance Costs,” for further details.

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

Operating income

Specialty Chemicals. Operating income increased $54.7 million, or 33.8%, over the prior year primarily due to the gross margin impact of higher net sales volumes of $119.5 million, lower raw material costs of $12.7 million in our Surface Treatment business, particularly for phosphoric acid, and lower restructuring and other severance costs of $3.8 million. This increase was partially offset by lower selling prices of potash and lithium carbonate of $40.0 million and higher selling, general and administrative costs of $38.1 million, primarily variable compensation costs.

Performance Additives. Operating income increased $40.9 million to $60.2 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the gross margin impact of higher net sales volumes of $25.6 million, higher selling prices of $13.1 million, lower depreciation and amortization costs of $5.9 million and lower restructuring and other severance costs of $4.6 million. This increase was partially offset by higher raw material costs of $10.0 million, particularly for copper in our Timber Treatment Chemicals business.

Titanium Dioxide Pigments. Operating income increased $43.2 million to $59.6 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the gross margin impact of higher net sales volumes of $41.8 million, higher selling prices of $37.8 million, lower depreciation and amortization costs of $8.1 million and lower systems/organization establishment expenses of $2.6 million. This was partially offset by higher production costs of $35.6 million and higher selling, general and administrative expenses of $16.2 million, primarily variable compensation costs.

Advanced Ceramics. Operating income increased $53.4 million to $101.4 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the gross margin impact of higher sales volumes of $78.2 million, decreased restructuring and other severance costs of $5.9 million and lower depreciation and amortization costs of $2.4 million. This increase was partially offset by higher selling, general and administrative costs of $16.7 million, higher production costs of $7.7 million and the negative impact of currency changes of $4.7 million.

Corporate and other. Operating loss increased $32.8 million, or 69.5% over the prior year primarily due to higher miscellaneous central costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $27.0 million, or 15.2%, over the prior year. The year ended December 31, 2010 and 2009 included non-cash gains of $13.4 million and $3.9 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $17.5 million, or 9.6% primarily due to the termination of interest rate swaps of $18.9 million, debt repayments of $12.4 million and the impact of currency changes of $3.5 million. This was partially offset by higher interest rates of $19.8 million primarily related to the amendment of our senior secured credit facility in June 2009.

Loss on early extinguishment/modification of debt. For the year ended December 31, 2010, we recorded a charge of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010. For the year ended December 31, 2009, we recorded a charge of $26.6 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

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

Provision for income taxes

We recorded an income tax benefit of $24.6 million for the year ended December 31, 2010 on income from continuing operations of $204.5 million. The 2010 income tax benefit was favorably impacted by the reversal of valuation allowances of $76.5 million related to net operating losses that were expected to be utilized as a result of the sale of the plastic compounding business in January 2011. The tax benefit was negatively impacted by additional valuation allowances of $18.5 million mainly attributable to our domestic business and was positively impacted by an allocation of tax benefits to continuing operations of $7.7 million, as well as, a geographic earnings mix benefit of $30.3 million. We recorded an income tax provision of $9.7 million for the year ended December 31, 2009 on income from continuing operations of $10.2 million. The 2009 income tax provision was negatively impacted by a valuation allowance of $39.1 million mainly attributable to our domestic business and was positively impacted by a non-recurring tax benefit related to foreign currency changes of $14.8 million, an allocation of tax benefits to continuing operations of $7.9 million and a geographic earnings mix benefit of $11.6 million.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2010 was $229.1 million as compared to income from continuing operations of $0.5 million for the year ended December 31, 2009 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, increased $2.6 million, or 15.5%, over the prior year primarily due to higher sales volumes of the plastic compounding business that was sold in January 2011.

Net income (loss) attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $9.1 million for the year ended December 31, 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture. Net loss attributable to noncontrolling interest of $3.8 million for the year ended December 31, 2009 was due to losses recorded in our Titanium Dioxide Pigments and Viance ventures.

Net income attributable to Rockwood Holdings, Inc.

Net income attributable to Rockwood Holdings, Inc. for the year ended December 31, 2010 was $239.4 million as compared to net income attributable to Rockwood Holdings, Inc. of $21.1 million for the year ended December 31, 2009 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $50.0 million, or 20.4%, over the prior year primarily due to the gross margin impact of higher net sales volumes of $119.5 million and lower raw material costs of $12.7 million in our Surface Treatment business, particularly for phosphoric acid. This increase was partially offset by lower selling prices of potash and lithium carbonate of $40.0 million, higher selling, general and administrative costs of $38.1 million, primarily variable compensation costs, as well as the negative impact of currency changes of $3.0 million.

Performance Additives. Adjusted EBITDA increased $28.7 million, or 30.2% over the prior year primarily due to the gross margin impact of higher net sales volumes of $25.6 million and higher selling prices of $13.1 million. This increase was partially offset by higher raw material costs of $10.0 million, particularly for copper in our Timber Treatment Chemicals business, and the negative impact of currency changes of $2.0 million.

Titanium Dioxide Pigments. Adjusted EBITDA increased $32.2 million, or 33.1% over the prior year primarily due to the gross margin impact of higher net sales volumes of $41.8 million and higher selling prices of $37.8 million. This was partially offset by higher production costs of $35.6 million and higher selling, general and administrative expenses, primarily variable compensation costs of $16.2 million.

Advanced Ceramics.  Adjusted EBITDA increased $45.5 million, or 42.2% over the prior year primarily due to the gross margin impact of higher net sales volumes of $78.2 million. This increase was partially offset by higher selling, general and administrative costs of $16.7 million, higher production costs of $7.7 million and the negative impact of currency changes of $6.6 million.

Corporate and other.  Adjusted EBITDA loss increased $31.9 million, or 88.9% over the prior year primarily due to higher variable compensation costs.

Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on a consolidated basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Holdings, Inc. to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2011	2010	2009
Net income attributable to Rockwood Holdings, Inc.	$411.3	$239.4	$21.1
Net income (loss) attributable to noncontrolling interest	40.6	9.1	(3.8)
Net income	451.9	248.5	17.3
Income tax provision (benefit)	124.4	(24.6)	9.7
Income from discontinued operations, net of tax	(0.9)	(19.4)	(16.8)
Gain on sale of discontinued operations, net of tax	(119.3)	—	—
Income from continuing operations before taxes	456.1	204.5	10.2
Interest expense, net (a)	96.1	151.1	178.1
Depreciation and amortization	267.2	255.9	274.2
Restructuring and other severance costs	14.5	5.0	20.3
Systems/organization establishment expenses	6.5	2.1	6.3
Acquisition and disposal costs	0.4	1.3	3.0
Loss on early extinguishment/modification of debt	16.6	1.6	26.6
Asset write-downs and other	1.6	11.5	2.6
Foreign exchange (gain) loss on financing activities, net	(1.3)	1.0	(16.0)
Other	5.1	0.4	4.6
Total Adjusted EBITDA from continuing operations	$862.8	$634.4	$509.9

(a)                Includes gains of $0.5 million, $13.4 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by operating activities was $449.0 million, $482.4 million and $369.6 million in 2011, 2010 and 2009, respectively. Net cash from operating activities decreased in 2011 primarily due to working capital changes, partially offset by higher net income. Net cash from operating activities increased in 2010 primarily due to higher net income, partially offset by a lower source of operating cash from working capital changes.

Investing Activities. Net cash provided by (used in) investing activities was $21.2 million, $(181.3) million and $(204.3) million in 2011, 2010 and 2009, respectively. Net cash in 2011 was primarily related to net proceeds received of $300.6 million in 2011 related to the sale of our plastic compounding business, partially offset by capital expenditures, net of government grants received, of $279.7 million. Net cash used in investing activities in 2010 and 2009 primarily related to capital expenditures. Net cash used in investing activities in 2009 included $32.9 million related to the settlement of a cross-currency swap in November 2009, as well as a $16.0 million contractual advance to the Titanium Dioxide Pigments noncontrolling shareholder in connection with the purchase of steam and electricity.

Financing Activities. Net cash used in financing activities was $482.6 million, $259.5 million and $320.9 million in 2011, 2010 and 2009, respectively, and included scheduled payments for long-term debt. In 2011, we voluntarily prepaid $408.9 million of our senior secured term loans, paid related fees of $13.4 million in connection with the refinancing of our senior secured credit facility in February 2011 and made distributions to noncontrolling shareholders of $19.4 million. In 2010, net cash used in financing activities included the voluntary prepayment of $200.2 million of our senior secured term loans and a cash inflow of $26.3 million related to the exercise of employee stock options. In 2009, we used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated 2014 Notes, $102.3 million to prepay our senior secured term loans and $26.9 million related to the amendment of the senior secured credit facility in June 2009.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. In addition, we completed the sale of our plastic compounding business in January 2011 for net proceeds of $300.6 million (see Item 8. Financial Statements and Supplementary Data - Note 2, “Discontinued Operations,” for further details) and repaid $408.9 million of senior secured term loans in connection with the refinancing of our senior secured term loans in February 2011. Our debt service requirements in future years are significant. In 2012 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors.”

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States. We have entered into long-term funding arrangements related to the Dynamit Nobel Pensionskasse multiemployer pension plan located in Germany and our defined benefit pension plans located in the U.K (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details). Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations.

The Company’s overall unfunded position in its defined benefit plans as of December 31, 2011 is $464.8 million and the funded status of our plans is 35%. However, 76% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $113.4 million and the funded status is 67%. The funding of the Company’s pension plans was in compliance with local requirements as of December 31, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. Such cash outflows were less than pension expense in 2011 and 2010.

As of December 31, 2011, we had actual total indebtedness of $1,687.7 million. The availability under the revolving credit facility is $180.0 million as of December 31, 2011, subject to outstanding letters of credit of $31.4 million that reduced our availability under such revolving credit facility. The €30.0 million ($38.9 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($16.7 million) as of December 31, 2011 after an outstanding bank guarantee of €17.1 million ($22.2 million) related to a defined benefit pension obligation for the Finnish Plan. In January 2012, this bank guarantee was increased to €25.5 million ($33.1 million).

As of December 31, 2011, we had cash and cash equivalents of $321.5 million. Among other things, we may use available cash to invest in our business, reduce our term debt, repurchase our 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility, or fund bolt-on acquisitions. As noted above, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and expect to use the proceeds along with cash on hand to redeem all of our outstanding 2014 Notes and to pay accrued and unpaid interest and applicable redemption premiums.

As of December 31, 2011, the amounts of cash and cash equivalents held by our foreign subsidiaries were $257.7 million out of the total consolidated cash and cash equivalents of $321.5 million. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $2.9 million. Based on our domestic cash flows from operations and our other sources of liquidity, including the availability under our revolving credit facility of $180.0 million as of December 31, 2011, subject to outstanding letters of credit of $31.4 million, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries.

Our long-term debt at December 31, 2011 and 2010 is primarily comprised of our senior secured credit facility, which we refinanced in February 2011 and 2012, our 2014 Notes and our Titanium Dioxide Pigments venture term loans. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for a detailed discussion of these borrowings.

Senior secured credit facilities. On February 10, 2011, we completed a refinancing in support of our long-term debt reduction strategy and entered into a new senior secured credit agreement comprised of an $850.0 million term loan, maturing on February 10, 2018, and a $180.0 million revolving credit facility, maturing on February 10, 2016, and repaid $408.9 million of existing term loans. At December 31, 2011, the senior secured term loan amounted to $845.8 million. In addition, on February 22, 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million maturing in February 2017 and expect to use the proceeds along with cash on hand to redeem all of our outstanding 2014 Notes and pay accrued and unpaid interest and applicable redemption premiums. After giving effect to the new term loan A, the term loan under the senior secured credit facility may be increased by up to an additional $350.0 million in the aggregate, subject to certain exemptions and provided that Group procures lender commitments for such increase. See Item 8. Financial Statements and Supplementary Data - Note 20, “Subsequent Events” for further details.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended December 31, 2011, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.12 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended December 31, 2011, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 9.51 to 1.

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

We were in compliance with the above covenants as of December 31, 2011.

2014 Notes. As noted above, we issued a new tranche of term loan A in February 2012 under our existing senior secured credit facility in the amount of $350.0 million and expects to use the proceeds along with cash on hand to redeem all of our outstanding 2014 notes and to pay accrued and unpaid interest and applicable redemption premiums. These notes consist of €250.1 million ($324.2 million) in aggregate principal amount of 7.625% euro-denominated notes and $200 million in aggregate principal amount of 7.5% dollar-denominated notes. See Item 8. Financial Statements and Supplementary Data - Note 20, “Subsequent Events,” for further details.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2011, the fixed charge coverage ratio equaled 9.51 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and other debt. The loans are secured by the assets of the venture. In the event that either Kemira’s or Rockwood’s ownership interest changes, any lender may cancel its commitment and demand repayment of its respective portion of the loans, including accrued and unpaid interest. The facility agreement contains customary events of default, subject to remedy periods, thresholds and exceptions. Upon the occurrence of an event of default under the facility agreement, the lenders can terminate the commitments and declare all amounts, including accrued and unpaid interest, to be due and payable. Both the term loan and revolving credit facility mature in June 2013.  We may refinance all or a portion of the term loans of our Titanium Dioxide Pigments business or increase the borrowings under such term loans and make a distribution to the venture partners and/or use a portion for expansion projects or other corporate purposes.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended December 31, 2011, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), must be less than 3.00 to 1; for such period, our ratio equaled 0.99 to 1;

•                  An interest coverage ratio: for the twelve-month period ended December 31, 2011, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 4.00 to 1; for such period, our ratio equaled 24.99 to 1; and

•                  Cash flow coverage ratio: for the twelve-month period ended December 31, 2011, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 3.28 to 1.

We were in compliance with the above covenants as of December 31, 2011.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2011	2010	2009
Net cash provided by operating activities from continuing operations	$450.8	$478.0	$363.6
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	191.4	(48.5)	(90.6)
Current portion of income tax provision	98.1	36.3	29.8
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	91.8	158.6	174.1
Restructuring and other severance costs	14.5	5.0	20.3
Systems/organization establishment expenses	6.5	2.1	6.3
Acquisition and disposal costs	0.4	1.3	3.0
Bad debt provision	0.2	1.2	(1.2)
Other	9.1	0.4	4.6
Total Adjusted EBITDA from continuing operations	$862.8	$634.4	$509.9

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2011:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$1,962.7	$313.5	$387.6	$180.5	$1,081.1
Operating leases	62.3	18.3	22.7	12.0	9.3
Purchase obligations (b)	1,065.5	472.4	498.0	64.0	31.1
Total (c) (d)	$3,090.5	$804.2	$908.3	$256.5	$1,121.5

(a)                After giving effect to the issuance of the new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million on February 22, 2012 and the expected use of proceeds and cash on hand to redeem all of our outstanding 2014 Notes and the payment of accrued and unpaid interest and applicable redemption premiums, amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. These amounts also include estimated scheduled cash interest payments for all years totaling $275.1 million. A portion of the debt balance outstanding as of December 31, 2011 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2011. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt.”

(b)               Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)                Statutory minimum funding requirements for 2011 for defined benefit pension plans are not included as such amounts have not been determined. For 2012, the Company expects to make contributions of approximately $7.5 million to pension trusts and $18.1 million directly to plan participants as benefit payments. Future contributions, including additional payments that may be required as a result of investment performance of pension assets, are not included, as they are not fixed either as to timing or amount. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details.

(d)               Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked-to-market with the related liabilities or assets depending on the mark-to-market position. At December 31, 2011, the mark-to-market position of obligations relating to derivative contracts was a liability and were recorded in “Accrued expenses and other current liabilities” and “Other Liabilities” in the Consolidated Balance Sheet.

Liabilities for unrecognized tax benefits in the amount of $30.1 million as of December 31, 2011 are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid within one year.

Capital Expenditures

Rockwood’s capital expenditures for 2011 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the year ended December 31, 2011, capital expenditures, net of government grants received, were $279.7 million. Capital expenditures for 2012 are expected to be above 2011 levels. For the years ended December 31, 2010 and 2009, our capital expenditures amounted to $180.3 million and $151.5 million, respectively. Capital expenditures were higher in 2011 primarily due to the expansion of production in our Specialty Chemicals segment in connection with the production of lithium compounds. Future capital expenditures are expected to be higher than prior periods due to ongoing expansion of our lithium capacity, particularly in the United States and Chile, as well as increased capital expenditures in our Color Pigments and Services business in the United States.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2011, our capital expenditures for SHE matters totaled $23.3 million, excluding costs to maintain and repair pollution control equipment. For 2012, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such law. See Item 8.

Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies,” “Regulatory Developments” for further discussion.

Foreign currency related transactions

As of December 31, 2011, €488.2 million ($632.8 million) of the debt outstanding is denominated in Euros. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2011, the Company had approximately $38.8 million of letters of credit and other bank guarantees, of which $38.1 million will expire in 2012 through 2016. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $31.4 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

Commitments and Contingencies

See Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

See Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” for a summary of our significant accounting policies. Our critical accounting policies are those that are both important to our financial condition and results of operation and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting policies are as follows:

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

Impairment

Goodwill

The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our reportable segments that qualify for such review. See “Impairment Accounting” section of Note 1, “Basis of Presentation and Significant Accounting Policies,” for the process used to test goodwill for impairment.

Goodwill impairment analyses are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the Company had applied a 10% reduction in the peer multiples of its reporting units in 2011, 2010 and 2009, no potential goodwill impairment would exist at any of our reporting units.

Long-Lived Tangible and Other Intangible Assets

The recoverability of long-lived tangible and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In the fourth quarter of 2010 and in 2011, we performed a recoverability test of certain intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Contingencies

Legal Matters

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

Environmental Matters

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $49.8 million for known environmental liabilities as of December 31, 2011. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies.”

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

The worldwide valuation allowance increased by $100.7 million to $181.8 million at December 31, 2011 to reserve for an increase in deferred tax assets which resulted from net operating losses and capital losses that more likely than not, will not be realized.

We have net operating loss carryforwards in the U.S. and China for which we have reserved. The valuation allowance also includes certain states in the U.S. as we have concluded realizability of these net operating loss and capital loss carryforwards is not more likely than not. We have not recorded valuation allowances on a significant portion of our German net operating loss carryforwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carryforward period of the net operating losses is indefinite.

We consider future taxable income and other available evidence when assessing the need for a valuation allowance. Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

As of December 31, 2011, we had three years of net cumulative losses in the U.S. For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture), the Company’s policy is to determine the need for a valuation allowance on deferred tax assets, if any, by calculating an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary. The steady-state calculation includes management assumptions that relate to the appropriateness of certain items, such as, including permanent cost savings and excluding one-time items.

In accordance with this policy, we calculated the average annual income before taxes in the U.S. on a steady-state normalized basis. We continue to experience a pro-forma pre-tax loss on a three year cumulative basis. Based on this evidence, we conclude that the negative factors outweigh the positive factors as of December 31, 2011, the most persuasive factor being the objectively verifiable cumulative three year loss. As such, we recorded in our financial statements as of December 31, 2011 a valuation allowance of $152.2 million against the federal net deferred tax assets, excluding deferred tax liabilities related to long lived assets. However, if at any point in 2012 or beyond we are able to demonstrate sufficient positive evidence that our U.S. deferred tax assets will be realized we will reverse all, or a portion of, the valuation allowance at that time. We expect that sufficient positive evidence will most likely occur in the form of future domestic taxable income.

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

Although we have a full valuation allowance on the U.S. net deferred tax assets and certain U.S. states, we have evaluated the U.S. positions as well as foreign positions. Based on our year-end analysis, we have recorded unrecognized tax benefits of $30.1 million on a gross basis. The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations. As such, actual results will differ from our estimates.

In accordance with our policy, we have offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carry forwards. We have recorded unrecognized tax benefits, net of deferred tax assets, of $15.5 million as of December 31, 2011.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $4.6 million in 2011.

Stock-Based Compensation.  We have a stock-based compensation plan which includes stock options, restricted stock and other stock-based awards. See Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 13, “Stock-Based Compensation,” for a complete discussion of our stock-based compensation programs. In accordance with the accounting guidance on stock compensation, we record stock-compensation expense associated with our equity awards. The accounting for stock compensation is a critical accounting estimate, which requires judgments and assumptions that have an impact on our financial statements.

The fair value of our stock options granted in 2009 were estimated on the date of grant using the Black-Scholes option pricing model, which included assumptions of expected term, expected volatility and risk-free rates. Changes in these assumptions can affect the fair value estimate. The fair value of our performance restricted stock units granted in 2009 were estimated on the date of grant based on the closing market price of our stock. These performance-based equity awards require management to make assumptions regarding the likelihood of achieving company-performance goals, which in turn impacts our compensation expense. The fair value of restricted stock units granted in 2011 and 2010 was estimated on the date of grant using a Monte Carlo simulation model as the equity awards were tied to market conditions. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the long-term performance awards. The recognition of expense is only recorded for awards that will eventually vest. This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates are based upon historical share-based equity award cancellations.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense. A 10% change in our stock-based compensation expense would have affected net income attributable to Rockwood Holdings, Inc. by approximately $1.3 million for the year ended December 31, 2011.

Retirement Benefits. In connection with prior year acquisitions, particularly the KKR and Dynamit Nobel acquisition, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR acquisition, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our consolidated financial statements. Defined benefit costs and liabilities and postretirement benefit costs and liabilities have been determined in accordance with the accounting guidance for retirement benefits. Postemployment benefit costs and liabilities have been determined in accordance with the accounting guidance for nonretirement postemployment benefits.

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

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2011. The estimates were based on inquiries of all plan actuaries. The December 31, 2011 funded status and stockholders’ equity are affected by assumptions as of December 31, 2011 while 2011 annual pension expense is affected by December 31, 2010 assumptions:

	As of December 31, 2011
($ in millions)	U.S. Plans	Non-U.S. Plans		2011 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.4	$22.2	$(23.6)	$(1.0)
-25 basis points	(1.5)	(23.4)	24.9	1.0

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

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” section in Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” for a discussion of the impact related to recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (a)	Quarter (b)	Quarter	Quarter
2011
Net sales	$914.0	$1,000.0	$940.9	$814.4
Gross profit	321.1	345.6	331.5	291.1

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$63.3	$88.9	$75.9	$63.0
Income (loss) from discontinued operations	114.7	5.6	—	(0.1)
Net income	$178.0	$94.5	$75.9	$62.9

Basic earnings per share attributable to Rockwood Holdings, Inc.:
Basic earnings from continuing operations	$0.83	$1.16	$0.99	$0.82
Basic earnings from discontinued operations	1.51	0.08	—	—
Basic earnings per share	$2.34	$1.24	$0.99	$0.82

Diluted earnings per share attributable to Rockwood Holdings, Inc.:
Diluted earnings from continuing operations	$0.80	$1.11	$0.95	$0.79
Diluted earnings from discontinued operations	1.44	0.07	—	—
Diluted earnings per share	$2.24	$1.18	$0.95	$0.79

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter	Quarter	Quarter (c)	Quarter (d)
2010
Net sales	$778.4	$813.7	$801.2	$798.3
Gross profit	255.9	269.9	266.0	250.0

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$32.3	$45.9	$38.0	$103.8
Income from discontinued operations	4.6	6.5	2.5	5.8
Net income	$36.9	$52.4	$40.5	$109.6

Basic earnings per share attributable to Rockwood Holdings, Inc.:
Basic earnings from continuing operations	$0.43	$0.61	$0.51	$1.38
Basic earnings from discontinued operations	0.07	0.09	0.03	0.08
Basic earnings per share	$0.50	$0.70	$0.54	$1.46

Diluted earnings per share attributable to Rockwood Holdings, Inc.:
Diluted earnings from continuing operations	$0.42	$0.59	$0.49	$1.32
Diluted earnings from discontinued operations	0.06	0.09	0.03	0.08
Diluted earnings per share	$0.48	$0.68	$0.52	$1.40

(a)                In the first quarter of 2011, we recorded a gain on sale of discontinued operations of $114.5 million, net of tax, related to the sale of the plastic compounding business in January 2011.

In addition, in the first quarter of 2011, we recorded a loss on early extinguishment/modification of debt of $16.2 million comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing and repayment of our senior secured term loans. Additional fees of $0.3 million and $0.1 million were recorded in the second and third quarters of 2011, respectively, related to this transaction.

(b)               In the second quarter of 2011, a gain of $4.9 million, net of tax, was recorded. Included in this amount is a tax benefit of $4.0 million associated with a re-filing of the Company’s Alternative Minimum Tax (AMT) position made in connection with the sale of the plastic compounding business.

(c)                In the third quarter of 2010, we recorded a loss on early extinguishment/modification of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010.

(d)               In the fourth quarter of 2010, we recorded a tax benefit in continuing operations of $76.5 million for the reversal of domestic valuation allowances related to net operating losses that will be utilized as a result of the sale of the plastic compounding business. In addition, asset write-downs of $9.2 million were recorded in the fourth quarter of 2010.

The basic and diluted earnings (loss) per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. In addition, all of our financial instruments, including derivatives, are subject to counterparty risk which we consider as part of the overall fair value requirements.

Interest Rate Risk

Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuations in our variable-rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to certain variable-rate debt. As of December 31, 2011, these contracts cover notional amounts of €195.0 million (at an interest rate of 1.40%) and were originally entered into to effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature in June 2013. As of December 31, 2010, these contracts covered notional amounts of €488.8 million (at interest rates ranging from 1.40% to 4.416%) and were originally entered into to effectively convert a portion of the senior secured credit obligations and all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. After entering into interest rates swaps, the Company had $855.0 million (the majority of which was subject to a Libor floor of 1.00%) and $908.9 million of variable rate debt outstanding as of December 31, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements,” for further details regarding these interest rate swaps.

In February 2011, in connection with the refinancing of the senior secured credit facility, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 55% of our net sales in 2011 generated from customers in Europe, 23% in North America (predominantly in the United States), 14% in Asia and 8% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.” Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and Euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. Approximately 63% of our 2011 net sales were derived from subsidiaries whose local currency is the Euro. This increases the impact of the fluctuation of the Euro against the U.S. dollar.

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

To manage our exposure to changes in foreign currency exchange rates, we have entered into certain foreign currency forward contracts from time to time. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements,” for further details regarding these forward contracts.

Our financial results are subject to the effect of currency fluctuations on the translation of our Euro-denominated debt. As of December 31, 2011 and 2010, our total Euro-denominated debt equaled €488.2 million ($632.8 million) and €786.8 million ($1,053.0 million), respectively. A weakening or strengthening of the Euro against the U.S. dollar by $0.01 would decrease or increase the U.S. dollar equivalent of our total Euro-denominated debt by $4.9 million as of December 31, 2011. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other expenses, net” in our statement of operations and “accumulated other comprehensive income” in the Consolidated Balance Sheet.

We designated a portion of our Euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our Euro-denominated investments (Euro debt of €14.1 million at December 31, 2011; $18.3 million). As a result, any foreign currency gains and losses resulting from the Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials, such as copper and zinc. We have not hedged this commodity price exposure to date.

Credit Risk

We monitor our investments with counterparties with the objective of minimizing concentration of credit risk. Our investment policy places limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are made only with highly rated corporate and financial institutions.

The use of derivative instruments exposes us to credit risk. When the fair value of a derivative instrument is positive, we are exposed to credit risk if the counterparty fails to perform. When the fair value of a derivative instrument is negative, the counterparty is exposed to credit risk if we fail to perform our obligation. We are not required to post collateral when a derivative contract is in a liability position, and we do not require counterparties to post collateral for derivatives in an asset position to us. We seek to minimize the credit risk in derivative instruments by entering into transactions with reputable financial institutions. For additional information, see Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements”.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2012

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year Ended December 31,
	2011	2010	2009
Net sales	$3,669.3	$3,191.6	$2,769.1
Cost of products sold	2,380.0	2,149.8	1,951.0
Gross profit	1,289.3	1,041.8	818.1
Selling, general and administrative expenses	705.9	667.6	596.9
Restructuring and other severance costs	14.5	5.0	20.3
Asset write-downs and other	1.6	11.5	2.6
Operating income	567.3	357.7	198.3
Other expenses, net:
Interest expense, net (a)	(96.1)	(151.1)	(178.1)
Loss on early extinguishment/modification of debt	(16.6)	(1.6)	(26.6)
Foreign exchange gain (loss) on financing activities, net	1.3	(1.0)	16.0
Other, net	0.2	0.5	0.6
Other expenses, net	(111.2)	(153.2)	(188.1)
Income from continuing operations before taxes	456.1	204.5	10.2
Income tax provision (benefit), including reversal of $76.5 valuation allowance from sale of plastic compounding business for the year ended December 31, 2010	124.4	(24.6)	9.7
Income from continuing operations	331.7	229.1	0.5
Income from discontinued operations, net of tax	0.9	19.4	16.8
Gain on sale of discontinued operations, net of tax	119.3	—	—
Net income	451.9	248.5	17.3
Net (income) loss attributable to noncontrolling interest	(40.6)	(9.1)	3.8
Net income attributable to Rockwood Holdings, Inc.	$411.3	$239.4	$21.1

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$291.1	$220.0	$4.3
Income from discontinued operations	120.2	19.4	16.8
Net income	$411.3	$239.4	$21.1

Basic earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$3.80	$2.93	$0.06
Earnings from discontinued operations	1.57	0.26	0.22
Basic earnings per share	$5.37	$3.19	$0.28

Diluted earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$3.64	$2.82	$0.06
Earnings from discontinued operations	1.51	0.25	0.22
Diluted earnings per share	$5.15	$3.07	$0.28

Weighted average number of basic shares outstanding	76,555	74,985	74,096
Weighted average number of diluted shares outstanding	79,865	78,093	74,851

(a) Interest expense includes:
Interest expense on debt	$(91.8)	$(158.6)	$(174.1)
Mark-to-market gains on interest rate swaps	0.5	13.4	3.9
Deferred financing costs	(4.8)	(5.9)	(7.9)
Total	$(96.1)	$(151.1)	$(178.1)

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$321.5	$324.1
Accounts receivable, net	454.1	436.8
Inventories	674.3	541.8
Deferred income taxes	10.2	82.6
Prepaid expenses and other current assets	75.1	79.2
Assets of discontinued operations	—	154.1
Total current assets	1,535.2	1,618.6
Property, plant and equipment, net	1,618.5	1,566.9
Goodwill	849.6	877.1
Other intangible assets, net	509.7	587.6
Deferred financing costs, net	14.3	17.2
Deferred income taxes	19.3	18.4
Other assets	41.0	38.5
Total assets	$4,587.6	$4,724.3
LIABILITIES
Current liabilities:
Accounts payable	$249.1	$249.6
Income taxes payable	45.8	20.2
Accrued compensation	161.4	165.2
Accrued expenses and other current liabilities	129.6	164.9
Deferred income taxes	3.8	2.6
Long-term debt, current portion	250.5	465.7
Liabilities of discontinued operations	—	27.6
Total current liabilities	840.2	1,095.8
Long-term debt	1,437.2	1,695.3
Pension and related liabilities	450.7	399.6
Deferred income taxes	86.5	77.9
Other liabilities	100.6	104.3
Total liabilities	2,915.2	3,372.9
Restricted stock units	14.0	10.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 77,030 shares issued and 76,936 shares outstanding at December 31, 2011; 400,000 shares authorized, 75,991 shares issued and 75,897 shares outstanding at December 31, 2010)	0.8	0.8
Paid-in capital	1,222.2	1,202.6
Accumulated other comprehensive income	10.1	132.7
Retained earnings (deficit)	128.5	(282.8)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,360.2	1,051.9
Noncontrolling interest	298.2	289.4
Total equity	1,658.4	1,341.3
Total liabilities and equity	$4,587.6	$4,724.3

See accompanying notes to consolidated financial statements.

 ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$451.9	$248.5	$17.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.9)	(19.4)	(16.8)
Gain on sale of discontinued operations, net of tax	(119.3)	—	—
Depreciation and amortization	267.2	255.9	274.2
Deferred financing costs amortization	4.8	5.9	7.9
Loss on early extinguishment/modification of debt	16.6	1.6	26.6
Foreign exchange (gain) loss on financing activities, net	(1.3)	1.0	(16.0)
Fair value adjustment of derivatives	(0.5)	(13.4)	(3.9)
Bad debt provision	(0.2)	(1.2)	1.2
Stock-based compensation	12.6	13.9	4.7
Deferred income taxes	26.3	(60.9)	(20.1)
Asset write-downs and other	1.6	12.4	3.0
Excess tax benefits from stock-based payment arrangements	(4.0)	—	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(29.8)	(30.1)	24.5
Inventories	(150.8)	(58.1)	127.0
Prepaid expenses and other assets	(16.9)	(16.5)	(1.0)
Accounts payable	(2.8)	29.5	(21.4)
Income taxes payable	36.4	(1.8)	7.7
Accrued expenses and other liabilities	(40.1)	110.7	(51.3)
Net cash provided by operating activities of continuing operations	450.8	478.0	363.6
Net cash (used in) provided by operating activities of discontinued operations	(1.8)	4.4	6.0
Net cash provided by operating activities	449.0	482.4	369.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	(279.7)	(180.3)	(151.5)
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(0.8)	(3.8)	(6.4)
Cross currency swap settlement	—	—	(32.9)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(16.0)
Proceeds on sale of assets	1.1	4.1	8.2
Net cash used in investing activities of continuing operations	(279.4)	(180.0)	(198.6)
Net cash provided by (used in) investing activities of discontinued operations, representing net sale proceeds in 2011	300.6	(1.3)	(5.7)
Net cash provided by (used in) investing activities	21.2	(181.3)	(204.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	14.6	26.3	1.0
Excess tax benefits from stock-based payment arrangements	4.0	—	—
Prepayment of 2014 Notes	—	—	(146.8)
Proceeds from Titanium Dioxide Pigments revolving credit facility	—	—	14.1
Repayment of Titanium Dioxide Pigments revolving credit faciltiy	—	(14.3)	—
Prepayment of senior secured debt	(408.9)	(200.2)	(102.3)
Repayment of senior secured debt	(45.4)	(43.5)	(56.5)
Proceeds from other borrowings	—	19.3	—
Payments on other long-term debt	(3.8)	(46.8)	(5.5)
Loan repayments to noncontrolling shareholders	(5.0)	—	—
Deferred financing costs	(5.3)	(0.3)	(14.9)
Fees related to early extinguishment/modification of debt	(13.4)	—	(12.0)
Loan from Viance noncontrolling shareholder	—	—	2.0
Distributions to noncontrolling shareholder	(19.4)	—	—
Net cash used in financing activities	(482.6)	(259.5)	(320.9)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(1.4)	(12.6)
Net (decrease) increase in cash and cash equivalents	(19.2)	40.2	(168.2)
Less net (decrease) increase in cash and cash equivalents from discontinued operations	(16.6)	2.3	3.4
(Decrease) increase in cash and cash equivalents from continuing operations	(2.6)	37.9	(171.6)
Cash and cash equivalents of continuing operations, beginning of period	324.1	286.2	457.8
Cash and cash equivalents of continuing operations, end of period	$321.5	$324.1	$286.2

Supplemental disclosures of cash flow information:
Interest paid	$104.3	$159.8	$164.3
Income taxes paid, net of refunds	61.7	38.1	21.8
Non-cash investing activities:
Acquisition of capital equipment	35.3	27.8	17.2

(a) Net of government grants of $16.0 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions; shares in thousands)

			Rockwood Holdings, Inc. Stockholders’ Equity
						Accumulated
						Other	Retained	Treasury
		Comprehensive	Common Stock		Paid-in	Comprehensive	Earnings	Stock		Noncontrolling
	Total	Income (Loss)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Interest
Balance, January 1, 2009	$1,138.9		74,061	$0.7	$1,163.5	$204.0	$(543.3)	94	$(1.4)	$315.4
Issuance of common stock	1.0		104	—	1.0	—	—	—	—	—
Deferred compensation	4.7		—	—	4.7	—	—	—	—	—
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	(16.5)		—	—	—	—	—	—	—	(16.5)
Pension related adjustments, net of tax	(31.4)	(31.4)	—	—	—	(24.4)	—	—	—	(7.0)
Foreign currency translation	49.5	49.5	—	—	—	47.6	—	—	—	1.9
Intercompany foreign currency loans	15.6	15.6	—	—	—	15.6	—	—	—	—
Net investment hedges, net of tax	(37.9)	(37.9)	—	—	—	(37.9)	—	—	—	—
Cash flow hedges, net of tax	(0.4)	(0.4)	—	—	—	(0.4)	—	—	—	—
Net income (loss)	17.3	17.3	—	—	—	—	21.1	—	—	(3.8)
Comprehensive income		$12.7
Balance, December 31, 2009	1,140.8		74,165	0.7	1,169.2	204.5	(522.2)	94	(1.4)	290.0
Issuance of common stock	26.3		1,732	0.1	26.2	—	—	—	—	—
Deferred compensation	7.2		—	—	7.2	—	—	—	—	—
Pension related adjustments, net of tax	(5.3)	(5.3)	—	—	—	(3.7)	—	—	—	(1.6)
Foreign currency translation	(24.0)	(24.0)	—	—	—	(15.9)	—	—	—	(8.1)
Intercompany foreign currency loans	(54.2)	(54.2)	—	—	—	(54.2)	—	—	—	—
Net investment hedges, net of tax	2.4	2.4	—	—	—	2.4	—	—	—	—
Cash flow hedges, net of tax	(0.4)	(0.4)	—	—	—	(0.4)	—	—	—	—
Net income	248.5	248.5	—	—	—	—	239.4	—	—	9.1
Comprehensive income		$167.0
Balance, December 31, 2010	1,341.3		75,897	0.8	1,202.6	132.7	(282.8)	94	(1.4)	289.4
Issuance of common stock	14.6		1,039	—	14.6	—	—	—	—	—
Deferred compensation	5.0		—	—	5.0	—	—	—	—	—
Dividend declared to noncontrolling shareholder	(0.2)		—	—	—	—	—	—	—	(0.2)
Distribution to noncontrolling shareholder	(19.4)		—	—	—	—	—	—	—	(19.4)
Pension related adjustments, net of tax	(45.3)	(45.3)	—	—	—	(39.2)	—	—	—	(6.1)
Foreign currency translation	(55.3)	(55.3)	—	—	—	(49.2)	—	—	—	(6.1)
Intercompany foreign currency loans	(24.7)	(24.7)	—	—	—	(24.7)	—	—	—	—
Net investment hedges, net of tax	(9.9)	(9.9)	—	—	—	(9.9)	—	—	—	—
Cash flow hedges, net of tax	0.4	0.4	—	—	—	0.4	—	—	—	—
Net income	451.9	451.9	—	—	—	—	411.3	—	—	40.6
Comprehensive income		$317.1
Balance, December 31, 2011	$1,658.4		76,936	$0.8	$1,222.2	$10.1	$128.5	94	$(1.4)	$298.2

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation—The consolidated financial statements, prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), include the accounts of Rockwood Holdings, Inc. and Subsidiaries, which may be referred to as “Rockwood” or the “Company”.  Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

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

The Company’s consolidated financial statements have been reclassified to reflect discontinued operations for all periods presented as a result of the sale of the plastic compounding business in January 2011. See Note 2, “Discontinued Operations,” for further details. In addition, certain prior year amounts in Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” and Note 11, “Income Taxes” have been reclassified to conform to current year presentation.

Unless otherwise noted, all balance sheet items as of December 31, 2011 which are denominated in Euros are converted at the December 31, 2011 exchange rate of €1.00 = $1.2961.

Use of Estimates—The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectability of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, the measurement of the accrual for uncertain tax benefits, impairment of goodwill as well as property, plant and equipment and other intangible assets, the accrual of environmental and legal reserves and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates. Such estimates also include the fair value of assets acquired and liabilities assumed as a result of allocations of the purchase price of business combinations consummated.

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

	Year Ended December 31,
($ in millions)	2011	2010	2009
Balance, January 1	$9.4	$12.3	$9.6
Additions, net of recoveries	(0.2)	0.1	2.9
Write-offs	(0.9)	(2.2)	(1.7)
Other	(0.4)	(0.8)	1.5
Balance, December 31	$7.9	$9.4	$12.3

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. The Company records shipping and handling costs in cost of products sold and records shipping and handling costs billed to customers in net sales. Revenue under service agreements, which was less than 1% of consolidated net sales in 2011, 2010 and 2009, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2011 and 2010.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of December 31, 2011, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future equaled €581.0 million ($753.0 million). In addition, gains or losses on Euro-denominated debt that is designated as a net investment hedge of the Company’s Euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

Advertising—The Company expenses advertising costs within selling, general and administrative expenses as incurred. Advertising costs are less than 1% of consolidated net sales in 2011, 2010 and 2009.

Research and Development—Research and development costs are charged to expense within selling, general and administrative expenses, as incurred. Such costs were $59.1 million, $49.3 million and $43.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are reviewed regularly, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Item 8. Financial Statements and Supplementary Data - Note 6, “Inventories.”

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives generally range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Item 8. Financial Statements and Supplementary Data - Note 7, “Property, Plant and Equipment.”

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

The Company classifies depreciation and amortization in its Consolidated Statements of Operations consistent with the utilization of the underlying assets as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009
Cost of products sold	$174.0	$166.7	$178.8
Selling, general and administrative expenses (a)	93.2	89.2	95.4
Total depreciation and amortization	$267.2	$255.9	$274.2

(a)                Primarily consists of amortization costs.

Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. See Item 8. Financial Statements and Supplementary Data - Note 8, “Goodwill,” for details of goodwill activity by segment.

Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4-20 years. Trade names and trademarks are being amortized from 18-25 years, customer relationships are being amortized over periods ranging from 7-15 years and supply agreements are being amortized over periods ranging from 10-15 years. See Item 8. Financial Statements and Supplementary Data - Note 9, “Other Intangible Assets, Net.”

Impairment Accounting— The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. The Company determined that its reporting units for its goodwill impairment review are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified three reporting units within its reportable segments that qualify for such review.

In accordance with the accounting guidance for determining a goodwill impairment, there is a two-step method. In the first step, the Company determines the fair value of each reporting unit and compares that fair value to the carrying value of such reporting unit. This begins with estimating the fair value of each reporting unit, which is derived from peer multiples.  Specifically, the estimate of the fair value of such reporting unit is based on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; this is the peer multiple approach. The Company uses EV multiples for the last twelve months Adjusted EBITDA and for the next fiscal year’s Adjusted EBITDA. The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of the reporting units. The Company then multiplies this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compares it to the carrying value of such reporting unit. If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If the initial review does not result in clear evidence that no impairment indicators exist, a review based on expected future cash flows is performed; this is the discounted cash flow approach. For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate. If the results of the peer multiple approach and the discounted cash flow approach differ materially, the relevant facts and circumstances are reviewed and a qualitative assessment is made to determine the proper weighting. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, the Company determines the implied fair value of goodwill in the same manner as if it had acquired those reporting units. In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.  If necessary, the Company may consult with valuation specialists to assist with its goodwill impairment review.

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

The recoverability of other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. In the fourth quarter of 2010 and in 2011, the Company performed a recoverability test of certain intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. The Company will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 5, “Financial Instruments and Fair Value Measurements.”

Derivatives— All derivatives are recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements” and Note 18, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment and cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs— Defined benefit costs and liabilities and postretirement benefit costs and liabilities have been determined in accordance with accounting standards for retirement benefits. Postemployment benefit costs and liabilities have been determined in accordance with accounting standards for nonretirement postemployment benefits. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details.

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including Kohlberg Kravis Roberts & Co. L.P. (“KKR”). For example, the Company paid fees of $2.0 million to KKR related to the refinancing of the Company’s senior secured term loans in February 2011.

As part of the Titanium Dioxide Pigments venture with Kemira that was completed in September 2008, the venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. The venture purchased $40.0 million, $36.8 million and $31.2 million, respectively, of energy from Kemira during 2011, 2010 and 2009. As of December 31, 2011 and 2010, $5.6 million and $4.1 million, respectively, was due to Kemira, for energy purchases. In 2009, the venture also made a contractual advance of $16.0 million in connection with this agreement. Minimum annual payments under the energy agreement are approximately $15.6 million per year. In connection with this arrangement, the venture has approximately $27.8 million of a non-interest bearing note receivable from Kemira that is due in August 2028. The carrying value of the note receivable was $5.8 million at December 31, 2011. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable is approximately $9.7 million at December 31, 2011.

As part of the Titanium Dioxide Pigments venture with Kemira, the venture has a supply agreement for the sale of certain raw materials to Kemira that are manufactured by the venture. The term of this contract expires in December 2015. Transactions between the Titanium Dioxide Pigments venture and Kemira consisted of sales to Kemira of $3.4 million, $2.1 million and $2.8 million in 2011, 2010 and 2009, respectively, and amounts due from Kemira of $0.6 million and $0.4 million at December 31, 2011 and 2010, respectively. In addition, there were sales from the Titanium Dioxide Pigments venture to companies owned by Kemira of $2.2 million and $11.1 million during 2010 and 2009, respectively, of which $0.1 million was due to the venture at December 31, 2010.

As part of the Viance, LLC joint venture, the Company’s Chemical Specialties, Inc. (“CSI”) subsidiary within the Timber Treatment Chemicals business and The Dow Chemical Company (“Dow”) entered into certain related party transactions. Viance, LLC does not own manufacturing facilities, and as a result, relies on the members of the joint venture to provide substantially all product and distribution requirements. In addition, the members sell products to Viance, LLC. Transactions between Viance, LLC and Dow amounted to: purchases from Dow of $1.3 million, $4.1 million and $5.0 million in 2011, 2010 and 2009, respectively, and sales to Dow of $0.4 million, $0.4 million and $0.3 million in 2011, 2010 and 2009, respectively. Amounts due to Dow totaled $0.1 million and $2.3 million at December 31, 2011 and 2010, respectively.

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

Where the Company has a loss from continuing operations and income in other categories, the Company allocates a tax benefit to continuing operations and a tax provision to those other categories. Where there is income in other categories on a net basis, the Company’s policy is to allocate the tax provision only to categories with income and on a pro-rata basis.

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

For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture); the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary. The Company will also consider the following positive evidence in the above scenarios, if present:

•                  Existing contracts or firm sales backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

•                  An excess of appreciated asset value over the tax basis of the entity’s net assets in an amount sufficient to realize the deferred tax asset.

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment and cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite life investments in non-U.S. subsidiaries and certain intercompany debt. See Item 8. Financial Statements and Supplementary Data - Note 18, “Accumulated Other Comprehensive Income.”

Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup and site reclamation costs. Rockwood’s policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood may share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

Stock-Based Compensation— Under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”) the Company granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. However, the Company no longer issues equity awards under this Plan. In April 2009, the Company adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date are being awarded under the New Plan.

The Company awarded restricted stock units in 2011, 2010 and 2009, and stock options in 2009 to certain employees of Rockwood Corporate Headquarters and its business units. See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” for further details. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of December 31, 2011 and 2010 has been recorded as mezzanine equity (outside of permanent equity) in the Consolidated Balance Sheets.

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

In September 2011, the FASB issued an ASU that requires additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited to the historical contributions made to the multiemployer pension plans. The Company began providing the required additional disclosures for its multiemployer pension plans in this Form 10-K (See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details).

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

The sale of the plastic compounding business includes the net gain on the sale of the plastic compounding business of $119.3 million (net of taxes of $78.2 million, a portion of which was offset through the utilization of net operating losses of $76.5 million) for the year ended December 31, 2011. The valuation allowance related to these net operating losses was reversed in the fourth quarter of 2010 as a benefit to income taxes in continuing operations.

Income from discontinued operations, net of tax, of $0.9 million for the year ended December 31, 2011 includes $0.7 million related to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Operating results of the discontinued operations of the plastic compounding business for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
($ in millions)	2010	2009
Net sales	$231.3	$193.8
Cost of products sold	187.2	156.7
Gross profit	44.1	37.1
Selling, general and administrative expenses	16.7	15.6
Income before taxes	27.4	21.5
Income tax provision	8.8	7.5
Net income	$18.6	$14.0

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

The carrying value of the assets and liabilities of the plastic compounding business included as discontinued operations in the Consolidated Balance Sheets as of December 31, 2010 are as follows:

($ in millions)
ASSETS
Cash and cash equivalents	$16.6
Accounts receivable, net	32.9
Inventories	18.0
Property, plant and equipment, net	63.0
Other intangible assets, net	16.2
Other assets	7.4
Total assets	$154.1
LIABILITIES
Accounts payable and other current liabilities	$27.6

3.   SEGMENT INFORMATION:

The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its four reportable segments according to the nature and economic characteristics of its products and services consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, and surface treatment chemicals, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals and clay-based additives, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds and (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components.

The basis for determining an enterprise’s reportable segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer.

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other, in addition to operating expenses, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to the Dynamit Nobel businesses that were acquired in 2004, the wafer reclaim business and the rubber/thermoplastics compounding business.

Summarized financial information for each of the reportable segments is provided in the following tables:

	Year ended December 31,
($ in millions)	2011	2010	2009
Net Sales:
Specialty Chemicals	$1,338.3	$1,163.2	$996.6
Performance Additives	784.4	726.7	671.5
Titanium Dioxide Pigments	930.4	759.2	666.3
Advanced Ceramics	585.1	515.6	412.2
Corporate and other	31.1	26.9	22.5
Total	$3,669.3	$3,191.6	$2,769.1

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

	Year ended December 31,
($ in millions)	2011	2010	2009
Adjusted EBITDA from continuing operations:
Specialty Chemicals	$349.1	$295.7	$245.7
Performance Additives	144.0	123.8	95.1
Titanium Dioxide Pigments	257.6	129.5	97.3
Advanced Ceramics	183.7	153.2	107.7
Corporate and other	(71.6)	(67.8)	(35.9)
Total	$862.8	$634.4	$509.9

	Year ended December 31,
($ in millions)	2011	2010	2009
Capital Expenditures:
Specialty Chemicals	$109.4	$45.5	$46.2
Performance Additives	44.9	27.8	26.2
Titanium Dioxide Pigments	75.3	60.4	40.6
Advanced Ceramics	46.1	40.7	32.8
Corporate and other	4.0	5.9	5.7
Total (a)	$279.7	$180.3	$151.5

(a)   Net of government grants of $16.0 million and $3.2 million received in the Specialty Chemicals segment for the years ended December 31, 2011 and 2010, respectively.

	Identifiable Assets as of December 31,
($ in millions)	2011	2010	2009
Specialty Chemicals	$2,234.5	$2,107.7	$2,100.4
Performance Additives	745.7	759.4	773.1
Titanium Dioxide Pigments	929.6	897.4	945.4
Advanced Ceramics	810.9	828.8	867.8
Corporate and other (a)	346.9	397.2	284.5
Eliminations (b)	(480.0)	(420.3)	(329.8)
Total (c)	$4,587.6	$4,570.2	$4,641.4

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

(c)     This amount does not include $154.1 million and $146.4 million of identifiable assets as of December 31, 2010 and 2009, respectively, from the plastic compounding business sold in January 2011.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2011	2010	2009
Net sales:
Germany	$1,900.9	$1,604.2	$1,176.0
United States	731.2	673.0	609.6
Rest of Europe	646.1	571.5	693.8
Rest of World	391.1	342.9	289.7
	$3,669.3	$3,191.6	$2,769.1

The following table presents the net book value of the Company’s long-lived assets located in the regions indicated:

	As of December 31,
($ in millions)	2011	2010	2009
Long-lived assets:
Germany	$750.0	$747.9	$782.2
Rest of Europe	383.5	368.7	395.1
United States	259.7	230.4	244.2
Rest of World	225.3	219.9	214.1
	$1,618.5	$1,566.9	$1,635.6

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

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully in the table below:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Year ended December 31, 2011
Income (loss) from continuing operations before taxes	$217.4	$69.7	$163.7	$102.2	$(96.9)	$456.1
Interest expense, net (a)	33.5	9.1	12.7	21.6	19.2	96.1
Depreciation and amortization	77.7	58.4	71.9	53.7	5.5	267.2
Restructuring and other severance costs (b)	11.2	2.3	—	0.7	0.3	14.5
Systems/organization establishment expenses (c)	0.8	0.7	5.0	—	—	6.5
Acquisition and disposal costs	0.1	—	—	0.1	0.2	0.4
Loss on early extinguishment/modifcation of debt (d)	7.8	1.7	—	4.0	3.1	16.6
Asset write-downs and other	0.2	0.8	—	0.6	—	1.6
Foreign exchange loss (gain) on financing activities, net	0.2	1.1	—	0.8	(3.4)	(1.3)
Other (e)	0.2	0.2	4.3	—	0.4	5.1
Total Adjusted EBITDA from continuing operations	$349.1	$144.0	$257.6	$183.7	$(71.6)	$862.8
Year ended December 31, 2010
Income (loss) from continuing operations before taxes	$158.1	$34.0	$44.5	$72.4	$(104.5)	$204.5
Interest expense, net (a)	57.0	25.8	15.0	29.1	24.2	151.1
Depreciation and amortization	74.3	56.8	69.6	49.6	5.6	255.9
Restructuring and other severance costs (b)	2.0	1.5	—	1.1	0.4	5.0
Systems/organization establishment expenses (f)	1.0	0.3	0.5	0.2	0.1	2.1
Acquisition and disposal costs	0.5	0.2	—	—	0.6	1.3
Loss on early extinguishment/modifcation of debt (g)	0.7	0.3	—	0.4	0.2	1.6
Asset write-downs and other (h)	1.8	4.1	0.1	0.8	4.7	11.5
Foreign exchange loss (gain) on financing activities, net	0.6	0.1	—	(0.4)	0.7	1.0
Other (i)	(0.3)	0.7	(0.2)	—	0.2	0.4
Total Adjusted EBITDA from continuing operations	$295.7	$123.8	$129.5	$153.2	$(67.8)	$634.4
Year ended December 31, 2009
Income (loss) from continuing operations before taxes	$86.5	$(15.0)	$(8.3)	$5.3	$(58.3)	$10.2
Interest expense, net (a)	68.3	31.8	24.6	36.1	17.3	178.1
Depreciation and amortization	74.1	62.7	77.7	52.0	7.7	274.2
Restructuring and other severance costs (b)	5.8	6.1	0.1	7.0	1.3	20.3
Systems/organization establishment expenses (f)	0.7	2.1	3.1	0.3	0.1	6.3
Acquisition and disposal costs	0.1	2.7	0.1	—	0.1	3.0
Loss on early extinguishment/modifcation of debt (j)	11.6	2.4	—	7.2	5.4	26.6
Asset write-downs and other	0.3	0.2	—	0.3	1.8	2.6
Foreign exchange (gain) loss on financing activities, net	(4.2)	0.1	—	(0.6)	(11.3)	(16.0)
Other (k)	2.5	2.0	—	0.1	—	4.6
Total Adjusted EBITDA from continuing operations	$245.7	$95.1	$97.3	$107.7	$(35.9)	$509.9

(a)                Includes gains of $0.5 million, $13.4 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)               See Item 8. Financial Statements and Supplementary Data - Note 17, “Restructuring And Other Severance Costs,” for further details.

(c)                Primarily relates to settlement costs associated with the termination of a supply agreement related to the formation of the Company’s titanium dioxide pigments venture.

(d)               Represents fees of $13.5 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011.

(e)                Primarily relates to professional fees incurred in connection with exploring strategic options.

(f)                  Primarily relates to costs incurred in conjunction with the integration of businesses acquired.

(g)               Represents the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010.

(h)               Primarily relates to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in the Performance Additives segment and the write-off of an acquisition-related receivable of $1.6 million in our Specialty Chemicals segment.

(i)                   The Company recorded income of $0.7 million primarily related to a gain recorded on the sale of an investment previously accounted for under the equity method in the Specialty Chemicals segment and the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004.

(j)                   Represents the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

(k)                Primarily relates to an increase in reserves covering legacy obligations assumed in connection with the KKR Acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.

4.  VARIABLE INTEREST ENTITIES:

Viance LLC Joint Venture

Viance is a joint venture between the Timber Treatment Chemicals business of the Performance Additives segment and Dow that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, CSI has the power to direct the activities of Viance that most significantly impact Viance’s performance, as Viance does not own manufacturing facilities. As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

At December 31, 2011 and 2010, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
Cash and cash equivalents	$2.9	$6.6
Other current assets	10.8	17.7
Total current assets	13.7	24.3
Other intangible assets, net	65.1	71.6
Other assets	3.1	3.6
Total assets	$81.9	$99.5

Total liabilities	$4.8	$11.2

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

Accordingly, the Company does not consolidate the power plant. Apart from routine payables to Kemira or the PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s financial statements. See “Related Party Transactions” section of Note 1, “Basis of Presentation and Significant Accounting Policies,” for more details regarding the energy agreement.

Other

Rockwood has several unconsolidated ventures, primarily within the Specialty Chemicals segment. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of December 31, 2011 and 2010, Rockwood’s aggregate net investment in these ventures was $18.6 million and $14.1 million, respectively. These investments are classified as “Other assets” in the Consolidated Balance Sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

5.   FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt instruments and derivatives. Due to their short term maturity, the carrying amount of receivables and payables approximate carrying value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates. As a result, certain derivative financial instruments may be used when available on a cost-effective basis to hedge the underlying economic exposure. Certain of these instruments qualify as cash flow and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

All financial instruments including, derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of December 31, 2011 and 2010 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of December 31, 2011 and 2010, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2011 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

Interest Rate Swaps Not Designated as Hedging Instruments

Although the Company is not required under the terms of any of its long-term debt facilities to hedge, or otherwise protect against interest rate fluctuations in its variable-rate debt, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. As of December 31, 2011, these contracts cover notional amounts of €195.0 million (at interest rates of 1.40%) and were originally entered into to effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature in June 2013. As of December 31, 2010, these contracts covered notional amounts of €488.8 million (at interest rates ranging from 1.40% to 4.416%) and were originally entered into to effectively convert a portion of the senior secured credit obligations and all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations.

The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. After entering into interest rate swaps, the Company had $855.0 million (the majority of which was subject to a Libor floor of 1.00%) and $908.9 million of variable-rate debt outstanding as of December 31, 2011 and 2010, respectively.

In February 2011, in connection with the refinancing of the senior secured credit facility, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

Cash Flow Hedges

In October 2010 and January 2011, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in currencies other than the functional currency of legal entities in its Specialty Chemicals segment and Titanium Dioxide Pigments segment. These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions that expired in December 2011. As a result, there were no notional amounts outstanding for foreign currency forward contracts as of December 31, 2011. As of December 31, 2010, the Company had notional amounts outstanding for foreign currency forward contracts of $12.5 million for its Specialty Chemicals segment. The instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the cash flows of the hedged item or transaction.

Net Investment Hedges

The Company designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €14.1 million at December 31, 2011; $18.3 million). As a result, any foreign currency gains and losses resulting from the Euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2011 and 2010:

		Liability Derivatives
		Fair Value as of
		December 31,
($ in millions)	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$0.5
Total derivatives designated as hedging instruments		$—	$0.5

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$1.5	$2.2
	Other liabilities	0.7	17.3
Total derivatives not designated as hedging instruments		$2.2	$19.5
Total derivatives		$2.2	$20.0

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Year ended December 31,
($ in millions)	2011	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$0.5	$0.5	$(0.5)

Net Investment Hedging Relationships:
Cross-currency interest rate swaps	$—	$—	$(16.5)
Euro-denominated debt	(9.9)	2.7	(21.4)
Total derivatives	$(9.9)	$2.7	$(37.9)

For the years ended December 31, 2011, 2010 and 2009, gains of $2.5 million, $3.3 million and $0.5 million, respectively, were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives			Location of Gain or (Loss)
	Year ended December 31,			Recognized in Income on
($ in millions)	2011	2010	2009	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$0.5	$11.8	$4.0	Interest expense
Cross-currency interest rate swaps	—	1.6	(0.1)	Interest expense
Foreign exchange contracts	—	(0.2)	—	Selling, general and administrative expenses
Total derivatives	$0.5	$13.2	$3.9

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of December 31, 2011 and 2010, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —      Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of December 31, 2011 or 2010.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2011 and 2010:

	Fair Value Measurements
	As of December 31, 2011			As of December 31, 2010
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$154.7	$154.7	$—	$154.5	$154.5	$—
Government debt securities	0.9	0.9	—	—	—	—
Total assets at fair value	$155.6	$155.6	$—	$154.5	$154.5	$—

Liabilities
Interest rate swaps	$2.2	$—	$2.2	$19.5	$—	$19.5
Foreign exchange contracts	—	—	—	0.5	—	0.5
Total liabilities at fair value	$2.2	$—	$2.2	$20.0	$—	$20.0

Debt

The Company estimates the fair value of its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates carrying value. Based on quoted market values at December 31, 2011 and 2010, the Company estimates the fair value of its 2014 Notes approximated $531.5 million and $547.6 million, respectively. As of December 31, 2011 and 2010, the principal carrying amount of the 2014 Notes was $524.1 million and $534.7 million, respectively.

6.   INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2011	2010
Raw materials	$222.9	$181.6
Work-in-process	88.9	79.9
Finished goods	355.3	272.6
Packaging materials	7.2	7.7
Total	$674.3	$541.8

7.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2011	2010
Land	$142.4	$151.7
Buildings and improvements, including land improvements	615.4	590.8
Machinery and equipment	1,618.1	1,480.9
Furniture and fixtures	132.3	120.6
Mining rights	86.3	86.3
Construction-in-progress	149.0	108.6
Property, plant and equipment, at cost	2,743.5	2,538.9
Less accumulated depreciation and amortization	(1,125.0)	(972.0)
Property, plant and equipment, net	$1,618.5	$1,566.9

Depreciation expense was $189.9 million, $179.1 million and $194.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition, property, plant and equipment at December 31, 2011 and 2010 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2011	2010
Buildings and improvements, including land improvements	$47.0	$48.5
Machinery and equipment	2.8	2.9
Furniture and fixtures	6.2	5.9
	56.0	57.3
Accumulated depreciation	(17.4)	(15.5)
Total	$38.6	$41.8

At December 31, 2011, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2012	$5.2
2013	4.8
2014	4.7
2015	4.3
2016	4.3
Thereafter	23.4
46.7
Less: Amount representing interest	11.3
$35.4

8.   GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2009	$661.7	$277.5	$939.2
Foreign exchange	(43.2)	(18.9)	(62.1)
Balance, December 31, 2010	618.5	258.6	877.1
Foreign exchange	(18.3)	(9.2)	(27.5)
Balance, December 31, 2011	$600.2	$249.4	$849.6

The gross amount of goodwill as of December 31, 2011, 2010 and 2009 was $1,567.1 million, $1,594.6 million and $1,656.7 million, respectively. The Company has accumulated impairment charges of $717.5 million as of December 31, 2011, 2010 and 2009 which relates to the goodwill impairment charge recorded in the fourth quarter of 2008 in the Performance Additives and Titanium Dioxide Pigments segments.

9.   OTHER INTANGIBLE ASSETS, NET:

	As of December 31, 2011			As of December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$363.7	$(178.0)	$185.7	$369.5	$(154.2)	$215.3
Trade names and trademarks	127.7	(42.2)	85.5	131.4	(37.2)	94.2
Customer relationships	334.2	(146.7)	187.5	360.4	(140.4)	220.0
Supply agreements	59.3	(22.9)	36.4	60.4	(17.6)	42.8
Other	51.1	(36.5)	14.6	45.8	(30.5)	15.3
Total	$936.0	$(426.3)	$509.7	$967.5	$(379.9)	$587.6

Amortization of other intangible assets was $77.3 million, $76.8 million and $80.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2012	$72.2
2013	69.4
2014	62.7
2015	54.9
2016	51.9

10.   LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($ and € in millions)	2011	2010
Senior secured credit facilities - term loans	$845.8	$1,260.0
2014 Notes (€250.1 and $200.0)	524.1	534.7
Titanium Dioxide Pigments venture term loans (€195.0 and €220.0, respectively)	252.7	294.4
Capitalized lease obligations	35.4	39.4
Other loans	29.7	32.5
	1,687.7	2,161.0
Less current maturities (a)	(250.5)	(465.7)
	$1,437.2	$1,695.3

(a)   Includes $187.2 million of debt with an original maturity date of 2014 expected to be repaid in connection with the issuance of a new tranche of term loan A under its existing credit facility.

Maturities of long-term debt, including the impact of the February 2012 refinancing discussed below, are as follows:

($ in millions)
2012	$250.5
2013	256.5
2014	47.3
2015	47.0
2016	47.2
Thereafter	1,039.2
$1,687.7

Senior Secured Credit Facilities

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans. In addition, on February 22, 2012, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million and expects to use the proceeds along with cash on hand to redeem all of its outstanding senior subordinated notes (“2014 Notes”) and to pay accrued and unpaid interest and applicable redemption premiums. See Item 8. Financial Statements and Supplementary Data - Note 20, “Subsequent Events,” for further details.

a) Structure

As of December 31, 2011, the senior secured credit agreement consists of a term loan in an aggregate principal amount of $845.8 million, maturing on February 10, 2018 and a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016.

b) Availability

Under the senior secured credit agreement, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the term loan be increased by up to $350.0 million, and additional amounts, subject to a senior secured leverage ratio. As of December 31, 2011, the Company had no outstanding borrowings under this revolving credit facility, and had $31.4 million of letters of credit issued on its behalf.

Amounts borrowed under the term loan that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

The term loan bears interest at Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio). Borrowings from the revolving credit facility bear interest at Libor (subject to a Libor floor of 1.00%) plus 2.75%.

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

d) Guarantees; Security

Obligations under the senior secured credit facilities are guaranteed by Rockwood Specialties International, Inc. and each of Rockwood Specialties Group Inc.’s (“Group”) existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interests in: substantially all the tangible and intangible assets of Group and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in Group and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either Group or of any domestic subsidiary of Group.

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

•                  50% of excess cash flows, as defined, in respect of any fiscal year at the end of which the senior secured debt to consolidated EBITDA ratio is equal to or greater than 1.50 to 1, reduced by any amounts reinvested during the first six months of the following year and voluntary prepayments and 25% and 0% of excess cash flow, in respect of any fiscal year at the end of which such ratio is greater than 1.25 to 1 but less than 1.50 to 1 and less than or equal to 1.25 to 1, respectively.

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

2014 Notes—In November 2004, the Company issued €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014. As of December 31, 2011, the 2014 Notes had an aggregate principal amount of €250.1 million ($324.2 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes. The 2014 Notes are pari passu to future senior subordinated indebtedness and junior to all of Group’s existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries. As noted above, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million and intends to use the proceeds along with cash on hand to redeem all of its outstanding senior subordinated notes, accrued and unpaid interest and applicable redemption premiums. See Item 8. Financial Statements and Supplementary Data - Note 20, “Subsequent Events,” for further details.

Titanium Dioxide Pigments venture term loans and revolving credit facility—As of December 31, 2011, the Titanium Dioxide Pigments venture had €195.0 million ($252.7 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($38.9 million). This facility provided for additional borrowings of up to €12.9 million ($16.7 million) as of December 31, 2011 after an outstanding bank guarantee of €17.1 million ($22.2 million) related to a defined benefit pension obligation. In January 2012, this bank guarantee was increased to €25.5 million ($33.1 million). Both the term loan and revolving credit facility mature in June 2013.

As of December 31, 2011, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 1.00%, subject to an adjustment determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

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

•            an EBITDA to cash interest expense test; and

•            a cash generated for financing activities to debt service test.

The Company was in compliance with the above covenants as of December 31, 2011.

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

Other loans — The Company has Euro-denominated loan facilities that provide aggregate outstanding borrowings of approximately €6.2 million ($8.1 million) as of December 31, 2011. These loans mature between 2012 and 2024 and bear annual interest rates ranging up to 5.22%. In addition, the Company has loan facilities denominated in Chinese Renminbi providing for borrowings of an aggregate U.S. dollar equivalent amount of $9.2 million as of December 31, 2011. These loans mature in 2012 and bear annual interest rates of 4.78%. The loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivable. The Titanium Dioxide Pigments venture has other debt of €9.6 million ($12.4 million), primarily due to a defined benefit plan, at interest rates ranging from 3.60% to 5.00%.

As of December 31, 2011, the weighted average interest rate for the Company was 4.8%, excluding deferred financing costs and the mark-to-market valuation of its interest rate swaps.

11.   INCOME TAXES:

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009
United States	$38.8	$(19.0)	$(80.3)
Foreign	417.3	223.5	90.5
	$456.1	$204.5	$10.2

The provision (benefit) for taxes on income (loss) consisted of the following:

	Year Ended December 31,
($ in millions)	2011	2010	2009
Current income tax expense:
Federal	$0.3	$(3.8)	$0.1
State	0.5	(0.8)	0.3
Foreign	97.3	41.2	29.7
	98.1	36.6	30.1
Deferred income tax expense:
Federal	0.6	(66.7)	6.2
State	(0.6)	(3.2)	0.2
Foreign	26.3	16.7	(18.6)
	26.3	(53.2)	(12.2)
Allocation from discontinued operations:
Federal	—	(7.3)	(6.5)
State	—	(0.3)	(0.3)
	—	(7.6)	(6.8)
Allocation from other comprehensive income:
Federal	—	(0.4)	(1.4)
Total provision (benefit) for taxes	$124.4	$(24.6)	$9.7

Changes in tax rates impact the tax provision (benefit) in the year a rate change is enacted.

The income tax provision from continuing operations reflects an allocation of a tax benefit of $8.0 million and $8.2 million for the years ended December 31, 2010 and 2009, respectively, from discontinued operations and other comprehensive income (“OCI”) in accordance with the Company’s policy disclosed in Note 1, “Basis of Presentation and Significant Accounting Policies.”

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2011	2010
Current deferred income tax assets, net:
Allowance for doubtful accounts	$0.8	$0.6
Restructuring	0.8	0.7
Derivative instruments	0.1	6.6
Other current reserves and accruals	8.3	9.5
Tax loss carryforwards and credits	—	77.0
Valuation allowance	(3.6)	(14.4)
Total current deferred income tax assets, net	6.4	80.0
Noncurrent deferred income tax assets:
Investment basis difference	70.8	52.2
Pension and postretirement benefits	71.2	56.1
Tax loss carryforwards and credits	160.5	86.8
Other noncurrent reserves and accruals	26.3	21.1
Foreign exchange on debt	9.3	13.2
Derivative instruments	0.7	0.3
Other	0.3	0.3
Valuation allowance	(178.2)	(66.7)
Total noncurrent deferred income tax assets	160.9	163.3
Noncurrent deferred income tax liabilities:
Goodwill and other intangibles	(96.4)	(93.3)
Property, plant and equipment	(131.7)	(129.5)
Total noncurrent deferred income tax liabilities	(228.1)	(222.8)
Net deferred income tax liability	$(60.8)	$20.5

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	—	(1.4)	1.4
Foreign/U.S. tax differential	(5.5)	(14.8)	(114.5)
Goodwill	(0.8)	(1.4)	3.3
Capital loss	(19.3)	—	—
Basis difference	(3.9)	—	—
Increase (decrease) in valuation allowance	22.2	(26.4)	383.9
Debt instruments	—	4.0	(145.1)
Allocation from discontinued operations/OCI	—	(3.8)	(77.6)
Noncontrolling interest	0.3	1.1	3.7
Foreign tax rate increases	0.3	0.2	1.2
Other	(1.0)	(4.5)	3.8
Effective tax rate	27.3%	(12.0)%	95.1%

In 2011, the effective tax rate was positively impacted by domestic income which was not tax effected as a result of the Company’s valuation allowance policy and beneficial geographic earnings mix. The effective tax rate was also impacted as a result of a tax election, made at the end of 2011 related to a non-U.S. subsidiary where the Company recognized a taxable capital loss of $251.9 million and an increase to its deferred tax assets of $17.8 million related to the difference between the tax and book basis of the entity’s assets. The effect of both the capital loss and the deferred tax asset recognition was offset by an increase in the valuation allowance.

In 2010, the effective tax rate was positively impacted by the reversal of $76.5 million of valuation allowances related to net operating losses that were expected to be utilized as a result of the sale of the plastic compounding business in January 2011. A portion of this reversal is reflected in state taxes in the above table. Excluding this benefit, the effective tax rate would have been 25.4%. The effective tax rate was negatively impacted by domestic tax losses which are not tax effected as a result of a valuation allowance and was positively impacted by an allocation of tax benefits to continuing operations, as well as a geographic earnings mix.

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

As of December 31, 2011, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $447.6 million, of which $14.3 million expire through 2016, $345.9 million expire through 2031 and $87.4 million which have no current expiration date. Additionally, the Company has $15.0 million of federal capital loss carryforwards which expire through 2016. With respect to state and local tax loss carryforwards, the Company has approximately $7.2 million that expire through 2021, $64.7 million that expire through 2026, and $209.0 million expiring in years through 2032. The state capital loss carryforwards of $73.6 million expire through 2016.

The worldwide valuation allowance increased by $100.7 million to $181.8 million at December 31, 2011 to reserve for an increase in deferred tax assets which resulted from net operating losses and capital losses that more likely than not, will not be realized.

The valuation allowance as of December 31, 2010 and 2009 is attributable to deferred tax assets related to certain items, such as tax loss carryforwards in the United States, including certain states, China and other foreign countries for which it is more likely than not that the related tax benefits will not be realized.

A table reflecting the activity in the valuation allowance is as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009
Balance, January 1	$81.1	$140.5	$92.7
Increase (decrease) as reflected in income tax expense	97.7	(59.6)	34.0
Other	3.0	0.2	13.8
Balance, December 31	$181.8	$81.1	$140.5

At December 31, 2011, the Company had undistributed foreign earnings of $843.2 million which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax effected.

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

The Company has classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. As of December 31, 2011, the total amount of unrecognized tax benefits was $30.1 million. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits, which excludes interest and penalties, is as follows:

($ in millions)	2011	2010	2009
Unrecognized tax benefits at January 1	$25.5	$39.1	$40.9
Increases in tax positions for prior years	1.6	1.4	0.9
Decreases in tax positions for prior years	(0.1)	(1.9)	(1.7)
Increases in tax positions for the current year	6.3	1.3	0.8
Decreases due to settlements with taxing authorities	(1.2)	(9.8)	(0.5)
Lapse in statute of limitations	(1.7)	(3.0)	(1.9)
Foreign exchange	(0.3)	(1.6)	0.6
Unrecognized tax benefits at December 31	$30.1	$25.5	$39.1

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company reversed interest and penalties of $0.5 million in 2011 and accrued interest and penalties of $1.1 million and $0.9 million in 2010 and 2009, respectively. The Company had liabilities accrued of $8.0 million, $8.6 million and $7.9 million for interest and penalties as of December 31, 2011, 2010 and 2009, respectively.

In accordance with the Company’s policy, where tax losses can be carried back or forward to offset liabilities for uncertain tax benefits, deferred tax assets associated with such tax losses are netted against liabilities for such uncertain tax benefits. This policy results in a $14.6 million and $11.4 million reduction in both liabilities and deferred tax assets for 2011 and 2010, respectively. The Company has recorded unrecognized tax benefits, net of deferred tax assets, of $15.5 million and $14.1 million as of December 31, 2011 and 2010, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2011, 2010, and 2009, are $15.5 million, $14.1 million and $19.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2011, 2010, and 2009, are $14.6 million, $11.4 million and $19.3 million respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $2.1 million or a cost of up to $4.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in its major jurisdictions are open to investigation by tax authorities; in the U.S. from 2007, in the U.K. from 2010 and in Germany from 2005.

12.   OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2011:

($ in millions)
Years ended December 31:
2012	$18.3
2013	13.2
2014	9.5
2015	6.8
2016	5.2
Thereafter	9.3
Total	$62.3

Rent expense under all operating leases was $29.0 million, $28.4 million and $27.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

13.   STOCK-BASED COMPENSATION:

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants, as discussed below, caused income from continuing operations before taxes to decrease by $12.6 million, $13.9 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Stock—Restricted stock of the Company can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock.

Performance-based restricted stock units. Prior to 2010, the Company granted performance-based restricted stock unit awards to its management and key employees. Certain employees had “company-wide performance targets,” for which vesting was based on the achievement of specified Adjusted EBITDA and earnings per share levels, while others had “divisional performance targets” for which vesting was based on a particular division’s achievement of Adjusted EBITDA performance. The Company granted a “target amount” of performance restricted stock units, whereby if the specified performance target was met, shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provided the employee with the possibility of earning from 0% to 200% of the targeted amounts granted based upon performance.

In December 2009, the Company approved 233,657 performance restricted stock units to be awarded to management and key employees which will vest on December 31, 2012 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. The number of shares of the Company’s common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2010 through December 31, 2010. However, the Company did not recognize any compensation cost in 2009 for this issuance because the performance targets that formed the basis for vesting of these restricted stock units were not approved until January 2010. For this December 2009 grant, the applicable performance targets were achieved, and as a result, 447,728 shares will vest as long as the employees continue to be employed by the Company on December 31, 2012.

Time-based restricted stock units. Prior to 2010, the Company granted time-based restricted stock unit awards to its management and key employees. In December 2009, the Company granted 127,375 time restricted stock units to management and key employees, which will vest on December 31, 2012 as long as the employee continues to be employed by the Company on such date.

Market-based restricted stock units. In December 2011 and 2010, the Company approved 257,440 and 263,055, respectively, of market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2015 and 2014, respectively, as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. For the December 2011 awards, a portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2012 to December 31, 2014. The remaining portion vest based upon the Company’s total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index for the period January 1, 2012 to December 31, 2014. For the December 2010 awards, a portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2011 to December 31, 2013. The remaining portion vest based upon the Company’s total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index for the period January 1, 2011 to December 31, 2013. The Company specified a “target amount” of market-based restricted stock units, whereby if the specified performance target is met, shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 150% of the targeted amounts granted based upon performance.

The Company did not recognize any compensation cost in 2011 for the awards issued in December 2011 because the performance targets that will form the basis for vesting of these restricted stock units were not available as of December 31, 2011. These performance targets were set and granted in January 2012. The fair value of these market-based restricted stock units was estimated on the date of grant using a Monte Carlo simulation model as they are tied to market conditions. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the awards. The fair value of market-based restricted stock units awarded in the years ended December 31, 2011 and 2010 used the assumptions noted in the following table:

	Year ended December 31,
	2011	2010
Expected volatility	67%	81%
Risk-free rate	0.4%	1.1%
Expected dividends	N/A	N/A

The compensation cost related to restricted stock units of the Company caused income from continuing operations before taxes to decrease by $9.5 million and $8.7 million for the years ended December 31, 2011 and 2010, respectively. The total tax benefit recognized related to restricted stock was $1.0 million and $1.1 million for the years ended December 31, 2011 and 2010. With regard to our performance-based restricted stock units, the Company reversed previously recorded expense in 2009 related to performance targets that were no longer probable of being achieved. As a result, the net effect of compensation cost related to restricted stock units caused income from continuing operations to increase by $0.6 million for the year ended December 31, 2009. A tax expense of $0.1 million was recorded for the year ended December 31, 2009. The weighted average grant date fair value of the restricted shares granted in 2011, 2010 and 2009 were $37.46, $38.02 and $10.40, respectively, per stock unit. As of December 31, 2011, there was $22.0 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The total tax benefit realized from restricted stock units vesting was $1.7 million for the year ended December 31, 2011.

A summary of the status of the Company’s nonvested restricted stock units granted pursuant to the Plan at December 31, 2011 and 2010 and changes during the year ended December 31, 2011 is presented below:

		Weighted Average
	Shares	Fair Value
	(‘000)
Nonvested at December 31, 2010	1,275	$24.09
Granted	478	37.46
Vested	(558)	11.11
Cancelled	(117)	30.69
Nonvested at December 31, 2011	1,078	$36.02

Board of Directors Stock Grant—The Company granted 10,608 shares of its common stock to its directors during the year ended December 31, 2011. Compensation cost related to the directors’ stock grant caused income from continuing operations before taxes and net income to decrease by $0.5 million for each of the years ended December 31, 2011, 2010 and 2009.

Stock Options—Stock options granted to employees under the Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. The Company did not grant any stock options to directors or employees in 2011 and 2010.

Time-Based Stock Options. Time options granted in 2004 or prior years have a life of ten years from the date of grant and are fully vested. Time options granted after 2004 typically have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31 of the year granted. The Company did not grant any stock options in 2011 and 2010. The compensation expense recorded in 2011 primarily relates to stock options granted in 2009 and 2008.

The compensation cost related to stock options of the Company caused income from continuing operations before taxes to decrease by $2.6 million, $4.7 million and $4.8 million in the years ended December 31, 2011, 2010 and 2009, respectively. The total tax benefit recognized related to stock options was $0.2 million, $0.3 million and $0.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $0.4 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.0 year.

The weighted-average fair value of options granted during the years ended December 31, 2009 was $13.13. The fair value of stock options granted in the years ended December 31, 2009 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

Year ended
December 31, 2009
Expected term (in years)	4.5
Expected volatility	68%
Risk-free rate	2.3%
Expected dividends	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining the expected term of an employee share option. The Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, the Company’s expected term was based on the simplified method. The expected volatility for awards granted in December 2009 is based on historical share prices of the Company since it became a public company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not consider dividends in its calculation of fair value on the date of grant as the Company did not expect to pay dividends.

In addition, the recognition of expense only occurs for awards that are expected to eventually vest. This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. The Company’s forfeiture rates are based upon historical share-based equity award cancellations.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $32.5 million, $25.2 million and $0.4 million, respectively. Cash received from option exercises during 2011, 2010 and 2009 was $14.4 million, $26.9 million and $1.0 million, respectively. The total tax benefit realized from options exercised was $2.3 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $2.8 million, $4.2 million and $7.0 million, respectively.

During 2011, the Company accelerated the vesting of 59,547 share options held by employees of the former plastic compounding business sold in January 2011. As a result of the modifications, the Company recognized additional expense of $2.1 million, included in income from discontinued operations, for the year ended December 31, 2011.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2011 and 2010 and changes during the year ended December 31, 2011 is presented below:

			Weighted
		Weighted Average	Average Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2010	3,607	$18.43
Exercised	(1,085)	17.32
Forfeited	(15)	14.61
Outstanding at December 31, 2011	2,507	$18.94	3.3	$51.2

Options vested at December 31, 2011 and expected to vest in the future (a)	2,501	$18.94	3.3	$51.1

Options exercisable at December 31, 2011	2,376	$18.84	3.3	$48.8

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$35.6	$32.2	$640.5	$657.7
Service cost	0.2	0.2	8.7	7.5
Interest cost	1.8	1.9	31.8	31.6
Actuarial loss	6.6	2.5	41.9	13.2
Benefits paid	(1.0)	(1.2)	(34.5)	(32.0)
Foreign exchange gain	—	—	(20.2)	(38.2)
Other	—	—	0.5	0.7
Benefit obligation at end of year	$43.2	$35.6	$668.7	$640.5
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$26.0	$23.4	$233.8	$237.9
Actual return on assets	0.6	2.6	0.4	17.1
Employer contributions	1.5	1.2	6.4	4.8
Benefits paid from fund	(1.0)	(1.2)	(16.5)	(14.3)
Foreign exchange loss	—	—	(4.2)	(12.4)
Other	—	—	0.1	0.7
Fair value of plan assets at end of year	$27.1	$26.0	$220.0	$233.8

Funded status (a)	$(16.1)	$(9.6)	$(448.7)	$(406.7)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(13.2)	$(12.9)
Noncurrent liabilities (b)	(16.1)	(9.6)	(435.5)	(393.8)
Net amount recognized	$(16.1)	$(9.6)	$(448.7)	$(406.7)
Amounts recognized in accumulated other comprehensive income:
Net actuarial losses	$17.6	$10.2	$104.9	$53.0
Prior service cost	—	—	5.4	6.2
Accumulated other comprehensive loss	$17.6	$10.2	$110.3	$59.2

Accumulated benefit obligation	$43.2	$35.6	$637.2	$608.3

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.18%	5.29%	4.50%	4.92%
Rate of compensation increase	N/A	N/A	3.05%	3.06%

(a)                The Company’s overall unfunded position in its defined benefit plans as of December 31, 2011 is $464.8 million and the funded status of our plans is 35%. However, 76% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $113.4 million and the funded status is 67%. The funding of the Company’s pension plans was in compliance with local requirements as of December 31, 2011.

(b)               Balances include $8.0 million and $10.1 million as of December 31, 2011 and 2010, respectively, related to certain German defined benefit obligations which are reported as “Other Liabilities” in the Consolidated Balance Sheets. Balances do not include $7.0 million and $6.8 million as of December 31, 2011 and 2010, respectively, representing certain individually immaterial pension and postretirement medical benefit plans which are reported within “Pension and Related Liabilities” in the Consolidated Balance Sheets.

	U.S. Plans			Non-U.S. Plans
($ in millions)	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.29%	5.89%	6.18%	4.92%	5.29%	6.02%
Expected return on plan assets (a)	7.99%	8.23%	8.28%	5.71%	5.49%	6.17%
Rate of compensation increase	N/A	N/A	N/A	3.06%	3.08%	3.13%
Components of net pension benefit costs:
Service cost	$0.2	$0.2	$0.2	$8.7	$7.5	$8.3
Interest cost	1.8	1.9	1.8	31.8	31.6	33.4
Expected return on assets	(2.0)	(1.9)	(1.6)	(14.8)	(12.9)	(13.7)
Net amortization of actuarial losses	0.7	0.5	0.7	—	0.9	0.1
Amortization of prior service cost	—	—	—	1.0	0.6	—
Other	—	—	—	—	0.4	1.2
Net periodic pension cost	0.7	0.7	1.1	26.7	28.1	29.3
Settlement/curtailment	—	—	—	—	—	(0.4)
Total pension cost	$0.7	$0.7	$1.1	$26.7	$28.1	$28.9

(a)                The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2012	$1.5	$32.4
2013	1.6	33.6
2014	1.9	35.9
2015	2.0	37.2
2016	2.1	38.3
Years 2017 - 2021	12.1	195.2
Expected employer contributions to plan assets:
2012	$2.0	$5.4

Recognition of actuarial losses—In 2012, the Company expects to recognize $7.0 million of previously unrecognized actuarial losses.

Other postretirement benefits—The Company had liabilities of $5.1 million and $4.3 million as of December 31, 2011 and 2010, respectively, related to other postretirement benefit plans reported as “Pension and Related Liabilities” in the Consolidated Balance Sheets. Related plan expenses were $0.2 million, $0.2 million and $0.3 million in 2011, 2010 and 2009, respectively.

Plans with accumulated benefit obligations in excess of plan assets—The Company’s defined benefit plans all had accumulated benefit obligations in excess of plan assets.

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2011, the Company made contributions of approximately $8.0 million to its defined benefit pension trusts and an additional $18.1 million in benefit payments directly to plan participants. For 2012, the Company expects to make payments of approximately $7.5 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $18.1 million.

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

Plans in Finland, the U.K. and the U.S. represent approximately 90% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. The following table presents the weighted-average of the plans’ targeted investment allocations in 2011 as well as the actual weighted-average investment allocations as of December 31, 2011 and 2010:

	U.S. Plans			Non-U.S. Plans
	Target	2011	2010	Target	2011	2010
Cash and cash equivalents	—%	1%	—%	3%	8%	9%
Equity securities	61	56	57	36	40	36
Fixed income	39	42	42	50	39	47
Insurance contracts, real estate and other	—	1	1	11	13	8

The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2011 and 2010. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements,” for descriptions of the Company’s fair value hierarchy levels. The Company does not have any employee benefit plan assets that are classified as Level 3 inputs as of December 31, 2011 or 2010.

	Fair Value Measurements
	As of December 31, 2011			As of December 31, 2010
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$19.7	$3.7	$16.0	$21.8	$2.6	$19.2
Equity securities:
Domestic large-cap growth (a) (b)	5.3	—	5.3	8.3	—	8.3
International large-cap growth (a)	4.6	0.3	4.3	5.7	0.3	5.4
Other equity funds	77.5	2.6	74.9	84.4	2.8	81.6
Fixed income securities:
Domestic government bonds (a) (b)	8.1	0.8	7.3	9.1	—	9.1
International government bonds (a)	8.6	—	8.6	5.2	—	5.2
Corporate bonds (a)	65.8	2.2	63.6	84.3	1.8	82.5
Plan sponsor	9.9	—	9.9	10.3	—	10.3
Other bond funds	17.7	3.9	13.8	11.8	3.8	8.0
Other investments:
Insurance contracts	17.1	—	17.1	13.3	—	13.3
Real estate investment funds	9.6	—	9.6	—	—	—
Other	3.2	0.1	3.1	5.6	0.1	5.5
Total	$247.1	$13.6	$233.5	$259.8	$11.4	$248.4

(a)          Represents a direct investment or mutual pooled fund.

(b)         “Domestic” refers to investments in the plan’s home country. Most plan assets are located in Finland, the U.K., the U.S. or Germany.

Level 1

Direct investments in publicly traded equity and debt securities are valued at quoted market prices. Similarly, mutual funds are public investment vehicles valued at quoted market prices, which represent the net asset value (“NAV”) of the shares held.

Level 2

Most of the Company’s Level 2 investments are funds valued at NAV provided by investment managers. Investments that do not meet the criteria for Level 1, but are redeemable at NAV within 90 days of the measurement date are classified as Level 2. Investments with longer time horizons for redemption are evaluated individually based on specific facts and circumstances with the rebuttable presumption that such investments should be classified as Level 3.

Direct investments in corporate and government bonds that are not actively traded are based on institutional bid evaluations using proprietary models. Commingled and proprietary funds are valued at unit or net asset values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services, third-party advisors, or standard bond or other investment valuation models. Insurance contracts are valued as reported by the issuer, typically either using cash surrender value - the amount a plan would receive if a contract was cashed out at year end — or based on the present value of the expected future cash flows. Participations in real estate funds are valued at net asset value as determined by the fund manager using directly and indirectly observable inputs including comparable asset values and lease-rental cash flows. The plan sponsor loan is valued at its principal amount, consistent with its valuation in Rockwood’s consolidated financial statements.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $13.1 million, $12.7 million and $6.5 million in 2011, 2010 and 2009, respectively.

Multiemployer Plans—The Company participates in four multiemployer plans. Two of these plans are located in Germany and two of the plans are in the U.S. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•                  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•                  If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by remaining participating employers.

•                  If the Company chooses to stop participating in its U.S. multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a “withdrawal liability.”

The Company’s contribution to these plans is outlined in the table below. Comparability was influenced by increases in German employment during these years as well as shorter work weeks during 2009 due to the effects of the financial crisis.

	Company Contributions ($ in millions)
	Year ended December 31,
Pension Fund	2011	2010	2009
Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”)	$7.7	$6.2	$5.9
Other Plans	0.5	0.3	0.2
Total	$8.2	$6.5	$6.1

Unless otherwise noted, the following multiemployer plan disclosures relate only to the DN Pensionskasse located in Germany, as this is the only individually significant plan in which the Company participates. Rockwood’s contributions to the DN Pensionskasse represented more than 90% of the Company’s total multiemployer contributions (see table above) and represented approximately half of the total contributions received by the DN Pensionskasse in the years ended December 31, 2011, 2010 and 2009.

The DN Pensionskasse plan provides monthly payments in the case of disability, death or retirement. Additional information of the DN Pensionskasse is available in the public domain. Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are neither negotiated nor significantly influenced by these collective bargaining arrangements nor are benefit levels generally subject to reduction.

The DN Pensionskasse rules require that contributions are set by its Board to comply with the applicable German insurance law. This law requires that such plans be fully funded at all times. The DN Pensionskasse was in fact fully funded as of December 31, 2010, the date the most recent information is publicly available. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation.

The DN Pensionskasse plan is subject to a financial improvement plan (“FIP”) which expires in 2014, although no surcharge has been imposed. The FIP calls for increased capital reserves to avoid future underfunding risk — as noted above, there is no current funding shortfall. The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Until 2014 (end of the FIP), the Company will pay at least three times the employees’ contributions for longer-term employees. However, for employees starting after December 1, 2007, the Company’s contributions equal the employee contributions.

Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan.

15.   EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following share data:

	Year ended December 31,
($ in millions, except per share amounts; shares in thousands)	2011	2010	2009
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$291.1	$220.0	$4.3
Income from discontinued operations	0.9	19.4	16.8
Gain on sale of discontinued operations, net of tax	119.3	—	—
Net income	$411.3	$239.4	$21.1

EPS Denominator:
Basic weighted average number of common shares outstanding	76,555	74,985	74,096
Effect of dilutive stock options and other incentives	3,310	3,108	755
Diluted weighted average number of common shares outstanding and common stock equivalents	79,865	78,093	74,851

Basic earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$3.80	$2.93	$0.06
Earnings from discontinued operations, net of tax	1.57	0.26	0.22
Basic earnings per common share	$5.37	$3.19	$0.28

Diluted earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$3.64	$2.82	$0.06
Earnings from discontinued operations, net of tax	1.51	0.25	0.22
Diluted earnings per common share	$5.15	$3.07	$0.28

Stock options under employee compensation plans representing common stock of 1,265,435 shares and 1,069,304 shares were outstanding as of December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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

17.   RESTRUCTURING AND OTHER SEVERANCE COSTS:

The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and facility/entity closure costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

The following table provides the restructuring and other severance costs for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
($ in millions)	2011	2010	2009
Severance/Relocation	$7.3	$2.3	$2.6
Facility/entity closure and other	3.8	1.3	3.9
Restructuring charge	11.1	3.6	6.5
Other severance costs	3.4	1.4	13.8
Total	$14.5	$5.0	$20.3

For the year ended December 31, 2011, the restructuring charges primarily relate to severance and facility/entity closure costs in connection with organizational changes in the Specialty Chemicals and Performance Additives segments.

All restructuring actions still in progress as of December 31, 2011 are expected to be substantially complete within the next twelve months, except for the future manufacturing consolidations of the North American Surface Treatment and Color Pigments businesses. However, payouts of certain liabilities resulting from these and previous actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2009	$4.2	$3.3	$7.5
Restructuring charge in 2010	2.3	1.3	3.6
Utilized	(2.8)	(2.2)	(5.0)
Foreign exchange and other	(1.0)	(0.3)	(1.3)
Liability balance, December 31, 2010	$2.7	$2.1	$4.8
Restructuring charge in 2011 (a)	7.9	3.8	11.7
Utilized	(4.7)	(3.3)	(8.0)
Foreign exchange and other	(0.1)	(0.2)	(0.3)
Liability balance, December 31, 2011	$5.8	$2.4	$8.2

(a)                Includes $0.6 million of charges recorded in income from discontinued operations, net of tax.

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2011	2010
Specialty Chemicals	$5.2	$2.2
Performance Additives	0.8	0.2
Advanced Ceramics	0.2	0.5
Corporate and other	2.0	1.9
	$8.2	$4.8

18.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension					Total
	related	Foreign	Intercompany	Net	Cash flow	accumulated
	adjustments,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax (a)	translation (b)	loans (b)	net of tax (c)	net of tax (d)	income (loss)
Balance at December 31, 2008	$(15.4)	$196.6	$166.8	$(144.2)	$0.2	$204.0
Period change	(24.4)	47.6	15.6	(37.9)	(0.4)	0.5
Balance at December 31, 2009	(39.8)	244.2	182.4	(182.1)	(0.2)	204.5
Period change	(3.7)	(15.9)	(54.2)	2.4	(0.4)	(71.8)
Balance at December 31, 2010	(43.5)	228.3	128.2	(179.7)	(0.6)	132.7
Period change	(39.2)	(49.2)	(24.7)	(9.9)	0.4	(122.6)
Balance at December 31, 2011	$(82.7)	$179.1	$103.5	$(189.6)	$(0.2)	$10.1

(a)              The tax effect on the pension related adjustments is a benefit of $12.0 million, $1.0 million and $11.4 million for 2011, 2010 and 2009, respectively.

(b)             The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)              The tax effect on the net investment hedge is an expense of $0.4 million for 2010. There was no tax effect recorded in 2011 and 2009.

(d)             The tax effect on the cash flow hedges is an (expense) benefit of $(0.1) million, $0.1 million and $0.1 million for 2011, 2010 and 2009, respectively.

Gains and losses on intercompany foreign currency loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported as a component of accumulated other comprehensive income.

19.   COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, regulatory and environmental matters of a nature considered normal for its business. The Company accrues for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company discloses such matters when there is at least a reasonable possibility that a material loss may have been incurred. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In late September 2011, the Court held a hearing on the merits of the case and rendered a judgment in October 2011 against Sachtleben in the amount of €3.2 million ($4.1 million) plus accrued interest and legal fees. The Company appealed the Court’s ruling and the parties entered into a settlement agreement on February 21, 2012. The settlement amount is not materially different than the judgment amount that has been accrued as of December 31, 2011 in the Company’s financial statements.

Former Glass Sealants Business

A subsidiary in the Specialty Chemicals segment formerly manufactured sealants for insulating glass. This subsidiary has been named as a defendant in several lawsuits relating to alleged defective sealants that were raised prior to and after the sale of this business in 2003. This subsidiary may be required to pay damage claims asserted by the various plaintiffs. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. The Company estimates that the possible range of loss from these claims as of December 31, 2011 is from €1.0 million ($1.3 million) to €4.0 million ($5.2 million). The Company does not believe that resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

Migratory Bird Matter

In August 2011, the U.S. Department of Justice Environment and Natural Resources Division (“DOJ”), along with the U.S. Fish and Wildlife Service (“FWS”) and the Nevada Department of Wildlife (“NDOW”) commenced an investigation relating to alleged migratory bird deaths at the Company’s subsidiary in Silver Peak, Nevada in violation of the Migratory Bird Treaty Act of 1918. The Company’s subsidiary is working with the DOJ, FWS and NDOW to address any migratory bird issues. To date, no proceedings have been initiated and no fines have been levied. The Company does not expect the resolution of this matter to have a material impact on its financial condition, results of operations or cash flows.

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation in the amount of €4.2 million ($5.4 million). The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the fiscal court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of December 31, 2011 is from €0.0 million to €4.2 million ($5.4 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

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

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on its financial condition, results of operations or cash flows.

Reserves in connection with product liability matters do not individually exceed $1.9 million and in the aggregate $4.1 million as of December 31, 2011. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of December 31, 2011, the Company has recorded a reserve of €4.9 million ($6.4 million) against our related receivable of €5.4 million ($7.0 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union (“EU”) and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. Other laws or contractual agreements require post-closure reclamation of landfills, surface mining sites and manufacturing facilities for damage resulting from normal operation of these locations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

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

SHE Capital Expenditures

The Company will incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2011, the capital expenditures for SHE matters totaled $23.3 million, excluding costs to maintain and repair pollution control equipment. For 2012, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention. On September 22, 2009, the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that required certain facilities in the U.S. to record their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on September 30, 2011. Currently, no facilities are required to report under this program. The Company does not believe, based upon currently available information, that this rule will have a material impact on its financial condition, results of operations or cash flows. However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S. and other jurisdictions. Certain European facilities are subject to different carbon emission trading schemes imposed by local governments, e.g. U.K. and Germany. Any such laws may directly and indirectly have a material impact on its financial condition, results of operations and cash flows in any quarterly or annual reporting period, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

The Company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gases and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities. In addition, legislation was recently introduced in Congress seeking to reform the Toxic Control Substances Act, which among other things, would require manufacturers to develop and submit additional safety data for each chemical it produces, similar to REACH. The Company does not believe, based upon currently available information, that these regulations will have a material impact on its financial condition, results of operations or cash flows.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at December 31, 2011:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Augusta, GA, Niagara Falls, NY and South Gate, CA and has reserves for these matters totaling $0.1 million as of December 31, 2011.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $49.8 million for environmental liabilities as of both December 31, 2011 and 2010, most of which were classified as other non-current liabilities in the Consolidated Balance Sheets.

Included in the environmental liabilities are reclamation obligations (see table below). These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining and manufacturing sites within the Fine Chemicals business in the Specialty Chemicals segment. The following table represents the change in the Company’s reclamation obligations for the years ended December 31, 2011 and 2010:

	Year ended December 31,
($ in millions)	2011	2010
Liability balance, January 1	$21.7	$24.1
Additions	4.6	2.6
Accretion	0.5	0.7
Utilization	(3.4)	(3.6)
Revisions to estimates	(0.1)	(0.8)
Foreign exchange	(0.1)	(1.3)
Liability balance, December 31	$23.2	$21.7

The remaining environmental liabilities ($26.6 million and $28.1 million as of December 31, 2011 and 2010 respectively), represent remediation obligations. Of these accruals, $14.6 million and $14.9 million as of December 31, 2011 and 2010, respectively, represent liabilities discounted using discount rates ranging from 4.3% to 7.0%, with the undiscounted amount of these reserves being $20.9 million and $21.1 million, respectively.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of December 31, 2011 is from $49.8 million to $78.9 million. For the year ended December 31, 2011, the Company recorded charges of $6.7 million ($4.6 million of which were capitalized) to increase its environmental liabilities and made payments of $4.9 million for reclamation and remediation costs, which reduced its environmental liabilities. For the year ended December 31, 2011, the recurring cost of managing hazardous substances for ongoing operations is $55.2 million.

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information, it does not believe the additional amount of potential losses would have a material effect on its business or financial condition, but may have a material effect on the results of operations or cash flows in any given quarterly or annual reporting period. The Company does not believe that any known individual environmental matter would have a material effect on its financial condition, results of operations or cash flows. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

In the event that manufacturing operations are discontinued at any of the Company’s facilities with known contamination, regulatory authorities may impose more stringent requirements on the Company including soil remediation. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are not known. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for its obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, has not accrued for any environmental-related costs to remediate soil at these facilities.

Commitments

As of December 31, 2011, the Company has unconditional purchase obligations of $1,065.5 million primarily consisting of take-or-pay contracts to purchase goods and energy that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are expected to be incurred as follows: $472.4 million in less than one year, $498.0 million in two-three years, $64.0 million in four-five years and $31.1 million after five years.

20. SUBSEQUENT EVENTS:

On February 22, 2012, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million and expects to use the proceeds and cash on hand to redeem all of its outstanding 2014 Notes, consisting of €250.1 million ($324.2 million) in aggregate principal amount of 7.625% euro-denominated notes and $200.0 million in aggregate principal amount of 7.5% dollar-denominated notes, and to pay accrued and unpaid interest and applicable redemption premiums.

As a result of this refinancing, the senior secured credit facility has changed as follows:

a) Structure

The senior secured credit agreement will also consist of a term loan A in an aggregate principal amount of $350.0 million maturing in February 2017.

b) Interest and Fees

The new term loan bears interest at Libor plus 2.25% (with a 0.25% reduction for achieving a designated credit rating).

c) Amortization and Prepayments

The new term loan is payable in February and August of each year at an amount equal to 7.50% in year 1 and 10% in each of years 2 to 4, with the remainder due at the final maturity date.

All other material terms and conditions of the senior secured credit facility otherwise remain the same.

In the first quarter of 2012, we expect to incur a loss of $9.6 million related to the redemption of these 2014 Notes.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that, as of December 31, 2011, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report included herein.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
February 23, 2012

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the internal control over financial reporting of Rockwood Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report, dated February 23, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors, executive officers of the Company and corporate governance is included under the captions “Proposal One—Election of Directors,” “Corporate Governance and Related Matters,” “Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Proxies and Voting Procedures—Stockholder Director Nominations and Proposals for the 2013 Annual Meeting” in the Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive and director compensation is included under the captions “Executive Compensation,” “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and Related Matters—Compensation Committee Report” and “Director Compensation” in the Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the captions “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain transactions is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the captions “Audit and Related Fees” and “Corporate Governance and Related Matters—Audit Committee” in the Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

List of documents filed as part of this report:

2.  Financial Statement Schedule

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009

Equity in undistributed earnings of subsidiaries	$411.3	$239.4	$21.1

Net income attributable to Rockwood Holdings, Inc.	$411.3	$239.4	$21.1

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$42.7	$32.6
Total current assets	42.7	32.6
Investment in subsidiaries	1,286.5	997.6
Due from affiliates	45.0	31.5
Total assets	$1,374.2	$1,061.7
LIABILITIES
Deferred income taxes	$—	$(0.3)
Total liabilities	—	(0.3)
Restricted stock units	14.0	10.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 77,030 shares issued and 76,936 shares outstanding at December 31, 2011; 400,000 shares authorized, 75,992 shares issued and 75,897 shares outstanding at December 31, 2010)	0.8	0.8
Paid-in capital	1,222.2	1,202.6
Accumulated other comprehensive income	10.1	132.7
Retained (deficit) earnings	128.5	(282.8)
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,360.2	1,051.9
Total liabilities and equity	$1,374.2	$1,061.7

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Rockwood Holdings, Inc. and Subsidiaries.

See accompanying notes to condensed financial statements.

ROCKWOOD HOLDINGS, INC. (PARENT COMPANY)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$411.3	$239.4	$21.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(411.3)	(239.4)	(21.1)
Net cash used in operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees, net of tax	10.1	26.3	1.0
Net cash provided by financing activities	10.1	26.3	1.0
Net increase in cash and cash equivalents	10.1	26.3	1.0
Cash and cash equivalents, beginning of year	32.6	6.3	5.3
Cash and cash equivalents, end of year	$42.7	$32.6	$6.3

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

2.     STOCK-BASED COMPENSATION

The Company has in place the 2009 Stock Incentive Plan. See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation” to the consolidated financial statements.

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
Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name		Title	Date

/s/ SEIFI GHASEMI		Chairman and Chief Executive Officer and Director	February 23, 2012
By:	Seifi Ghasemi	(Principal Executive Officer)

/s/ ROBERT J. ZATTA		Senior Vice President and Chief Financial Officer	February 23, 2012
By:	Robert J. Zatta	(Principal Financial Officer)

/s/ MARK C. KELLY		Vice President Corporate Finance	February 23, 2012
By:	Mark C. Kelly	(Principal Accounting Officer)

/s/ BRIAN F. CARROLL		Director	February 23, 2012
By:	Brian F. Carroll

/s/ NANCE K. DICCIANI		Director	February 23, 2012
By:	Nance K. Dicciani

/s/ SHELDON R. ERIKSON		Director	February 23, 2012
By:	Sheldon R. Erikson

/s/ TODD A. FISHER		Director	February 23, 2012
By:	Todd A. Fisher

/s/ DOUGLAS L. MAINE		Director	February 23, 2012
By:	Douglas L. Maine

/s/ J. KENT MASTERS		Director	February 23, 2012
By:	J. Kent Masters

Exhibit Index

Exhibit No.	Description of Exhibit
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(J)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (K)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
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

10.60(W)#	Form of Restricted Stock Unit Award Agreement (December 2010)
10.61(W)#	Form of Market Stock Unit Award Agreement (December 2010)
10.62(Z)#	Amendment to Amended and Restated Employment Agreement, dated October 28, 2010, by and between Rockwood Holdings, Inc. and Seifi Ghasemi.
10.63(Z)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Robert J. Zatta.
10.64(Z)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Thomas Riordan.
10.65 (AA)#	Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), as amended and restated effective as of January 1, 2011.
10.66(AA)#	Amendment No. 1 to the Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), effective as of January 1, 2011.
10.67(AB)#	Form of Restricted Stock Unit Award Agreement (December 2011)
10.68(AB)#	Form of Market Stock Unit Award Agreement (December 2011)
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

95.1*	Mine Safety Disclosure Exhibit
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LIAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF.XBRL**	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Management contract or compensatory plan or arrangement

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on February 16, 2010.
(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(G)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(H)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(I)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(J)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(N)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.

(Q)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 2, 2009.

(R)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2009.

(S)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2009.

(T)	Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.

(U)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 26, 2010.

(V)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(W)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2010.

(X)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(Y)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(Z)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2010.

(AA)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011.

(AB)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2011.