Form 10-Q
period 2012-03-31
Rockwood Holdings, Inc.
filed 2012-05-03
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2012, there were 77,590,669 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net sales	$909.5	$914.0
Cost of products sold	566.7	592.9
Gross profit	342.8	321.1
Selling, general and administrative expenses	177.1	180.7
Restructuring and other severance costs	14.2	1.0
Operating income	151.5	139.4
Other expenses, net:
Interest expense, net (a)	(20.5)	(23.0)
Loss on early extinguishment/modification of debt	(9.7)	(16.2)
Foreign exchange (loss) gain on financing activities, net	(1.0)	2.0
Other expenses, net	(31.2)	(37.2)
Income from continuing operations before taxes	120.3	102.2
Income tax provision	30.6	28.8
Income from continuing operations	89.7	73.4
Income from discontinued operations, net of tax (b)	—	114.7
Net income	89.7	188.1
Net income attributable to noncontrolling interest	(13.9)	(10.1)
Net income attributable to Rockwood Holdings, Inc.	$75.8	$178.0

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$75.8	$63.3
Income from discontinued operations	—	114.7
Net income	$75.8	$178.0

Basic earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$0.98	$0.83
Earnings from discontinued operations	—	1.51
Basic earnings per share	$0.98	$2.34

Diluted earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$0.94	$0.80
Earnings from discontinued operations	—	1.44
Diluted earnings per share	$0.94	$2.24

Weighted average number of basic shares outstanding	77,384	76,136
Weighted average number of diluted shares outstanding	80,315	79,508

(a) Interest expense, net includes:

Interest expense on debt	$(18.8)	$(28.0)
Mark-to-market (losses) gains on interest rate swaps	(0.4)	6.3
Deferred financing costs	(1.3)	(1.3)
Total	$(20.5)	$(23.0)

(b) Primarily relates to the gain on sale of the plastic compounding business in January 2011.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net income	$89.7	$188.1
Other comprehensive income, net of tax:
Pension related adjustments	(2.3)	(2.2)
Foreign currency translation (a)	33.3	31.8
Intercompany foreign currency loans	22.5	45.2
Net investment hedges	(0.3)	(9.9)
Foreign exchange contracts	—	2.3
Other comprehensive income	53.2	67.2
Comprehensive income	142.9	255.3
Comprehensive income attributable to noncontrolling interest	(18.3)	(18.5)
Comprehensive income attributable to Rockwood Holdings, Inc.	$124.6	$236.8

(a) Excludes $10.1 million reclassified to net income in the three months ended March 31, 2011 related to the sale of the plastic compounding business in January 2011.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$97.9	$321.5
Accounts receivable, net	537.2	454.1
Inventories	784.4	674.3
Deferred income taxes	10.8	10.2
Prepaid expenses and other current assets	76.8	75.1
Total current assets	1,507.1	1,535.2
Property, plant and equipment, net	1,660.6	1,618.5
Goodwill	874.5	849.6
Other intangible assets, net	495.5	509.7
Deferred financing costs, net	18.9	14.3
Deferred income taxes	20.5	19.3
Other assets	43.5	41.0
Total assets	$4,620.6	$4,587.6
LIABILITIES
Current liabilities:
Accounts payable	$233.2	$249.1
Income taxes payable	62.8	45.8
Accrued compensation	162.7	161.4
Accrued expenses and other current liabilities	144.3	129.6
Deferred income taxes	3.8	3.8
Long-term debt, current portion	91.2	250.5
Total current liabilities	698.0	840.2
Long-term debt	1,431.8	1,437.2
Pension and related liabilities	465.6	450.7
Deferred income taxes	94.8	86.5
Other liabilities	106.9	100.6
Total liabilities	2,797.1	2,915.2
Restricted stock units	15.7	14.0
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 77,636 shares issued and 77,542 shares outstanding at March 31, 2012; 400,000 shares authorized, 77,030 shares issued and 76,936 shares outstanding at December 31, 2011)	0.8	0.8
Paid-in capital	1,228.7	1,222.2
Accumulated other comprehensive income	58.9	10.1
Retained earnings	204.3	128.5
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,491.3	1,360.2
Noncontrolling interest	316.5	298.2
Total equity	1,807.8	1,658.4
Total liabilities and equity	$4,620.6	$4,587.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89.7	$188.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax (a)	—	(114.7)
Depreciation and amortization	65.8	65.4
Deferred financing costs amortization	1.3	1.3
Loss on early extinguishment/modification of debt	9.7	16.2
Foreign exchange gain on financing activities, net	1.0	(2.0)
Fair value adjustment of derivatives	0.4	(6.3)
Bad debt provision	—	0.2
Stock-based compensation	2.9	2.9
Deferred income taxes	5.1	5.7
Restructuring and other	11.4	0.1
Excess tax benefits from stock-based payment arrangements	(0.7)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(71.6)	(84.4)
Inventories	(93.9)	(14.5)
Prepaid expenses and other assets	(3.0)	11.9
Accounts payable	(4.2)	(7.4)
Income taxes payable	16.3	17.1
Accrued expenses and other liabilities	17.4	(29.9)
Net cash provided by operating activities of continuing operations	47.6	49.7
Net cash used in operating activities of discontinued operations	(1.9)	(1.8)
Net cash provided by operating activities	45.7	47.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (b)	(74.2)	(54.2)
Acquisitions	(0.2)	—
Proceeds on sale of assets	1.3	0.2
Net cash used in investing activities of continuing operations	(73.1)	(54.0)
Net cash provided by investing activities of discontinued operations, representing net sale proceeds in 2011	—	305.7
Net cash (used in) provided by investing activities	(73.1)	251.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	4.5	6.4
Excess tax benefits from stock-based payment arrangements	0.7	—
Repayment of 2014 Notes	(534.1)	—
Proceeds from senior secured debt	350.0	—
Prepayment of senior secured debt	—	(408.9)
Repayment of senior secured debt	(4.3)	(7.0)
Proceeds from other borrowings	5.1	—
Payments on other long-term debt	(1.3)	(0.6)
Loan repayments to noncontrolling shareholders	—	(2.0)
Deferred financing costs	(7.7)	(5.3)
Fees related to early extinguishment/modification of debt	(6.7)	(12.1)
Distributions to noncontrolling shareholder	—	(0.5)
Net cash used in financing activities	(193.8)	(430.0)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(11.2)
Net decrease in cash and cash equivalents	(223.6)	(141.6)
Less net decrease in cash and cash equivalents from discontinued operations	—	(16.6)
Decrease in cash and cash equivalents from continuing operations	(223.6)	(125.0)
Cash and cash equivalents of continuing operations, beginning of period	321.5	324.1
Cash and cash equivalents of continuing operations, end of period	$97.9	$199.1

Supplemental disclosures of cash flow information:
Interest paid	$25.6	$28.5
Income taxes paid, net of refunds	9.2	5.9
Non-cash investing activities:
Acquisition of capital equipment	19.5	14.6

(a) Primarily relates to the gain on sale of the plastic compounding business in January 2011.

(b) Net of government grants of $4.3 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
					Accumulated
					Other	Retained	Treasury
		Common Stock		Paid-in	Comprehensive	Earnings	Stock		Noncontrolling
	Total	Shares	Amount	Capital	Income	(Deficit)	Shares	Amount	Interest
Balance, January 1, 2012	$1,658.4	76,936	$0.8	$1,222.2	$10.1	$128.5	94	$(1.4)	$298.2
Issuance of common stock	4.5	606	—	4.5	—	—	—	—	—
Deferred compensation	2.0	—	—	2.0	—	—	—	—	—
Other comprehensive income, net of tax	53.2	—	—	—	48.8	—	—	—	4.4
Net income	89.7	—	—	—	—	75.8	—	—	13.9
Balance, March 31, 2012	$1,807.8	77,542	$0.8	$1,228.7	$58.9	$204.3	94	$(1.4)	$316.5

Balance, January 1, 2011	$1,341.3	75,897	$0.8	$1,202.6	$132.7	$(282.8)	94	$(1.4)	$289.4
Issuance of common stock	6.4	446	—	6.4	—	—	—	—	—
Deferred compensation	4.7	—	—	4.7	—	—	—	—	—
Distributions to noncontrolling shareholders	(0.5)	—	—	—	—	—	—	—	(0.5)
Other comprehensive income, net of tax	67.2	—	—	—	58.8	—	—	—	8.4
Net income	188.1	—	—	—	—	178.0	—	—	10.1
Balance, March 31, 2011	$1,607.2	76,343	$0.8	$1,213.7	$191.5	$(104.8)	94	$(1.4)	$307.4

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2012 and December 31, 2011, and the results of operations, comprehensive income, cash flows and equity for the three months ended March 31, 2012 and 2011. All intercompany balances and transactions have been eliminated.  Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

In the first quarter of 2012, the Company reorganized its Specialty Chemicals segment into two reportable segments: Lithium and Surface Treatment. The Metal Sulfides business that was previously reported in the Specialty Chemicals segment is now included in the “Corporate and other” category.  All prior-period amounts related to the segment change have been retrospectively reclassified throughout these condensed consolidated financial statements.  See Note 3, “Segment Information,” for further details.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the March 31, 2012 exchange rate of €1.00 = $1.3343.

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”). This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. The Company began providing the required additional disclosures from this ASU in this Form 10-Q for items that are not measured at fair value in the condensed consolidated balance sheets but for which fair value is required to be disclosed in the footnotes (see Note 5, “Financial Instruments and Fair Value Measurements”).

In June 2011, the FASB issued an ASU that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company began providing the required additional disclosures from this ASU in this Form 10-Q by adding a condensed consolidated statement of comprehensive income.

2.  DISCONTINUED OPERATIONS:

As discussed in the Company’s 2011 Annual Report on Form 10-K, the Company completed the sale of its plastic compounding business on January 7, 2011. Net income for the three months ended March 31, 2011 includes the net gain on the sale of the plastic compounding business of $114.5 million (net of taxes of $82.7 million, a portion of which was offset through the utilization of net operating losses of $76.5 million). The valuation allowance related to these net operating losses was reversed in the fourth quarter of 2010 as a benefit to income taxes in continuing operations. In addition, net income includes $0.2 million for the three months ended March 31, 2011 from operating the plastic compounding business that was sold on January 7, 2011.

3.  SEGMENT INFORMATION:

Rockwood operates in five reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The five segments are: (1) Lithium; (2) Surface Treatment; (3) Performance Additives, which consists of Color Pigments and Services, Timber Treatment Chemicals and Clay-based Additives; (4) Titanium Dioxide Pigments; and (5) Advanced Ceramics.

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The Corporate and other classification also includes the results of operations of the metal sulfides business, rubber/thermoplastics compounding business and the wafer reclaim business.

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three months ended
	March 31,
($ in millions)	2012	2011
Net Sales:
Lithium	$114.7	$113.3
Surface Treatment	188.6	182.4
Performance Additives	196.5	192.8
Titanium Dioxide Pigments	225.1	226.6
Advanced Ceramics	144.6	154.1
Corporate and other	40.0	44.8
Total	$909.5	$914.0

The Company uses Adjusted EBITDA on a segment basis to assess the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable U.S. GAAP measure. The summary of segment information below includes “Adjusted EBITDA,” a financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment. See Note 3, “Segment Information,” in the Company’s 2011 Annual Report on Form 10-K for a discussion of the use of Adjusted EBITDA as a non-GAAP financial measure.

	Three months ended
	March 31,
($ in millions)	2012	2011
Adjusted EBITDA:
Lithium	$44.4	$41.1
Surface Treatment	39.7	37.2
Performance Additives	38.8	34.9
Titanium Dioxide Pigments	75.6	54.7
Advanced Ceramics	46.3	48.3
Corporate and other	(9.9)	(9.6)
Total	$234.9	$206.6

	Identifiable Assets as of
	March 31,	December 31,
($ in millions)	2012	2011
Lithium	$1,228.5	$1,189.5
Surface Treatment	1,000.6	947.5
Performance Additives	773.2	745.7
Titanium Dioxide Pigments	1,023.1	929.6
Advanced Ceramics	842.5	810.9
Corporate and other (a)	227.9	409.6
Eliminations (b)	(475.2)	(445.2)
Total	$4,620.6	$4,587.6

(a)                Corporate and other identifiable assets primarily represent the operating assets of the businesses included herein described above, assets (primarily real estate) of legacy businesses formerly belonging to the Dynamit Nobel businesses acquired in 2004, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques.

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

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2011 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully below:

				Titanium
		Surface	Performance	Dioxide	Advanced	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended March 31, 2012
Income (loss) from continuing operations before taxes	$16.0	$22.7	$18.5	$53.6	$28.6	$(19.1)	$120.3
Interest expense, net	1.0	5.2	2.2	1.9	4.6	5.6	20.5
Depreciation and amortization	10.7	7.9	15.1	17.3	12.8	2.0	65.8
Restructuring and other severance costs (a)	11.3	0.8	2.0	—	—	0.1	14.2
Systems/organization establishment expenses (b)	—	—	0.1	1.5	—	—	1.6
Loss on early extinguishment/modification of debt (c)	2.2	3.0	0.9	—	0.7	2.9	9.7
Foreign exchange loss (gain) on financing activities, net	3.2	—	—	—	(0.5)	(1.7)	1.0
Other (d)	—	0.1	—	1.3	0.1	0.3	1.8
Total Adjusted EBITDA	$44.4	$39.7	$38.8	$75.6	$46.3	$(9.9)	$234.9
Three months ended March 31, 2011
Income (loss) from continuing operations before taxes	$25.7	$17.2	$15.1	$38.7	$24.8	$(19.3)	$102.2
Interest expense, net	2.2	5.9	2.5	(1.1)	6.2	7.3	23.0
Depreciation and amortization	9.7	8.8	14.2	17.1	13.4	2.2	65.4
Restructuring and other severance costs (a)	—	0.9	0.1	—	—	—	1.0
Systems/organization establishment expenses (e)	—	0.1	0.2	—	—	—	0.3
Acquisition and disposal costs	—	0.1	—	—	—	—	0.1
Loss on early extinguishment/modification of debt (c)	3.1	4.5	1.7	—	4.0	2.9	16.2
Foreign exchange loss (gain) on financing activities, net	0.3	(0.4)	1.0	—	(0.1)	(2.8)	(2.0)
Other	0.1	0.1	0.1	—	—	0.1	0.4
Total Adjusted EBITDA	$41.1	$37.2	$34.9	$54.7	$48.3	$(9.6)	$206.6

(a)                  See Note 8, “Other Intangible Assets, net” and Note 14, “Restructuring and Other Severance Costs,” for further details.

(b)                 Primarily relates to settlement costs associated with the termination of a supply agreement related to the formation of the Company’s Titanium Dioxide Pigments venture.

(c)                  See Note 9, “Long-Term Debt,” for further details.

(d)               Primarily relates to professional fees incurred in connection with exploring strategic options in the Titanium Dioxide Pigments segment.

(e)                Primarily relates to costs incurred in conjunction with the integration of businesses acquired.

4.  VARIABLE INTEREST ENTITIES:

See Note 4, “Variable Interest Entities,” in the Company’s 2011 Annual Report on Form 10-K for a detailed discussion of the Company’s evaluation of variable interest entities.

Viance LLC Joint Venture

At March 31, 2012 and December 31, 2011, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$4.2	$2.9
Other current assets	11.8	10.8
Total current assets	16.0	13.7
Other intangible assets, net	63.5	65.1
Other assets	3.1	3.1
Total assets	$82.6	$81.9

Total liabilities	$4.4	$4.8

Titanium Dioxide Pigments Venture

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”).  Kemira is a cooperative participant and has an interest in the power plant via ownership of a special share class. The venture purchased $11.1 million and $10.9 million of energy from Kemira Oyj (“Kemira”) in the three months ended March 31, 2012 and 2011, respectively. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s condensed consolidated financial statements.

Other

As of March 31, 2012 and December 31, 2011, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, was $19.8 million and $18.6 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheets and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

5.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt instruments and derivatives. Due to their short term maturity, the carrying amount of receivables and payables approximates fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates. As a result, certain derivative financial instruments may be used when available on a cost-effective basis to hedge the underlying economic exposure. Certain of these instruments qualify as cash flow and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

Qualifying Hedges

Cash Flow Hedges

Foreign currency forward contracts are utilized to hedge forecasted transactions for certain foreign currencies in the Company’s Surface Treatment segment. These contracts are designated as foreign currency cash flow hedges. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. The net deferred gains on foreign currency contracts for cash flow hedge accounting are expected to be reclassified into earnings by the end of December 2012.

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the three months ended March 31, 2012.

Net Investment Hedges

The Company designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €14.1 million ($18.3 million) at December 31, 2011). In March 2012, the Company dedesignated this Euro-denominated debt that was recorded on its U.S. books as a net investment hedge of its Euro-denominated investments.  Prior to the dedesignation in March 2012, foreign currency gains and losses resulting from the Euro-denominated debt discussed above were accounted for as a component of accumulated other comprehensive income.  After the dedesignation, such foreign currency gains and losses resulting from the Euro-denominated debt have been recorded in the consolidated statements of operations.

Interest Rate Swaps Not Designated as Hedging Instruments

Although the Company is not required under the terms of any of its long-term debt facilities to hedge, or otherwise protect against interest rate fluctuations in its variable-rate debt, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. These contracts were entered into in prior years to effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature in June 2013.

The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its condensed consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. After entering into interest rate swaps, the Company had $1,200.7 million ($841.5 million of which was subject to a Libor floor of 1.00%) and $855.0 million (the majority of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of March 31, 2012 and December 31, 2011, respectively.

In February 2011, in connection with the refinancing of the senior secured credit facility, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2012 and December 31, 2011:

		March 31, 2012		December 31, 2011
($ in millions)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$11.0	$0.1		$—
Total derivatives designated as hedging instruments			$0.1		$—

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$260.2	$2.3	$252.7	$1.5
	Other liabilities		0.5		0.7
Total derivatives not designated as hedging instruments			$2.8		$2.2

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of March 31, 2012 and December 31, 2011 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of March 31, 2012 and December 31, 2011, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2012 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three months ended March 31, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Three months ended March 31,
($ in millions)	2012	2011
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$0.1	$3.0

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$(0.3)	$(9.9)

For the three months ended March 31, 2011, gains of $0.3 million were reclassified from accumulated other comprehensive income into income. There were no amounts reclassified from accumulated other comprehensive income into income in the three months ended March 31, 2012.

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives		Location of Gain or (Loss)
	Three months ended March 31,		Recognized in Income on
($ in millions)	2012	2011	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$(0.4)	$6.3	Interest expense, net
Total derivatives	$(0.4)	$6.3

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of March 31, 2012 and December 31, 2011, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2011 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —            Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012			As of December 31, 2011
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$0.2	$0.2	$—	$154.7	$154.7	$—
Government debt securities	0.9	0.9	—	0.9	0.9	—
Foreign exchange contracts	0.1	—	0.1	—	—	—
Total assets at fair value	$1.2	$1.1	$0.1	$155.6	$155.6	$—

Liabilities
Interest rate swaps	$2.8	$—	$2.8	$2.2	$—	$2.2
Total liabilities at fair value	$2.8	$—	$2.8	$2.2	$—	$2.2

Note Receivable

The Company has a non-interest bearing note receivable from its venture partner Kemira that is due in August 2028 with a carrying value of $6.1 million as of March 31, 2012. The fair value of the note receivable is approximately $10.2 million at March 31, 2012 and is categorized as Level 3 in the fair value hierarchy. The fair value is determined based on an internally developed valuation that uses current interest rates in developing a present value of the receivable.

Debt

The carrying value of the Company’s term loans under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement approximates fair value as they bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these term loans as Level 2 in the fair value hierarchy.

6.  INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2012	2011
Raw materials	$246.4	$222.9
Work-in-process	98.9	88.9
Finished goods	431.9	355.3
Packaging materials	7.2	7.2
Total	$784.4	$674.3

7.  GOODWILL:

Below are goodwill balances and activity by segment:

		Surface	Advanced	Corporate
($ in millions)	Lithium	Treatment	Ceramics	and other	Total
Balance, December 31, 2011	$259.3	$336.2	$249.4	$4.7	$849.6
Foreign exchange	7.6	9.3	7.9	0.1	24.9
Balance, March 31, 2012	$266.9	$345.5	$257.3	$4.8	$874.5

8.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of March 31, 2012			As of December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$372.6	$(189.3)	$183.3	$363.7	$(178.0)	$185.7
Trade names and trademarks	116.0	(40.0)	76.0	127.7	(42.2)	85.5
Customer relationships	341.2	(156.1)	185.1	334.2	(146.7)	187.5
Supply agreements	60.3	(25.0)	35.3	59.3	(22.9)	36.4
Other	54.9	(39.1)	15.8	51.1	(36.5)	14.6
Total	$945.0	$(449.5)	$495.5	$936.0	$(426.3)	$509.7

In the first quarter of 2012, the Company wrote-off a trade name in the amount of $10.3 million in the Lithium segment in connection with the reorganization of the Specialty Chemicals business.

Amortization of other intangible assets was $18.1 million and $19.3 million for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2012	$72.8
2013	70.5
2014	62.9
2015	55.5
2016	50.3

9.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($ and € in millions)	2012	2011
Senior secured credit facility:
Term Loan A	$350.0	$—
Term Loan B	841.5	845.8
2014 Notes (€250.1 and $200.0 as of December 31, 2011)	—	524.1
Titanium Dioxide Pigments venture term loans (€195.0)	260.2	252.7
Capitalized lease obligations	36.3	35.4
Other loans	35.0	29.7
	1,523.0	1,687.7
Less current maturities	(91.2)	(250.5)
	$1,431.8	$1,437.2

On February 22, 2012, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of its 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment) and paid accrued and unpaid interest in March 2012. The Company paid redemption premiums of $6.7 million and wrote-off $3.0 million of deferred financing costs associated with the redemption of the 2014 Notes.

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans. In connection with this transaction, the Company recorded a charge of $16.2 million in the three months ended March 31, 2011 comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2011 Annual Report on Form 10-K.

10.  INCOME TAXES:

The effective tax rate for the three months ended March 31, 2012 and 2011 was 25.4% and 28.2%, respectively. The income tax rate for the three months ended March 31, 2012 was favorably impacted by a beneficial foreign earnings mix and certain domestic income that was not tax effected due to a valuation allowance.  For the three months ended March 31, 2011, the income tax provision was favorably impacted by a beneficial foreign earnings mix.

For the three months ended March 31, 2012, the Company had no change in its valuation allowances.  As of March 31, 2012 and December 31, 2011, the Company’s valuation allowance was $181.8 million.

In the three months ended March 31, 2012, based on the Company’s policy and review of available information, including the Company’s steady-state normalized analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the three months ended March 31, 2012, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period.

Unrecognized tax benefits at March 31, 2012 were $30.7 million, all of which if recognized, would impact the effective tax rate. The Company had accrued $8.5 million for interest and penalties as of March 31, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $2.1 million or a cost of up to $4.2 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

11. STOCK-BASED COMPENSATION:

In December 2011, the Company approved 257,440 market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2015 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. In January 2012, the performance targets that formed the basis for vesting of these restricted stock units were set. As a result, the Company recognized compensation cost beginning in January 2012. A portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2012 to December 31, 2014. The remaining portion vest based upon the Company’s total shareholder return as compared to the total shareholder return for the Dow Jones U.S. Chemical Index for the period January 1, 2012 to December 31, 2014.

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of March 31, 2012 and December 31, 2011 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans caused income from continuing operations before taxes to decrease by $2.9 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively. The total tax benefit recognized related to stock options was $0.4 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2011 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

12.  PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended
	March 31,
($ in millions)	2012	2011
Service cost	$2.4	$2.2
Interest cost	7.9	8.3
Expected return on assets	(3.9)	(4.2)
Amortization of actuarial losses	1.8	0.6
Amortization of prior service cost	0.2	0.2
Total pension cost	$8.4	$7.1

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $30.2 million during 2012, of which $5.9 million was contributed in the three months ended March 31, 2012.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense was $3.8 million and $3.5 million for the defined benefit plans and $1.3 million and $1.2 million for the multi-employer plans for the three months ended March 31, 2012 and 2011, respectively.

13.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended
	March 31,
($ in millions, except per share amounts; shares in thousands)	2012	2011
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$75.8	$63.3
Income from discontinued operations (a)	—	114.7
Net income	$75.8	$178.0

EPS Denominator:
Basic weighted average number of common shares outstanding	77,384	76,136
Effect of dilutive stock options and other incentives	2,931	3,372
Diluted weighted average number of common shares outstanding and common stock equivalents	80,315	79,508

Basic earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$0.98	$0.83
Earnings from discontinued operations, net of tax	—	1.51
Basic earnings per common share	$0.98	$2.34

Diluted earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$0.94	$0.80
Earnings from discontinued operations, net of tax	—	1.44
Diluted earnings per common share	$0.94	$2.24

(a) Primarily relates to the gain on sale of the plastic compounding business in January 2011.

For the three months ended March 31, 2012 and 2011, there were no outstanding shares that would have had an anti-dilutive effect.

14.  RESTRUCTURING AND OTHER SEVERANCE COSTS:

The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges include severance costs, facility/entity closure costs and asset write-downs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

The following table provides the restructuring and other severance costs for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
($ in millions)	2012	2011
Severance/Relocation	$0.6	$0.5
Facility/entity closure and other	1.3	0.5
Asset write-downs	11.3	—
Restructuring charge	13.2	1.0
Other severance costs	1.0	—
Total	$14.2	$1.0

For the three months ended March 31, 2012, the restructuring charges primarily relate to the write-off of a trade name in the amount of

$10.3 million in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment and facility closure costs in connection with organizational changes in the Lithium, Surface Treatment and Performance Additives segments.

All restructuring actions still in progress as of March 31, 2012 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the future consolidation of the North American Surface Treatment and Color Pigments and Services businesses. However, payouts of certain liabilities resulting from these actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2011	$5.8	$2.4	$8.2
Restructuring charge in 2012 (a)	0.6	1.3	1.9
Utilized	(0.8)	(1.6)	(2.4)
Foreign exchange and other	0.4	—	0.4
Liability balance, March 31, 2012	$6.0	$2.1	$8.1

(a)                Excludes $11.3 million of asset write-downs described above.

The total charges for open restructuring actions and the future costs for those actions is summarized below:

		Surface	Performance
($ in millions)	Lithium	Treatment	Additives	Total
Severance/Relocation
Total charges	$2.8	$3.3	$2.5	$8.6
Incurred to date	(2.3)	(2.7)	(1.7)	(6.7)
Expected future costs	$0.5	$0.6	$0.8	$1.9
Facility/Entity Closure
Total charges (a)	$13.8	$3.7	$3.3	$20.8
Incurred to date (a)	(12.0)	(1.5)	(0.6)	(14.1)
Expected future costs	$1.8	$2.2	$2.7	$6.7

(a)                Includes $10.3 million related to the write-off of a trade name in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment into two reportable segments.

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly operated a business of manufacturing and distributing sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant in several lawsuits in Germany and the Netherlands, which were initiated prior to and after the sale of the business, relating to allegedly defective sealants. The court in the Dutch litigation recently concluded that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. Our subsidiary intends to appeal this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €1.0 million ($1.3 million) to €4.0 million ($5.3 million) as of March 31, 2012. However, the Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

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

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation in the amount of €4.2 million ($5.6 million). The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the fiscal court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of March 31, 2012 is from €0.0 million to €4.2 million ($5.6 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

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

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate, ceramic hips, and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on its financial condition, results of operations or cash flows.

Reserves in connection with product liability matters do not individually exceed $1.3 million and in the aggregate $3.6 million as of March 31, 2012. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of March 31, 2012, the Company has recorded a reserve of €4.9 million ($6.5 million) against our related receivable of €5.4 million ($7.2 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Safety, Health and Environmental Matters

For further details of the Company’s Safety, Health and Management Systems, SHE Capital Expenditures, and Regulatory Developments, see Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies” in the Company’s 2011 Annual Report on Form 10-K.

Environmental Reserves

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at March 31, 2012:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Sens	X
Germany	Duisburg	X			X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin	X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X	X
	Kidsgrove			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Harrisburg, NC	X		X
	Kings Mountain, NC				X
	Laurens, SC		X
	Middletown, NY	X		X		X
	Pineville, NC					X
	Silver Peak, NV	X			X
	Sunbright, VA	X				X
	Valdosta, GA	X

(a)	The Company is currently operating groundwater monitoring and/or remediation systems at these locations.

(b)	The Company is currently operating groundwater monitoring and/or remediation systems at these locations for which prior owners or insurers have assumed responsibility.

(c)	The Company is currently conducting investigations into additional possible soil and/or groundwater contamination at these locations.

(d)	The Company has land restoration obligations relating to landfill activities or surface mining at these locations.

(e)	The Company is responsible for liabilities related to environmental matters at these closed facilities.

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Augusta, GA, Niagara Falls, NY and South Gate, CA and has reserves for these matters totaling $0.1 million as of March 31, 2012.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $50.4 million and $49.8 million for environmental liabilities as of March 31, 2012 and December 31, 2011, most of which were classified as other non-current liabilities in the Consolidated Balance Sheets.

Included in the environmental liabilities are reclamation obligations of $23.2 million as of both March 31, 2012 and December 31, 2011. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($27.2 million and $26.6 million as of March 31, 2012 and December 31, 2011, respectively), represent remediation obligations. Of these accruals, $15.1 million and $14.6 million as of March 31, 2012 and December 31, 2011, respectively, represent liabilities discounted using discount rates ranging from 4.3% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental liabilities (excluding reclamation obligations) as of March 31, 2012 is from $27.2 million to $50.9 million. For the three months ended March 31, 2012, the Company recorded charges of $0.3 million to increase its environmental liabilities and made payments of $0.6 million for reclamation and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2012, the recurring cost of managing hazardous substances for ongoing operations is $12.9 million.

The Company believes these reserves are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information, it does not believe the additional amount of potential losses would have a material effect on its business or financial condition. The Company does not believe that any known individual environmental matter would have a material effect on its financial condition, results of operations or cash flows. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We operate through five reportable segments: (1) Lithium; (2) Surface Treatment; (3) Performance Additives; (4) Titanium Dioxide Pigments; and (5) Advanced Ceramics.

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction and bolt-on acquisitions. In connection with this focus, among other things, we issued a new tranche of term loan A in February 2012 under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate) in March 2012.

The following table is a summary of our financial highlights:

	Three months ended
	March 31,
($ in millions, except per share amounts)	2012	2011
Net sales	$909.5	$914.0

Net income from continuing operations	75.8	63.3

Adjusted EBITDA from continuing operations	234.9	206.6

Adjusted EBITDA from continuing operations margin	25.8%	22.6%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc.	0.94	0.80

Results

Total net sales were down slightly primarily due to lower volumes, particularly in Titanium Dioxide Pigments, and the negative impact of currency changes. This was partially offset by increased selling prices in most businesses, particularly Titanium Dioxide Pigments, and higher volumes of lithium battery products and butyllithium applications in our Lithium segment and higher volumes of general industrial and aerospace applications, primarily in the U.S. and Asia, in our Surface Treatment segment.

Diluted earnings per share and Adjusted EBITDA increased from the prior year due to selling price increases, partially offset by lower volumes, higher raw material costs and the negative impact of currency changes.

This discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management’s Discussion and Analysis (“MD&A”) section and the risk factors section of our 2011 Annual Report on Form 10-K. You should read the following MD&A together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report.

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

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2011, net sales were up primarily from increased selling prices and increased volumes of lithium products. In the first quarter of 2012, net sales were up primarily from increased selling prices as well as higher volumes of lithium products, partially offset by a decline in potash volumes. We expect net sales growth for the remainder of the year driven by higher selling prices, as well as increased volumes of lithium products for the battery industry.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. In the first quarter of 2012, net sales were up from higher selling prices in certain markets, and to a lesser extent, higher volumes, particularly in general industrial and aerospace, in the U.S. and Asia. We expect net sales growth to continue for the remainder of the year primarily from higher selling prices, as well as higher volumes, across most markets.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2011, but were up in the first quarter of 2012. European construction volumes were up slightly in 2011, but were down in the first quarter of 2012. Volumes of coatings and specialties products were down in 2011 and the first quarter of 2012.

•                  Demand for our wood protection products, in particular Ecolife and alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction.  In 2011 and in the first quarter of 2012, net sales were up from higher selling prices, as well as higher volumes. We expect net sales growth to continue for the remainder of the year primarily from higher volumes of ACQ and Ecolife.

•                  In the Clay-based Additives business, higher North American volumes in most markets, particularly oilfield, and higher selling prices, had a favorable impact on results in 2011 and in the first quarter of 2012.  We expect net sales growth to continue for the remainder of the year primarily from higher selling prices across most markets, as well as continued higher North American volumes, particularly in oilfield applications.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2011 and the first quarter of 2012, higher selling prices, were partially offset by lower volumes. We expect sales to be higher for the remainder of the year primarily from higher selling prices to offset raw material price increases, particularly for slag and ilmenite, as well as higher sales volumes primarily in the specialties markets.

•                  Our functional additives sales were up in 2011 as higher selling prices had a favorable impact on results. In the first quarter of 2012, our functional additives sales were down as lower volumes were partially offset by increased selling prices. We expect net sales of functional additives applications to be higher for the remainder of the year from higher selling prices to offset raw material cost increases.

Advanced Ceramics

•                  Demand for our ceramic components for medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2011 on higher volumes.  In the first quarter of 2012, sales of medical applications were slightly lower. However, we expect growth of medical applications for the remainder of the year, primarily in ceramic hip applications.

•                  Sales of most product applications, including cutting tools, mechanical applications and electronic applications were up in 2011 on higher volumes. In the first quarter of 2012, lower volumes of electronic applications and mechanical systems were partially offset by increased volumes of cutting tools and mechanical applications.  Lower volumes of electronic applications were driven by a slowdown in the market for power electronic applications in the energy and semiconductor industries and lower volumes of mechanical systems were driven by lower demand for faucet disks. We expect sales for cutting tools to continue to be higher in 2012 on higher volumes. We expect a slowdown in demand for ceramics for electronic applications and mechanical systems for the remainder of the year.

Global Exposure

We operate a geographically diverse business, with 55% of our net sales in 2011 generated from shipments to customers in Europe, 23% to North America (predominantly the United States), 14% to Asia and 8% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information” in our 2011 Form 10-K.

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 81 manufacturing facilities in 23 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three months ended March 31, 2012, the average exchange rate of the Euro against the U.S. dollar was lower compared to the same period in 2011. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of March 31, 2012 which are denominated in Euros are converted at the March 31, 2012 exchange rate of €1.00 = $1.3343.

Raw Materials

Raw materials constituted approximately 48% of our 2011 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2011. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2011 and the first quarter of 2012, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. For example, in 2011 and the first quarter of 2012, we experienced higher prices for slag and ilmenite used in our Titanium Dioxide Pigments segment and copper used in our Timber Treatment Chemicals business. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2011 Annual Report on Form 10-K.

Energy Costs

In 2011, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs were up in 2011 and were up slightly in the first quarter of 2012.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2011 and in the first quarter of 2012.  The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were down in 2011 and in the first quarter of 2012.

Income Taxes

We recorded an income tax provision of $30.6 million in the first quarter of 2012 on income from continuing operations before taxes of $120.3 million. The income tax provision in the first quarter of 2012 was favorably impacted by a beneficial foreign earnings mix of $7.7 million and certain domestic income that was not tax effected due to a valuation allowance of $1.7 million.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the three months ended March 31, 2012 and 2011.

Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Annual Report on Form 10-K for a definition of Adjusted EBITDA, management’s uses of Adjusted EBITDA and its limitations.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the three months ended March 31, 2012 and 2011 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2012	2011
Statement of operations data:
Net sales:
Lithium	$114.7	$113.3
Surface Treatment	188.6	182.4
Performance Additives	196.5	192.8
Titanium Dioxide Pigments	225.1	226.6
Advanced Ceramics	144.6	154.1
Corporate and other	40.0	44.8
Total net sales	909.5	914.0

Gross profit	342.8	321.1
	37.7%	35.1%
Selling, general and administrative expenses	177.1	180.7
	19.5%	19.8%
Restructuring and other severance costs	14.2	1.0
Operating income (loss):
Lithium	22.4	31.3
	19.5%	27.6%
Surface Treatment	30.9	27.2
	16.4%	14.9%
Performance Additives	21.6	20.3
	11.0%	10.5%
Titanium Dioxide Pigments	55.5	37.6
	24.7%	16.6%
Advanced Ceramics	33.4	34.9
	23.1%	22.6%
Corporate and other	(12.3)	(11.9)
Total operating income	151.5	139.4
Other expenses, net:
Interest expense, net	(20.5)	(23.0)
Loss on early extinguishment/modification of debt	(9.7)	(16.2)
Foreign exchange (loss) gain on financing activities, net	(1.0)	2.0
Other expenses, net	(31.2)	(37.2)
Income from continuing operations before taxes	120.3	102.2
Income tax provision	30.6	28.8
Income from continuing operations	89.7	73.4
Income from discontinued operations, net of tax (a)	—	114.7
Net income	89.7	188.1
Net income attributable to noncontrolling interest	(13.9)	(10.1)
Net income attributable to Rockwood Holdings, Inc.	$75.8	$178.0
Adjusted EBITDA from continuing operations:
Lithium	$44.4	$41.1
	38.7%	36.3%
Surface Treatment	39.7	37.2
	21.0%	20.4%
Performance Additives	38.8	34.9
	19.7%	18.1%
Titanium Dioxide Pigments	75.6	54.7
	33.6%	24.1%
Advanced Ceramics	46.3	48.3
	32.0%	31.3%
Corporate and other	(9.9)	(9.6)
Total Adjusted EBITDA from continuing operations	$234.9	$206.6

(a)                Primarily relates to the gain on sale of the plastic compounding business in January 2011.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Overview

Net sales decreased $4.5 million, or 0.5%, over the prior year primarily due to lower volumes of $49.4 million and the negative impact of currency changes of $28.0 million, partially offset by increased selling prices of $75.5 million. See further discussion by segment below.

Operating income increased $12.1 million, or 8.7%, over the prior year primarily due to increased selling prices of $75.5 million and lower manufacturing costs of $12.1 million, partially offset by the gross margin impact of lower sales volumes of $28.5 million, higher raw material prices of $21.1 million, higher restructuring and severance costs of $13.2 million and the negative impact of currency changes of $6.2 million.

Adjusted EBITDA increased $28.3 million, or 13.7%, over the prior year primarily due to increased selling prices of $75.5 million and lower manufacturing costs of $12.1 million, partially offset by the gross margin impact of lower sales volumes of $28.5 million, higher raw material prices of $21.1 million and the negative impact of currency changes of $8.2 million.

Net income from continuing operations increased $16.3 million, or 22.2% over the prior year primarily due to the reasons noted above. In addition, we recorded a charge of $9.7 million in the first quarter of 2012 in connection with the redemption of our 2014 Notes in March 2012 and recorded a charge of $16.2 million in the first quarter of 2011 in connection with the refinancing and repayment of our senior secured term loans in February 2011.

The income from discontinued operations, net of tax, of $114.7 million recorded in the three months ended March 31, 2011 is primarily related to the gain on sale of the plastic compounding business of $114.5 million.

Net income attributable to noncontrolling interest of $13.9 million was recorded for the three months ended March 31, 2012 compared to $10.1 million for the three months ended March 31, 2011. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the three months ended March 31, 2012.

Net income attributable to Rockwood Holdings, Inc. decreased $102.2 million to $75.8 million for the three months ended March 31, 2012 compared with the same period in the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $1.4 million, or 1.2%, over the prior year primarily on increased selling prices of $4.9 million, partially offset by the negative impact of currency changes of $2.1 million and lower volumes of $1.4 million. Lower potash volumes related to a change in the marketing strategy of the business were partially offset by higher volumes of lithium battery products and butyllithium applications.

Surface Treatment. Net sales increased $6.2 million, or 3.4%, over the prior year on increased selling prices of $9.9 million in certain markets, and increased volumes of $2.8 million, particularly in the U.S. and Asia in general industrial and aerospace applications, partially offset by the negative impact of currency changes of $6.5 million.

Performance Additives.  Net sales increased $3.7 million, or 1.9%, over the prior year primarily due to increased selling prices of $7.9 million, as well as higher volumes of $2.9 million, particularly oilfield applications in our Clay-based Additives business. This was partially offset by an unfavorable product mix of $4.7 million and the negative impact of currency changes of $2.4 million.

Titanium Dioxide Pigments.  Net sales decreased $1.5 million, or 0.7%, over the prior year primarily from lower volumes of $49.7 million and the negative impact of currency changes of $9.8 million, partially offset by increased selling prices of $56.0 million and a favorable product mix of $2.0 million.

Advanced Ceramics.  Net sales decreased $9.5 million, or 6.2%, over the prior year primarily from the negative impact of currency changes of $5.5 million and lower volumes of $3.6 million, particularly electronic and mechanical system applications.

Other. Net sales decreased $4.8 million, or 10.7%, over the prior year primarily on lower selling prices in the metal sulfides business.

Gross profit

Gross profit increased $21.7 million, or 6.8%, over the prior year primarily due to higher selling prices of $75.5 million and lower manufacturing costs of $12.1 million, partially offset by the impact of the lower volumes of $28.5 million, higher raw material prices of $21.1 million and the negative impact of currency changes of $11.1 million. Gross profit as a percentage of net sales were 37.7% and 35.1% for the three months ended March 31, 2012 and 2011, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 19.5% and 19.8% for the three months ended March 31, 2012 and 2011, respectively. SG&A expenses decreased $3.6 million, or 2.0%, over the prior year primarily due to the impact of currency changes of $4.9 million, partially offset by higher research and development costs to support volume growth.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $14.2 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. Restructuring and other severance costs recorded in the three months ended March 31, 2012 include the write-off of a trade name in the amount of $10.3 million in the Lithium segment in connection with the reorganization of the former Specialty Chemicals segment. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Operating income

Lithium. Operating income decreased $8.9 million, or 28.4%, over the prior year primarily due to higher restructuring and other severance costs of $11.3 million primarily related to the write-off of a trade name in connection with the reorganization of the Specialty Chemicals business, higher research and development costs of $1.3 million, partially offset by higher selling prices of $4.9 million.

Surface Treatment. Operating income increased $3.7 million, or 13.6%, over the prior year primarily due to higher selling prices of $9.9 million and the gross margin impact of higher volumes of $1.7 million, partially offset by higher raw material costs of $3.7 million and higher selling general and administrative costs of $3.2 million.

Performance Additives. Operating income increased $1.3 million, or 6.4%, over the prior year primarily due to increased selling prices of $7.9 million, the gross margin impact of higher volumes of $1.9 million and lower manufacturing costs of $1.4 million. This was partially offset by higher raw material costs of $5.4 million, particularly for quaternary amine and copper, the cost effect of an unfavorable product mix of $2.3 million and higher restructuring and other severance costs of $1.9 million.

Titanium Dioxide Pigments. Operating income increased $17.9 million, or 47.6%, over the prior year primarily due to higher selling prices of $56.0 million and lower manufacturing costs of $5.0 million, partially offset by the gross margin impact of lower volumes of $28.6 million, higher raw material prices of $12.6 million, particularly for slag and ilmenite, higher systems/organization expenses of $1.5 million and professional fees incurred in connection with exploring strategic options of $1.3 million in the first quarter of 2012.

Advanced Ceramics. Operating income decreased $1.5 million, or 4.3%, over the prior year primarily from the gross margin impact of lower volumes of $2.5 million, the negative impact of currency changes of $1.5 million and increased raw material costs of $0.6 million, partially offset by lower manufacturing costs of $3.7 million, particularly on improved productivity and lower maintenance costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $2.5 million, or 10.9%, compared to the prior year. The three months ended March 31, 2012 and 2011 included non-cash losses of $0.4 million in the first quarter of 2012 and non-cash gains of $6.3 million in the first quarter of 2011 representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses and gains, interest expense, net decreased $9.2 million, or 31.4%, primarily due to the impact from debt repayments ($2.9 million) and lower interest rates ($2.6 million) related to the 2011 and 2012 debt refinancings and the termination of interest rate swaps ($1.3 million).

Loss on early extinguishment/modification of debt. In connection with the redemption of our 2014 Notes in March 2012, we had a charge of $9.7 million comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs. In connection with the refinancing and repayment of our senior secured term loans in February 2011, we had a charge of $16.2 million for the three months ended March 31, 2011 comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million.

Foreign exchange, net.  For the three months ended March 31, 2012 and 2011, foreign exchange (losses) gains of $(1.0) million and $2.0 million, respectively, were reported in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $30.6 million on income from continuing operations before taxes of $120.3 million in the three months ended March 31, 2012. The income tax provision in the three months ended March 31, 2012 was favorably impacted by a beneficial foreign earnings mix of $7.7 million and certain domestic income that was not tax effected of $1.7 million as a result of our valuation allowance. We recorded an income tax provision of $28.8 million on income from continuing operations before taxes of $102.2 million in the three months ended March 31, 2011. The income tax provision in the first quarter of 2011 was favorably impacted by a beneficial foreign earnings mix of $6.6 million.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $3.3 million, or 8.0%, over the prior year primarily due to higher selling prices of $4.9 million, partially offset by higher research and development costs of $1.3 million.

Surface Treatment. Adjusted EBITDA increased $2.5 million, or 6.7%, over the prior year primarily due to higher selling prices of $9.9 million and the gross margin impact of higher sales volumes of $1.7 million, partially offset by higher raw material costs of $3.7 million, higher selling general and administrative costs of $3.2 million and the negative impact of currency changes of $1.2 million.

Performance Additives. Adjusted EBITDA increased $3.9 million, or 11.2%, over the prior year primarily due to increased selling prices of $7.9 million, the gross margin impact of higher sales volumes of $1.9 million and lower manufacturing costs of $1.4 million. This was partially offset by higher raw material costs of $5.4 million, particularly for quaternary amine and copper, and the cost effect of an unfavorable product mix of $2.3 million.

Titanium Dioxide Pigments. Adjusted EBITDA increased $20.9 million, or 38.2%, over the prior year primarily due to higher selling prices of $56.0 million and lower manufacturing costs of $5.0 million, partially offset by the gross margin impact of lower volumes of $28.6 million and higher raw material prices of $12.6 million, particularly for slag and ilmenite.

Advanced Ceramics.  Adjusted EBITDA decreased $2.0 million, or 4.1%, over the prior year primarily from the gross margin impact of lower volumes of $2.5 million, the negative impact of currency changes of $2.0 million and increased raw material costs of $0.6 million, partially offset by lower manufacturing costs of $3.7 million.

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

	Three months ended
	March31,
($ in millions)	2012	2011
Net income attributable to Rockwood Holdings, Inc.	$75.8	$178.0
Net income attributable to noncontrolling interest	13.9	10.1
Net income	89.7	188.1
Income tax provision	30.6	28.8
Income from discontinued operations, net of tax	—	(114.7)
Income from continuing operations before taxes	120.3	102.2
Interest expense, net	20.5	23.0
Depreciation and amortization	65.8	65.4
Restructuring and other severance costs	14.2	1.0
Systems/organization establishment expenses	1.6	0.3
Acquisition and disposal costs	—	0.1
Loss on early extinguishment/modification of debt	9.7	16.2
Foreign exchange loss (gain) on financing activities, net	1.0	(2.0)
Other	1.8	0.4
Total Adjusted EBITDA from continuing operations	$234.9	$206.6

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $45.7 million and $47.9 million for the three months ended March 31, 2012 and 2011, respectively. This decrease was primarily due to the higher use of operating cash from working capital changes, partially offset by higher net income from continuing operations.

Investing Activities.  Net cash (used in) provided by investing activities was $(73.1) million and $251.7 million for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to net proceeds received of $305.7 million in 2011 related to the sale of our plastic compounding business, as well as increased capital expenditures, net of government grants received, in 2012.

Financing Activities.  Net cash used in financing activities was $193.8 million and $430.0 million for the three months ended March 31, 2012 and 2011, respectively. In the first quarter of 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment) in March 2012 and paid applicable redemption premiums of $6.7 million. In the first quarter of 2011, we voluntarily prepaid $408.9 million of our senior secured term loans and paid related fees of $12.1 million in connection with the refinancing of our senior secured credit facility.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. We completed the sale of our plastic compounding business for net cash proceeds of $305.7 million and repaid $408.9 million of senior secured term loans in connection with the refinancing of our senior secured term loans in February 2011. In addition, in February 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment) in March 2012 and paid accrued and unpaid interest and applicable redemption premiums. The Company paid redemption premiums of $6.7 million and wrote off $3.0 million of deferred financing costs associated with the redemption of the 2014 Notes.

Our debt service requirements in future years are significant. In 2012 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors in our 2011 Annual Report on Form 10-K.”

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States. We have entered into long-term funding arrangements related to the Dynamit Nobel Pensionskasse multiemployer pension plan located in Germany and our defined benefit pension plans located in the U.K. (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” of our 2011 Annual Report on Form 10-K for further details).

Our overall unfunded position in our defined benefit plans as of March 31, 2012 is $479.9 million and the funded status of our plans is 35%. However, 75% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $118.0 million and the funded status is 67%. The funding of our pension plans was in compliance with local requirements as of March 31, 2012. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. Such cash outflows were less than pension expense in 2011 and the first three months of 2012. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually. Therefore, the funded status as of December 31, 2012 could differ significantly.

As of March 31, 2012, we had cash and cash equivalents of $97.9 million of which $75.1 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $2.8 million. Based on our domestic cash flows from operations and our other sources of liquidity, including the availability under our revolving credit facility, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our term debt, pay dividends or fund bolt-on acquisitions.

As of March 31, 2012, we had actual total indebtedness of $1,523.0 million, consisting primarily of the term loans under our senior secured credit facility and Titanium Dioxide Pigments venture facility.

Senior secured credit facility. On February 22, 2012, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of its 2014 Notes (€250.1 million and $200.0 million or $534.1 million in the aggregate) in March 2012. The Company paid redemption premiums of $6.7 million and wrote off $3.0 million of deferred financing costs associated with the redemption of 2014 Notes.

As of March 31, 2012, the senior secured credit facility consisted of:

•                  a term loan (“Term Loan A”) in an aggregate principal amount of $350.0 million maturing in February 2017 and bearing interest at Libor plus 2.25% (with a 0.25% reduction for achieving a designated credit rating);

•                  a term loan (“Term Loan B”) in an aggregate principal amount of $841.5 million maturing in February 2018 and bearing interest at Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio); and

•                  a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016. The availability under the revolving credit facility is $180.0 million as of March 31, 2012, subject to outstanding letters of credit of $32.9 million that reduced our availability under such revolving credit facility.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended March 31, 2012, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.59 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended March 31, 2012, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 10.92 to 1.

See the liquidity section in Item. 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s 2011 Annual Report on Form 10-K for a discussion of the other terms of the senior secured credit agreement.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

We were in compliance with the above covenants as of March 31, 2012.

2014 Notes.  As noted above, in March 2012, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of its 2014 Notes (€250.1 million and $200.0 million or $534.1 million in the aggregate).

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of March 31, 2012, the Titanium Dioxide Pigments venture had €195.0 million ($260.2 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($40.0 million). This facility provided for additional borrowings of up to €4.5 million ($6.0 million) as of March 31, 2012 after an outstanding bank guarantee of €25.5 million ($34.0 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in June 2013. In addition, the Titanium Dioxide Pigments venture has other debt of €9.5 million ($12.7 million), primarily related to a defined benefit plan, at interest rates ranging from 3.6% to 5.0%. We may refinance all or a portion of the term loans of our Titanium Dioxide Pigments business or increase the borrowings under such term loans and make a distribution to the venture partners and/or use a portion for expansion projects or other corporate purposes.

As of March 31, 2012, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 1.00%, subject to an adjustment determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•

A leverage coverage ratio: for the twelve-month period ended March 31, 2012, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), must be less than 3.00 to 1; for such period, our ratio equaled 1.00 to 1;

•

An interest coverage ratio: for the twelve-month period ended March 31, 2012, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 4.00 to 1; for such period, our ratio equaled 29.36 to 1; and

•

Cash flow coverage ratio: for the twelve-month period ended March 31, 2012, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 2.45 to 1.

See the liquidity section in Item. 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s 2011 Annual Report on Form 10-K for a discussion of the other terms of the Titanium Dioxide Pigments venture facility.

We were in compliance with the above covenants as of March 31, 2012.

As of March 31, 2012, the weighted average interest rate for the Company is 3.2%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Three months ended
	March 31,
($ in millions)	2012	2011
Net cash provided by operating activities from continuing operations	$47.6	$49.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	125.5	104.3
Current portion of income tax provision	25.5	23.1
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	18.8	28.0
Restructuring and other severance costs	14.2	1.0
Systems/organization establishment expenses	1.6	0.3
Acquisition and disposal costs	—	0.1
Bad debt provision	—	(0.2)
Other	1.7	0.3
Total Adjusted EBITDA from continuing operations	$234.9	$206.6

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2011 Annual Report on Form 10-K. As noted above, in February 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes (€250.1 million and $200.0 million or $534.1 million in the aggregate) in March 2012.

Capital Expenditures

Rockwood’s capital expenditures for the three months ended March 31, 2012 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the three months ended March 31, 2012 and 2011, cash outflows for capital expenditures, net of government grants received, were $74.2 million and $54.2 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

	Three months ended
	March 31,
($ in millions)	2012	2011
Lithium	$25.4	$14.5
Surface Treatment	9.8	5.2
Performance Additives	10.7	6.0
Titanium Dioxide Pigments	16.5	17.2
Advanced Ceramics	9.4	10.0
Corporate and other	2.4	1.3
Total	$74.2	$54.2

Capital expenditures were higher in the first quarter of 2012 primarily due to the expansion of capacity in our Lithium segment in connection with the production of lithium compounds, as well as expansion of capacity in our Color Pigments and Services and Surface Treatment businesses. Future capital expenditures are expected to be higher than prior periods due to ongoing expansion of our lithium capacity, particularly in the United States and Chile, as well as increased capital expenditures in our Surface Treatment and Color Pigments and Services businesses in the United States.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2012, the Company had approximately $40.4 million of letters of credit and other bank guarantees, of which $38.3 million will expire in 2012 through 2016. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $32.9 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

In the Company’s 2011 Annual Report on Form 10-K, the significant accounting policies of the Company are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2012.

One of our critical accounting policies relates to the determination of whether the need for a valuation allowance on deferred tax assets exists, including related to federal net operating loss carryforwards in the U.S. In accordance with our policy, as of March 31, 2012, we calculated the average annual income before taxes in the U.S. on a steady-state normalized basis over the last three years, adjusted for acquisitions or divestitures, if necessary. Based on this calculation, we determined that the negative factors continue to outweigh the positive factors, the most persuasive factor being the lack of sustained domestic income.  As a result, we continued to record a valuation allowance as of March 31, 2012 against the federal net deferred tax assets, excluding deferred tax liabilities related to long-lived assets.  However, if at any point during the rest of 2012 or beyond we are able to demonstrate sufficient positive evidence that our U.S. deferred tax assets will be realized we will reverse all, or a portion of, the valuation allowance at that time. We expect that sufficient positive evidence will most likely occur in the form of sustained future domestic taxable income.

Another critical accounting policy of ours relates to the impairment of goodwill, property, plant and equipment and other intangible assets. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. At the end of 2011, we performed recoverability tests of intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We reaffirmed this assessment at the end of the first quarter of 2012. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2011 Annual Report on Form 10-K. There have been no significant changes to these market risks as of March 31, 2012.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2011 Annual Report on Form 10-K.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material effect on our financial condition, results of operations or cash flows. However, we cannot predict the outcome of any such actions or the potential for such future actions, and cannot predict whether the resolution of such actions could have a material effect on our financial condition, results of operations or cash flows in any quarterly or annual reporting period. See Note 15, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2011 Annual Report on Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2011 Annual Report on Form 10-K. There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this quarterly report.  There were no items to report for the period ended March 31, 2012.

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
Date: May 3, 2012

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 3, 2012

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