Form 10-Q
period 2012-06-30
Rockwood Holdings, Inc.
filed 2012-08-03
CIK 1315695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 77,637,009 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$905.6	$1,000.0	$1,815.1	$1,914.0
Cost of products sold	585.3	654.4	1,152.0	1,247.3
Gross profit	320.3	345.6	663.1	666.7
Selling, general and administrative expenses	167.5	181.4	344.6	362.1
Restructuring and other severance costs	3.7	4.0	17.9	5.0
Operating income	149.1	160.2	300.6	299.6
Other expenses, net:
Interest expense, net (a)	(14.9)	(24.7)	(35.4)	(47.7)
Loss on early extinguishment/modification of debt	(2.7)	(0.3)	(12.4)	(16.5)
Foreign exchange (loss) gain on financing activities, net	(6.7)	2.2	(7.7)	4.2
Other, net	0.1	(0.1)	0.1	(0.1)
Other expenses, net	(24.2)	(22.9)	(55.4)	(60.1)
Income from continuing operations before taxes	124.9	137.3	245.2	239.5
Income tax (benefit) provision	(108.8)	37.8	(78.2)	66.6
Income from continuing operations	233.7	99.5	323.4	172.9
Income from discontinued operations, net of tax (b)	—	5.6	—	120.3
Net income	233.7	105.1	323.4	293.2
Net income attributable to noncontrolling interest	(8.8)	(10.6)	(22.7)	(20.7)
Net income attributable to Rockwood Holdings, Inc.	$224.9	$94.5	$300.7	$272.5

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$224.9	$88.9	$300.7	$152.2
Income from discontinued operations	—	5.6	—	120.3
Net income	$224.9	$94.5	$300.7	$272.5

Basic earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$2.90	$1.16	$3.88	$1.99
Earnings from discontinued operations (b)	—	0.08	—	1.58
Basic earnings per share	$2.90	$1.24	$3.88	$3.57

Diluted earnings per share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$2.81	$1.11	$3.76	$1.91
Earnings from discontinued operations (b)	—	0.07	—	1.51
Diluted earnings per share	$2.81	$1.18	$3.76	$3.42

Weighted average number of basic shares outstanding	77,600	76,446	77,492	76,292
Weighted average number of diluted shares outstanding	80,011	79,946	79,994	79,778

(a) Interest expense includes:
Interest expense on debt	$(13.5)	$(22.1)	$(32.3)	$(50.1)
Mark-to-market gains (losses) on interest rate swaps	0.2	(1.4)	(0.2)	4.9
Deferred financing costs	(1.6)	(1.2)	(2.9)	(2.5)
Total	$(14.9)	$(24.7)	$(35.4)	$(47.7)

(b) Primarily relates to the gain on sale of the plastic compounding business in January 2011.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$233.7	$105.1	$323.4	$293.2
Other comprehensive (loss) income, net of tax:
Pension related adjustments	3.4	(0.9)	1.1	(3.1)
Foreign currency translation (a)	(52.2)	22.4	(18.9)	54.2
Intercompany foreign currency loans	(39.4)	20.0	(16.9)	65.2
Net investment hedges	—	(2.2)	(0.3)	(12.1)
Foreign exchange contracts	(0.3)	(0.4)	(0.3)	1.9
Other comprehensive (loss) income	(88.5)	38.9	(35.3)	106.1
Comprehensive income	145.2	144.0	288.1	399.3
Comprehensive income attributable to noncontrolling interest	(0.1)	(14.0)	(18.4)	(32.5)
Comprehensive income attributable to Rockwood Holdings, Inc.	$145.1	$130.0	$269.7	$366.8

(a)                Excludes $10.1 million reclassified to net income in the six months ended June 30, 2011 related to the sale of the plastic compounding business in January 2011.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$343.4	$321.5
Accounts receivable, net	532.2	454.1
Inventories	763.1	674.3
Deferred income taxes	13.8	10.2
Prepaid expenses and other current assets	64.1	75.1
Total current assets	1,716.6	1,535.2
Property, plant and equipment, net	1,617.4	1,618.5
Goodwill	830.6	849.6
Other intangible assets, net	462.2	509.7
Deferred financing costs, net	36.4	14.3
Deferred income taxes	155.2	19.3
Other assets	51.8	41.0
Total assets	$4,870.2	$4,587.6
LIABILITIES
Current liabilities:
Accounts payable	$213.7	$249.1
Income taxes payable	68.1	45.8
Accrued compensation	109.8	161.4
Accrued expenses and other current liabilities	153.8	129.6
Deferred income taxes	3.7	3.8
Long-term debt, current portion	88.3	250.5
Total current liabilities	637.4	840.2
Long-term debt	1,678.5	1,437.2
Pension and related liabilities	447.8	450.7
Deferred income taxes	93.1	86.5
Other liabilities	110.4	100.6
Total liabilities	2,967.2	2,915.2
Restricted stock units	19.7	14.0
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 77,731 shares issued and 77,637 shares outstanding at June 30, 2012; 400,000 shares authorized, 77,030 shares issued and 76,936 shares outstanding at December 31, 2011)	0.8	0.8
Paid-in capital	1,230.5	1,222.2
Accumulated other comprehensive (loss) income	(20.9)	10.1
Retained earnings	401.2	128.5
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,610.2	1,360.2
Noncontrolling interest	273.1	298.2
Total equity	1,883.3	1,658.4
Total liabilities and equity	$4,870.2	$4,587.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323.4	$293.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax (a)	—	(120.3)
Depreciation and amortization	130.9	133.2
Deferred financing costs amortization	2.9	2.5
Loss on early extinguishment/modification of debt	12.4	16.5
Foreign exchange loss (gain) on financing activities, net	7.7	(4.2)
Fair value adjustment of derivatives	0.2	(4.9)
Bad debt provision	0.1	0.5
Stock-based compensation	5.8	6.4
Deferred income taxes	(131.2)	14.8
Restructuring and other	11.7	0.3
Excess tax benefits from stock-based payment arrangements	(1.4)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(85.8)	(106.1)
Inventories	(100.4)	(38.4)
Prepaid expenses and other assets	(0.7)	(0.8)
Accounts payable	(12.1)	(5.2)
Income taxes payable	24.0	24.7
Accrued expenses and other liabilities	(39.0)	(47.4)
Net cash provided by operating activities of continuing operations	148.5	164.8
Net cash used in operating activities of discontinued operations	(1.9)	(1.8)
Net cash provided by operating activities	146.6	163.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (b)	(144.0)	(110.6)
Acquisitions	(0.8)	(0.8)
Proceeds on sale of assets	1.7	0.3
Net cash used in investing activities of continuing operations	(143.1)	(111.1)
Net cash provided by investing activities of discontinued operations, representing net sale proceeds in 2011	—	300.8
Net cash (used in) provided by investing activities	(143.1)	189.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	6.0	9.2
Excess tax benefits from stock-based payment arrangements	1.4	—
Payments of long-term debt	(664.7)	(432.1)
Proceeds from long-term debt	737.4	—
Loan repayments to noncontrolling shareholders	—	(5.0)
Deferred financing costs	(27.6)	(5.3)
Fees related to early extinguishment/modification of debt	(8.8)	(12.9)
Dividend distributions to noncontrolling shareholder	(41.3)	(0.5)
Net cash provided by (used in) financing activities	2.4	(446.6)
Effect of exchange rate changes on cash and cash equivalents	16.0	(11.6)
Net increase (decrease) in cash and cash equivalents	21.9	(105.5)
Less net decrease in cash and cash equivalents from discontinued operations	—	(16.6)
Increase (decrease) in cash and cash equivalents from continuing operations	21.9	(88.9)
Cash and cash equivalents of continuing operations, beginning of period	321.5	324.1
Cash and cash equivalents of continuing operations, end of period	$343.4	$235.2

Supplemental disclosures of cash flow information:
Interest paid	$38.1	$62.0
Income taxes paid, net of refunds	29.0	27.1
Non-cash investing activities:
Acquisition of capital equipment	15.1	15.1

(a) Primarily relates to the gain on sale of the plastic compounding business in January 2011.

(b) Net of government grants of $7.6 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
					Accumulated
					Other	Retained	Treasury
		Common Stock		Paid-in	Comprehensive	Earnings	Stock		Noncontrolling
	Total	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Interest
Balance, January 1, 2012	$1,658.4	76,936	$0.8	$1,222.2	$10.1	$128.5	94	$(1.4)	$298.2
Issuance of common stock	6.0	701	—	6.0	—	—	—	—	—
Deferred compensation	1.5	—	—	1.5	—	—	—	—	—
Dividend declared to shareholders	(27.2)	—	—	0.8	—	(28.0)	—	—	—
Dividend distributions declared to noncontrolling shareholder	(2.2)	—	—	—	—	—	—	—	(2.2)
Dividend distributions to noncontrolling shareholders	(41.3)	—	—	—	—	—	—	—	(41.3)
Other comprehensive loss, net of tax	(35.3)	—	—	—	(31.0)	—	—	—	(4.3)
Net income	323.4	—	—	—	—	300.7	—	—	22.7
Balance, June 30, 2012	$1,883.3	77,637	$0.8	$1,230.5	$(20.9)	$401.2	94	$(1.4)	$273.1

Balance, January 1, 2011	$1,341.3	75,897	$0.8	$1,202.6	$132.7	$(282.8)	94	$(1.4)	$289.4
Issuance of common stock	9.2	622	—	9.2	—	—	—	—	—
Deferred compensation	6.5	—	—	6.5	—	—	—	—	—
Dividend distributions declared to noncontrolling shareholder	(8.4)	—	—	—	—	—	—	—	(8.4)
Dividend distributions to noncontrolling shareholders	(0.5)	—	—	—	—	—	—	—	(0.5)
Other comprehensive income, net of tax	106.1	—	—	—	94.3	—	—	—	11.8
Net income	293.2	—	—	—	—	272.5	—	—	20.7
Balance, June 30, 2011	$1,747.4	76,519	$0.8	$1,218.3	$227.0	$(10.3)	94	$(1.4)	$313.0

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows and equity for the six months ended June 30, 2012 and 2011. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

On June 11, 2012, the Company’s Board of Directors adopted a policy to commence a quarterly cash dividend program and declared an initial quarterly cash dividend of $0.35 per share which was paid on July 11, 2012 to all common shareholders of record as of June 26, 2012. Accordingly, a dividend payable of $27.2 million has been reflected in our condensed consolidated balance sheet as of June 30, 2012.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the June 30, 2012 exchange rate of €1.00 = $1.2667.  For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the average rate of exchange of the Euro to the U.S. dollar is $1.28 and $1.44, respectively, and $1.30 and $1.40, respectively.

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”). This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. The Company began providing the required additional disclosures from this ASU beginning with its Form 10-Q for the period ended March 31, 2012 for items that are not measured at fair value in the condensed consolidated balance sheets but for which fair value is required to be disclosed in the footnotes (see Note 5, “Financial Instruments and Fair Value Measurements”).

In June 2011, the FASB issued an ASU that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company began providing the required additional disclosures from this ASU beginning with its Form 10-Q for the period ended March 31, 2012 by adding a condensed consolidated statement of comprehensive income.

2.  DISCONTINUED OPERATIONS:

As discussed in the Company’s 2011 Annual Report on Form 10-K, the Company completed the sale of its plastic compounding business on January 7, 2011. Income from discontinued operations, net of tax for the six months ended June 30, 2011 of $120.3 million primarily includes the net gain on the sale of the plastic compounding business of $119.4 million (net of taxes of $77.8 million). In addition, net income for the six months ended June 30, 2011 includes $0.7 million related to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007 and $0.2 million from operating the plastic compounding business.

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

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Net Sales:
Lithium	$124.6	$124.3	$239.3	$237.6
Surface Treatment	183.8	194.3	372.4	376.7
Performance Additives	205.5	221.2	402.0	414.0
Titanium Dioxide Pigments	211.7	256.2	436.8	482.8
Advanced Ceramics	142.8	155.0	287.4	309.1
Corporate and other	37.2	49.0	77.2	93.8
Total	$905.6	$1,000.0	$1,815.1	$1,914.0

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

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Adjusted EBITDA:
Lithium	$48.1	$46.1	$92.5	$87.2
Surface Treatment	39.0	39.9	78.7	77.1
Performance Additives	38.3	46.0	77.1	80.9
Titanium Dioxide Pigments	54.8	63.5	130.4	118.2
Advanced Ceramics	47.7	50.6	94.0	98.9
Corporate and other	(6.8)	(12.5)	(16.7)	(22.1)
Total	$221.1	$233.6	$456.0	$440.2

	Identifiable Assets as of
	June 30,	December 31,
($ in millions)	2012	2011
Lithium	$1,225.8	$1,189.5
Surface Treatment	978.3	947.5
Performance Additives	758.6	745.7
Titanium Dioxide Pigments	1,119.2	929.6
Advanced Ceramics	797.8	810.9
Corporate and other (a)	463.8	409.6
Eliminations (b)	(473.3)	(445.2)
Total	$4,870.2	$4,587.6

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

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully below:

				Titanium
		Surface	Performance	Dioxide	Advanced	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended June 30, 2012
Income (loss) from continuing operations before taxes	$36.4	$23.7	$20.0	$29.6	$31.3	$(16.1)	$124.9
Interest expense, net	0.9	3.6	1.8	3.6	3.6	1.4	14.9
Depreciation and amortization	10.8	7.9	14.7	17.0	12.6	2.1	65.1
Restructuring and other severance costs (a)	0.8	1.2	1.6	—	0.1	—	3.7
Systems/organization establishment expenses (b)	0.3	—	0.1	—	—	—	0.4
Acquisition and disposal costs (c)	—	0.1	—	1.7	—	0.2	2.0
Loss on early extinguishment/modification of debt (d)	—	—	—	2.7	—	—	2.7
Foreign exchange (gain) loss on financing activities, net	(1.2)	2.1	(0.1)	—	0.2	5.7	6.7
Other	0.1	0.4	0.2	0.2	(0.1)	(0.1)	0.7
Total Adjusted EBITDA	$48.1	$39.0	$38.3	$54.8	$47.7	$(6.8)	$221.1
Three months ended June 30, 2011
Income (loss) from continuing operations before taxes	$31.9	$25.2	$28.4	$40.7	$31.4	$(20.3)	$137.3
Interest expense, net	2.0	4.9	2.2	4.2	5.4	6.0	24.7
Depreciation and amortization	10.4	8.7	14.5	18.3	13.7	2.2	67.8
Restructuring and other severance costs (a)	1.9	1.3	0.7	—	0.1	—	4.0
Systems/organization establishment expenses (b)	—	0.2	0.2	0.3	—	—	0.7
Acquisition and disposal costs	—	—	—	—	—	0.1	0.1
Loss on early extinguishment/modification of debt (d)	(0.2)	0.2	—	—	—	0.3	0.3
Foreign exchange loss (gain) on financing activities, net	0.1	(1.0)	—	—	(0.1)	(1.2)	(2.2)
Other	—	0.4	—	—	0.1	0.4	0.9
Total Adjusted EBITDA	$46.1	$39.9	$46.0	$63.5	$50.6	$(12.5)	$233.6
Six months ended June 30, 2012
Income (loss) from continuing operations before taxes	$52.4	$46.4	$38.5	$83.2	$59.9	$(35.2)	$245.2
Interest expense, net	1.9	8.8	4.0	5.5	8.2	7.0	35.4
Depreciation and amortization	21.5	15.8	29.8	34.3	25.4	4.1	130.9
Restructuring and other severance costs (a)	12.1	2.0	3.6	—	0.1	0.1	17.9
Systems/organization establishment expenses (f)	0.3	—	0.2	1.5	—	—	2.0
Acquisition and disposal costs (c)	—	0.1	—	1.7	—	0.2	2.0
Loss on early extinguishment/modification of debt (d)	2.2	3.0	0.9	2.7	0.7	2.9	12.4
Foreign exchange loss (gain) on financing activities, net	2.0	2.1	(0.1)	—	(0.3)	4.0	7.7
Other (e)	0.1	0.5	0.2	1.5	—	0.2	2.5
Total Adjusted EBITDA	$92.5	$78.7	$77.1	$130.4	$94.0	$(16.7)	$456.0
Six months ended June 30, 2011
Income (loss) from continuing operations before taxes	$57.6	$42.4	$43.5	$79.4	$56.2	$(39.6)	$239.5
Interest expense, net	4.2	10.8	4.7	3.1	11.6	13.3	47.7
Depreciation and amortization	20.1	17.5	28.7	35.4	27.1	4.4	133.2
Restructuring and other severance costs (a)	1.9	2.2	0.8	—	0.1	—	5.0
Systems/organization establishment expenses (b)	—	0.3	0.4	0.3	—	—	1.0
Acquisition and disposal costs	—	0.1	—	—	—	0.1	0.2
Loss on early extinguishment/modification of debt (d)	2.9	4.7	1.7	—	4.0	3.2	16.5
Foreign exchange loss (gain) on financing activities, net	0.4	(1.4)	1.0	—	(0.2)	(4.0)	(4.2)
Other	0.1	0.5	0.1	—	0.1	0.5	1.3
Total Adjusted EBITDA	$87.2	$77.1	$80.9	$118.2	$98.9	$(22.1)	$440.2

(a)     See Note 14, “Restructuring and Other Severance Costs,” for further details.

(b)     Primarily relates to costs incurred in conjunction with the integration of businesses acquired.

(c)     Primarily relates to fees incurred in connection with the acquisition of certain business assets, including production assets and inventory, of crenox GmbH, a German titanium dioxide producer.

(d)     See Note 9, “Long-Term Debt,” for further details.

(e)      Primarily relates to professional fees incurred in connection with exploring strategic options in the Company’s Titanium Dioxide Pigments segment.

(f)      Primarily relates to settlement costs associated with the termination of a supply agreement related to the formation of the Company’s Titanium Dioxide Pigments venture.

4.  VARIABLE INTEREST ENTITIES:

See Note 4, “Variable Interest Entities,” in the Company’s 2011 Annual Report on Form 10-K for a detailed discussion of the Company’s evaluation of variable interest entities.

Viance LLC Joint Venture

At June 30, 2012 and December 31, 2011, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
($ in millions)	2012	2011
Cash and cash equivalents	$7.2	$2.9
Other current assets	11.3	10.8
Total current assets	18.5	13.7
Other intangible assets, net	61.8	65.1
Other assets	2.9	3.1
Total assets	$83.2	$81.9

Total liabilities	$4.6	$4.8

Titanium Dioxide Pigments Venture

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”).  Kemira Oyj (“Kemira”), the noncontrolling shareholder in the venture, is a cooperative participant and has an interest in the power plant via ownership of a special share class. The venture purchased energy from Kemira of $8.5 million and $10.6 million in the three months ended June 30, 2012 and 2011, respectively, and $19.6 million and $21.5 million in the six months ended June 30, 2012 and 2011, respectively. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the condensed consolidated financial statements.

Other

As of June 30, 2012 and December 31, 2011, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, was $20.9 million and $18.6 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheets and represent Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Qualifying Hedges

Cash Flow Hedges

Foreign currency forward contracts are utilized to hedge forecasted transactions for certain foreign currencies in the Company’s Surface Treatment segment. These contracts are designated as foreign currency cash flow hedges. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. The net deferred losses on foreign currency contracts for cash flow hedge accounting are expected to be reclassified into earnings by the end of December 2012.

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the three and six months ended June 30, 2012.

Net Investment Hedges

In prior periods, the Company designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €14.1 million at December 31, 2011). In March 2012, the Company dedesignated this net investment hedge.  Prior to the dedesignation, foreign currency gains and losses resulting from the Euro-denominated debt discussed above were accounted for as a component of accumulated other comprehensive income.  After the dedesignation, such foreign currency gains and losses resulting from the Euro-denominated debt have been recorded in the consolidated statements of operations.

Interest Rate Swaps Not Designated as Hedging Instruments

The Company is not required under the terms of its senior credit facility to hedge, or otherwise protect against interest rate fluctuations in its variable-rate debt. However, in June 2012, the Company’s Titanium Dioxide Pigments venture (Sachtleben) entered into a new facility agreement (See Note 9, “Long-Term Debt”) which requires Sachtleben to convert 50% of the term loan balances from variable to fixed interest rates for a period of two years.

Prior to executing the new facility agreement, Sachtleben had entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. These contracts effectively converted all of the obligations under the titanium dioxide pigments venture’s term loan facility to fixed rate obligations. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market adjustment of these derivatives as a component of interest expense in its condensed consolidated statements of operations. Including interest rate swaps, the Company had $1,479.3 million ($841.5 million of which was subject to a Libor floor of 1.00%) and $855.0 million (the majority of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of June 30, 2012 and December 31, 2011, respectively.

To comply with the requirement to convert 50% of the term loan balances from variable to fixed interest rates under the new facility agreement, Sachtleben entered into interest rate swaps in July 2012 with an aggregate notional amount of €400.0 million. The new swaps mature in September 2014. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure and may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration.

In February 2011, in connection with the refinancing of the senior secured credit facility, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2012 and December 31, 2011:

		June 30, 2012		December 31, 2011
($ in millions)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$7.2	$0.3		$—
Total derivatives designated as hedging instruments			$0.3		$—

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$228.0	$2.4	$252.7	$1.5
	Other liabilities		—		0.7
Total derivatives not designated as hedging instruments			$2.4		$2.2

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of June 30, 2012 and December 31, 2011 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of June 30, 2012 and December 31, 2011, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2012 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$(0.4)	$(1.0)	$(0.3)	$2.0

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$—	$(2.2)	$(0.3)	$(12.1)

For the three and six months ended June 30, 2012, losses of $0.1 million were reclassified from accumulated other comprehensive income into income. For the three and six months ended June 30, 2011, gains of $1.1 million and $1.4 million, respectively, were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss)
	Three months ended June 30,		Six months ended June 30,		Recognized in Income on
($ in millions)	2012	2011	2012	2011	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$0.2	$(1.4)	$(0.2)	$4.9	Interest expense
Total derivatives	$0.2	$(1.4)	$(0.2)	$4.9

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of June 30, 2012 and December 31, 2011, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2011 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —                  Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012			As of December 31, 2011
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$60.9	$60.9	$—	$154.7	$154.7	$—
Government debt securities	0.9	0.9	—	0.9	0.9	—
Total assets at fair value	$61.8	$61.8	$—	$155.6	$155.6	$—

Liabilities
Interest rate swaps	$2.4	$—	$2.4	$2.2	$—	$2.2
Foreign exchange contracts	0.3	—	0.3	—	—	—
Total liabilities at fair value	$2.7	$—	$2.7	$2.2	$—	$2.2

Note Receivable

The Company has a non-interest bearing note receivable from its titanium dioxide pigments venture partner that is due in August 2028 with a carrying value of $5.9 million as of June 30, 2012. The fair value of the note receivable is approximately $9.8 million at June 30, 2012 and is categorized as Level 3 in the fair value hierarchy. The fair value is determined based on an internally developed valuation that uses current interest rates in developing a present value of the receivable.

Debt

The carrying value of the Company’s term loans under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement approximates fair value as they bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these term loans as Level 2 in the fair value hierarchy.

6.  INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2012	2011
Raw materials	$236.2	$222.9
Work-in-process	103.7	88.9
Finished goods	416.4	355.3
Packaging materials	6.8	7.2
Total	$763.1	$674.3

7.  GOODWILL:

Below are goodwill balances and activity by segment:

		Surface	Advanced	Corporate
($ in millions)	Lithium	Treatment	Ceramics	and other	Total
Balance, December 31, 2011	$259.3	$336.2	$249.4	$4.7	$849.6
Foreign exchange	(6.1)	(7.0)	(5.7)	(0.2)	(19.0)
Balance, June 30, 2012	$253.2	$329.2	$243.7	$4.5	$830.6

8.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of June 30, 2012			As of December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$358.6	$(188.4)	$170.2	$363.7	$(178.0)	$185.7
Trade names and trademarks	110.8	(39.6)	71.2	127.7	(42.2)	85.5
Customer relationships	329.8	(157.1)	172.7	334.2	(146.7)	187.5
Supply agreements	58.5	(26.0)	32.5	59.3	(22.9)	36.4
Other	54.8	(39.2)	15.6	51.1	(36.5)	14.6
Total	$912.5	$(450.3)	$462.2	$936.0	$(426.3)	$509.7

In the first quarter of 2012, the Company wrote-off a trade name in the amount of $10.3 million in the Lithium segment in connection with the restructuring of the Specialty Chemicals business.

Amortization of other intangible assets was $17.9 million and $20.1 million for the three months ended June 30, 2012 and 2011, respectively, and $36.0 million and $39.4 million for the six months ended June 30, 2012 and 2011, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2012	$71.0
2013	68.0
2014	60.3
2015	53.3
2016	48.1

9.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ and € in millions)	2012	2011
Senior secured credit facilities:
Term Loan A	$350.0	$—
Term Loan B	841.5	845.8
2014 Notes (€250.1 and $200.0 as of December 31, 2011)	—	524.1
Titanium Dioxide Pigments venture term loans:
Term Loan A (€200.0 and €195.0, respectively)	253.3	252.7
Term Loan B (€200.0)	253.3	—
Capitalized lease obligations	33.5	35.4
Other loans	35.2	29.7
	1,766.8	1,687.7
Less current maturities	(88.3)	(250.5)
	$1,678.5	$1,437.2

On February 22, 2012, the Company issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million. The proceeds, along with cash on hand, were used in March 2012 to redeem all of its 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment) and pay accrued interest. In the first quarter of 2012, the Company paid redemption premiums of $6.7 million and wrote-off $3.0 million of deferred financing costs associated with the redemption of the 2014 Notes.

In June 2012, the Company’s titanium dioxide venture, Sachtleben GmbH, entered into a new facility agreement in the aggregate amount of €430.0 million ($544.6 million), consisting of €200.0 million ($253.3 million) of term loan A, €200.0 million ($253.3 million) of term loan B and a €30.0 million ($38.0 million) revolving credit facility. Sachtleben GmbH used the proceeds to retire existing term loans (€195.0 million - $244.1 million) and pay a dividend to the venture partners (€83.5 million - $105.8 million, of which $64.5 million was paid to Rockwood and $41.3 million was paid to Kemira). In July 2012, Sachtleben GmbH made an additional payment to the venture partners totaling €5.3 million ($6.4 million, of which $3.9 million was paid to Rockwood and $2.5 million was paid to Kemira) and acquired certain business assets, including production assets and inventory, of crenox GmbH. Term loan A is payable in semi-annual installments over its five-year term. Term loan B and the revolving credit facility have a maturity of five years. In connection with this refinancing, the Company recorded a charge of $2.7 million in the second quarter of 2012 comprised of fees of $2.4 million and the write-off of deferred financing costs of $0.3 million.

The Company recorded a charge of $16.5 million in the six months ended June 30, 2011 comprised of related fees of $13.4 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing of its senior secured credit facility in February 2011.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2011 Annual Report on Form 10-K.

10.  INCOME TAXES:

For the three months ended June 30, 2012, the Company recorded an income tax benefit of $108.8 million on income from continuing operations before taxes of $124.9 million. This income tax benefit resulted from a $139.0 million reversal of the Company’s federal valuation allowance against its net federal deferred tax assets. The Company evaluates evidence at each balance sheet date to determine if it is more likely than not that the Company will be able to utilize its net deferred tax assets in future years. At June 30, 2012, the evidence related to the net federal deferred tax assets indicated that the positive factors outweighed the negative factors.

Accordingly, the Company concluded that it was more likely than not that the net federal deferred tax assets will be utilized in future years and reversed $139.0 million of its federal valuation allowance.

The effective tax rate on income from continuing operations was (87.1)% and (31.9)% for the three and six months ended June 30, 2012, respectively, compared to 27.5% and 27.8% for the three and six months ended June 30, 2011, respectively. Excluding the impact of the $139.0 million valuation allowance reversal, the effective tax rate on income from continuing operations was 24.2% and 24.8% for the three and six months ended June 30, 2012, respectively. The effective tax rate for each period is lower than the U.S. statutory rate of 35.0% primarily due to the favorable impact of certain current year domestic income that was not tax effected due to a valuation allowance reversal and a beneficial foreign earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2011	$181.8
U.S. valuation allowance reversal - future years’ income	(139.0)
U.S. valuation allowance reversal - current year income	(6.3)
Balance as of June 30, 2012	$36.5

Unrecognized tax benefits at June 30, 2012 were $30.3 million, all of which, if recognized, would impact the effective tax rate. The Company had accrued $8.7 million for interest and penalties as of June 30, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $1.2 million or a charge of up to $0.2 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2012 and December 31, 2011 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans caused income from continuing operations before taxes to decrease by $2.9 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively, and $5.8 million and $6.4 million for the six months ended June 30, 2012 and 2011, respectively. The total tax benefit recognized related to stock options was $0.4 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2011 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

12.  PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Service cost	$2.4	$2.3	$4.8	$4.5
Interest cost	7.7	8.7	15.6	17.0
Expected return on assets	(3.8)	(4.3)	(7.7)	(8.5)
Amortization of actuarial losses	1.7	0.7	3.5	1.3
Amortization of prior service cost	0.2	0.1	0.4	0.3
Total pension cost	$8.2	$7.5	$16.6	$14.6

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $25.6 million during 2012, of which $11.2 million was contributed in the six months ended June 30, 2012.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $3.1 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively, and $6.9 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively.  The expense for the multi-employer plans was $1.3 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.

13.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts; shares in thousands)	2012	2011	2012	2011
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$224.9	$88.9	$300.7	$152.2
Income from discontinued operations (a)	—	5.6	—	120.3
Net income	$224.9	$94.5	$300.7	$272.5

EPS Denominator:
Basic weighted average number of common shares outstanding	77,600	76,446	77,492	76,292
Effect of dilutive stock options and other incentives	2,411	3,500	2,502	3,486
Diluted weighted average number of common shares outstanding and common stock equivalents	80,011	79,946	79,994	79,778

Basic earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$2.90	$1.16	$3.88	$1.99
Earnings from discontinued operations, net of tax (a)	—	0.08	—	1.58
Basic earnings per common share	$2.90	$1.24	$3.88	$3.57

Diluted earnings per common share attributable to Rockwood Holdings, Inc.:
Earnings from continuing operations	$2.81	$1.11	$3.76	$1.91
Earnings from discontinued operations, net of tax (a)	—	0.07	—	1.51
Diluted earnings per common share	$2.81	$1.18	$3.76	$3.42

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

The following table provides the restructuring and other severance costs for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Severance/Relocation	$1.1	$2.6	$1.7	$3.1
Facility/entity closure and other	1.4	0.7	2.7	1.2
Asset write-downs	0.2	—	11.5	—
Restructuring charge	2.7	3.3	15.9	4.3
Other severance costs	1.0	0.7	2.0	0.7
Total	$3.7	$4.0	$17.9	$5.0

For the three and six months ended June 30, 2012, the restructuring charges primarily relate to the write-off of a trade name in the amount of $10.3 million in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment and facility closure costs in connection with organizational changes in the Lithium, Surface Treatment and Performance Additives segments.

All restructuring actions still in progress as of June 30, 2012 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the future consolidation of the North American Surface Treatment and Color Pigments and Services businesses. However, payouts of certain liabilities resulting from these actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2011	$5.8	$2.4	$8.2
Restructuring charge in 2012 (a)	1.7	2.7	4.4
Utilized	(2.2)	(3.2)	(5.4)
Foreign exchange and other	0.2	—	0.2
Liability balance, June 30, 2012	$5.5	$1.9	$7.4

(a)                Excludes $11.5 million of asset write-downs described above.

The total charges for open restructuring actions and the future costs for those actions are summarized below:

		Surface	Performance
($ in millions)	Lithium	Treatment	Additives	Total
Severance/Relocation
Total charges	$2.8	$3.4	$2.9	$9.1
Incurred to date	(2.5)	(2.9)	(1.9)	(7.3)
Expected future costs	$0.3	$0.5	$1.0	$1.8
Facility/Entity Closure
Total charges (a)	$14.4	$5.4	$4.4	$24.2
Incurred to date (a)	(12.8)	(2.1)	(1.1)	(16.0)
Expected future costs	$1.6	$3.3	$3.3	$8.2

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly operated a business of manufacturing and distributing sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant in several lawsuits in Germany and the Netherlands, which were initiated prior to and after the sale of the business, relating to allegedly defective sealants. The court in the Dutch litigation recently concluded that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €1.0 million ($1.3 million) to €4.0 million ($5.1 million) as of June 30, 2012. However, the Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

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

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation in the amount of €4.2 million ($5.3 million). The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the fiscal court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of June 30, 2012 is from €0.0 million to €4.2 million ($5.3 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. The United States government recently filed a notice of election indicating that it will not intervene at this time regarding a complaint, which was ordered to be unsealed by the court in June 2012, filed by Osmose, Inc. The complaint alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products.  The Company cannot predict the likelihood of further legal action or estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

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

Reserves in connection with known product liability matters do not individually exceed $1.9 million and in the aggregate $3.6 million as of June 30, 2012. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of June 30, 2012, the Company has recorded a reserve of €4.9 million ($6.2 million) against its related receivable of €5.4 million ($6.8 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at June 30, 2012:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Sens	X
Germany	Duisburg	X			X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin	X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X	X
	Kidsgrove			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Harrisburg, NC	X		X
	Kings Mountain, NC				X
	Laurens, SC		X
	Middletown, NY	X		X		X
	Pineville, NC					X
	Silver Peak, NV	X			X
	Sunbright, VA	X				X
	Valdosta, GA	X

(a)	The Company is currently operating groundwater monitoring and/or remediation systems at these locations.

(b)	The Company is currently operating groundwater monitoring and/or remediation systems at these locations for which prior owners or insurers have assumed responsibility.

(c)	The Company is currently conducting investigations into additional possible soil and/or groundwater contamination at these locations.

(d)	The Company has land restoration obligations generally relating to landfill activities or surface mining at these locations.

(e)	The Company is responsible for liabilities related to environmental matters at these closed facilities.

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Augusta, GA, Niagara Falls, NY and South Gate, CA and has reserves for these matters totaling $0.1 million as of June 30, 2012.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $48.4 million and $49.8 million for environmental liabilities as of June 30, 2012 and December 31, 2011, most of which were classified as other non-current liabilities in the consolidated balance sheets.

Included in the environmental liabilities are reclamation obligations of $22.2 million and $23.2 million as of June 30, 2012 and December 31, 2011, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($26.2 million and $26.6 million as of June 30, 2012 and December 31, 2011, respectively), represent remediation obligations. Of these accruals, $14.5 million and $14.6 million as of June 30, 2012 and December 31, 2011, respectively, represent liabilities discounted using discount rates ranging from 4.3% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental liabilities (excluding reclamation obligations) as of June 30, 2012 is from $26.2 million to $49.2 million. For the six months ended June 30, 2012, the Company recorded charges of $0.2 million to increase its environmental liabilities and made payments of $0.9 million for reclamation and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2012, the recurring cost of managing hazardous substances for ongoing operations is $24.6 million.

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

16.      SUBSEQUENT EVENTS

In July 2012, the Company’s titanium dioxide venture Sachtleben GmbH acquired certain business assets, including production assets and inventory, of crenox GmbH, a German titanium dioxide producer, from the insolvency administrator.  crenox GmbH has been under administration since 2009 as a result of the creditor protection proceedings affecting its former parent company Tronox Inc.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We operate through five reportable segments: (1) Lithium; (2) Surface Treatment; (3) Performance Additives; (4) Titanium Dioxide Pigments; and (5) Advanced Ceramics.  We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction, bolt-on acquisitions and increasing stockholder value.

On June 11, 2012, our Board of Directors adopted a policy to commence a quarterly cash dividend program and declared an initial quarterly cash dividend of $0.35 per share which was paid on July 11, 2012 to all common shareholders of record as of June 26, 2012.

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

The following table is a summary of our financial highlights:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts)	2012	2011	2012	2011
Net sales	$905.6	$1,000.0	$1,815.1	$1,914.0

Net income from continuing operations	224.9	88.9	300.7	152.2

Adjusted EBITDA from continuing operations	221.1	233.6	456.0	440.2

Adjusted EBITDA from continuing operations margin	24.4%	23.4%	25.1%	23.0%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc.	2.81	1.11	3.76	1.91

Results — Second Quarter Review

Total net sales were down in the second quarter of 2012 compared to the same period in the prior year primarily due to lower volumes, particularly in Titanium Dioxide Pigments and Color Pigments and Services, and the negative impact of currency changes. This was partially offset by increased selling prices across most businesses.

Adjusted EBITDA decreased in the second quarter of 2012 compared to the same period in the prior year primarily due to the negative impact of currency changes, lower volumes in Titanium Dioxide Pigments and Color Pigments and Services, and higher raw material costs, primarily Titanium Dioxide Pigments. This was partially offset by higher selling prices across most businesses.

Net income and diluted earnings per share were higher in the second quarter of 2012 compared to the same period in the prior year primarily from a $139.0 million reversal of our federal valuation allowance on net federal deferred tax assets.

Results — Year-to-date Review

Total net sales were down in the six months ended June 30, 2012 compared to the same period in the prior year primarily due to lower volumes, particularly in the Titanium Dioxide Pigments segment and the Color Pigments and Services business, and the negative impact of currency changes. This was partially offset by increased selling prices across most businesses.

Adjusted EBITDA increased in the six months ended June 30, 2012 compared to the same period in the prior year primarily due to higher selling prices, partially offset by lower volumes, higher raw material costs and the negative impact of currency changes.

Net income and diluted earnings per share were higher in the six months ended June 30, 2012 compared to the same period in the prior year primarily from a $139.0 million reversal of our federal valuation allowance on net federal deferred tax assets.

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

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2011, net sales were up primarily from increased selling prices and increased volumes of lithium products. In the first six months of 2012, net sales were up primarily from increased selling prices, as well as higher volumes of lithium products for the battery industry, partially offset by a decline in potash and butyllithium volumes. Compared to the second half of the prior year, we expect net sales growth for the remainder of the year driven by higher selling prices, as well as increased volumes of lithium products for the battery industry.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. In the first six months of 2012, excluding the impact of currency changes, net sales were up primarily from higher selling prices in certain markets. Compared to the second half of the prior year, we expect slight net sales growth for the remainder of the year primarily from higher selling prices.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2011 and the first six months of 2012. European construction volumes were up slightly in 2011, but were down in the first six months of 2012. Volumes of coatings and specialties products were down in 2011 and the first six months of 2012.  We do not expect any significant increase in volumes for the remainder of the year due to our exposure to the construction markets.

•                  Demand for our wood protection products, in particular Ecolife and alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction.  In 2011, and the first six months of 2012, net sales were up primarily from higher selling prices, as well as slightly higher volumes. Results for the remainder of the year could be negatively impacted by our exposure to the construction market.

•                  In the Clay-based Additives business, higher North American volumes in most markets, particularly oilfield, and higher selling prices, had a favorable impact on results in 2011 and in the first six months of 2012.  We expect volumes to reflect overall economic trends in our key markets in North America and Europe.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2011, higher selling prices were partially offset by lower volumes. In the first six months of 2012, net sales were down as lower volumes were partially offset by higher selling prices. Compared to the second half of the prior year, we expect net sales to be higher for the remainder of the year despite slower demand primarily from higher selling prices to offset raw material price increases, particularly for slag and ilmenite.

•                  Our functional additives sales were up in 2011 as higher selling prices had a favorable impact on results. In the first six months of 2012, our functional additives sales were down as lower volumes were partially offset by increased selling prices. Compared to the second half of the prior year, we expect net sales of functional additives applications to be higher for the remainder of the year from higher selling prices to offset raw material cost increases.

•                  In July 2012, our titanium dioxide venture Sachtleben GmbH acquired certain business assets, including production assets and inventory, of crenox GmbH, a German titanium dioxide producer from the insolvency administrator.  crenox GmbH has been under administration since 2009 as a result of the creditor protection proceedings affecting its former parent company Tronox Inc.

Advanced Ceramics

•                  Demand for our ceramic components for medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2011 and the first six months of 2012 on higher volumes. We expect growth of medical applications for the remainder of the year, primarily in ceramic hip applications.

•                  Sales of most product applications, including cutting tools, mechanical applications and electronic applications were up in 2011 on higher volumes. In the first six months of 2012, lower volumes of electronic applications, mechanical systems and cutting tools were partially offset by increased volumes of mechanical applications.  Lower volumes of electronic applications were driven by a slowdown in the market for power electronic applications in the energy and semiconductor industries and lower volumes of mechanical systems were driven by lower demand for faucet disks. We expect sales for cutting tools to be below prior year amounts due to a slowdown of worldwide automotive production. We expect demand for ceramics for electronic applications and mechanical systems to be at lower levels for the remainder of the year.

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

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 81 manufacturing facilities in more than 20 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2012, the average exchange rate of the Euro against the U.S. dollar was lower compared to the same period in 2011. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of June 30, 2012 which are denominated in Euros are converted at the June 30, 2012 exchange rate of €1.00 = $1.2667.  For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the average rate of exchange of the Euro to the U.S. dollar is $1.28 and $1.44, respectively, and $1.30 and $1.40, respectively.

Raw Materials

Raw materials constituted approximately 48% of our 2011 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2011. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2011 and the first six months of 2012, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. For example, in 2011 and the first six months of 2012, we experienced higher prices for slag and ilmenite used in our Titanium Dioxide Pigments segment and copper used in our Timber Treatment Chemicals business. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2011 Annual Report on Form 10-K.

Energy Costs

In 2011, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our

Performance Additives segment, energy costs are more significant. Energy costs were up in 2011 and were up in the first six months of 2012.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2011 and in the first six months of 2012.  Natural gas prices in North America were down in 2011 and in the first six months of 2012.

Income Taxes

We recorded an income tax benefit of $108.8 million on income from continuing operations before taxes of $124.9 million in the three months ended June 30, 2012. The income tax benefit in the second quarter of 2012 was favorably impacted by a $139.0 million reversal of our federal valuation allowance against our net federal deferred tax assets. In addition, the income tax benefit was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance reversal and a beneficial foreign earnings mix.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the three and six months ended June 30, 2012 and 2011.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Statement of operations data:
Net sales:
Lithium	$124.6	$124.3	$239.3	$237.6
Surface Treatment	183.8	194.3	372.4	376.7
Performance Additives	205.5	221.2	402.0	414.0
Titanium Dioxide Pigments	211.7	256.2	436.8	482.8
Advanced Ceramics	142.8	155.0	287.4	309.1
Corporate and other	37.2	49.0	77.2	93.8
Total net sales	905.6	1,000.0	1,815.1	1,914.0

Gross profit	320.3	345.6	663.1	666.7
	35.4%	34.6%	36.5%	34.8%
Selling, general and administrative expenses	167.5	181.4	344.6	362.1
	18.5%	18.1%	19.0%	18.9%
Restructuring and other severance costs	3.7	4.0	17.9	5.0
Operating income (loss):
Lithium	36.1	33.9	58.5	65.2
	29.0%	27.3%	24.4%	27.4%
Surface Treatment	29.6	29.3	60.5	56.5
	16.1%	15.1%	16.2%	15.0%
Performance Additives	21.6	30.5	43.2	50.8
	10.5%	13.8%	10.7%	12.3%
Titanium Dioxide Pigments	35.9	44.9	91.4	82.5
	17.0%	17.5%	20.9%	17.1%
Advanced Ceramics	35.0	36.8	68.4	71.7
	24.5%	23.7%	23.8%	23.2%
Corporate and other	(9.1)	(15.2)	(21.4)	(27.1)
Total operating income	149.1	160.2	300.6	299.6
Other expenses, net:
Interest expense, net	(14.9)	(24.7)	(35.4)	(47.7)
Loss on early extinguishment/modification of debt	(2.7)	(0.3)	(12.4)	(16.5)
Foreign exchange (loss) gain on financing activities, net	(6.7)	2.2	(7.7)	4.2
Other, net	0.1	(0.1)	0.1	(0.1)
Other expenses, net	(24.2)	(22.9)	(55.4)	(60.1)
Income from continuing operations before taxes	124.9	137.3	245.2	239.5
Income tax (benefit) provision	(108.8)	37.8	(78.2)	66.6
Income from continuing operations	233.7	99.5	323.4	172.9
Income from discontinued operations, net of tax (a)	—	5.6	—	120.3
Net income	233.7	105.1	323.4	293.2
Net income attributable to noncontrolling interest	(8.8)	(10.6)	(22.7)	(20.7)
Net income attributable to Rockwood Holdings, Inc.	$224.9	$94.5	$300.7	$272.5
Adjusted EBITDA from continuing operations:
Lithium	$48.1	$46.1	$92.5	$87.2
	38.6%	37.1%	38.7%	36.7%
Surface Treatment	39.0	39.9	78.7	77.1
	21.2%	20.5%	21.1%	20.5%
Performance Additives	38.3	46.0	77.1	80.9
	18.6%	20.8%	19.2%	19.5%
Titanium Dioxide Pigments	54.8	63.5	130.4	118.2
	25.9%	24.8%	29.9%	24.5%
Advanced Ceramics	47.7	50.6	94.0	98.9
	33.4%	32.6%	32.7%	32.0%
Corporate and other	(6.8)	(12.5)	(16.7)	(22.1)
Total Adjusted EBITDA from continuing operations	$221.1	$233.6	$456.0	$440.2

(a)                  Primarily relates to the gain on sale of the plastic compounding business in January 2011.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Overview

Net sales decreased $94.4 million, or 9.4%, over the prior year primarily due to lower volumes of $84.0 million and the negative impact of currency changes of $75.1 million, partially offset by increased selling prices of $60.3 million. See further discussion by segment below.

Operating income decreased $11.1 million, or 6.9%, over the prior year primarily due to the gross margin impact of lower sales volumes of $41.6 million, higher raw material prices of $22.2 million and the negative impact of currency changes of $13.6 million. This was partially offset by increased selling prices of $60.3 million and lower corporate-related costs of $6.7 million, primarily from lower variable compensation costs.

Adjusted EBITDA decreased $12.5 million, or 5.4%, over the prior year primarily due to the reasons noted above.

Net income from continuing operations increased $134.2 million to $233.7 million for the three months ended June 30, 2012 primarily due to a $139.0 million reversal of a federal valuation allowance on net deferred tax assets (see further details below and in Note 10, “Income Taxes”), partially offset by the reasons noted above.

The income from discontinued operations of $5.6 million recorded in the three months ended June 30, 2011 is primarily related to the gain on sale of discontinued operations, net of tax, of $4.9 million. Included in this amount is a tax benefit of $4.0 million associated with a re-filing of our Alternative Minimum Tax (AMT) position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest of $8.8 million was recorded for the three months ended June 30, 2012 compared to $10.6 million for the three months ended June 30, 2011. The change from the prior year was primarily related to lower earnings in the Titanium Dioxide Pigments venture in the three months ended June 30, 2012.

Net income attributable to Rockwood Holdings, Inc. increased $130.4 million to $224.9 million for the three months ended June 30, 2012 compared with the same period in the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $0.3 million, or 0.2%, over the prior year primarily on increased selling prices of $9.4 million, partially offset by the negative impact of currency changes of $6.4 million and lower volumes of $2.8 million, primarily butyllithium applications in Asia.

Surface Treatment. Net sales decreased $10.5 million, or 5.4%, over the prior year primarily due to the negative impact of currency changes of $16.4 million and lower volumes of $2.6 million, partially offset by increased selling prices of $8.5 million.

Performance Additives.  Net sales decreased $15.7 million, or 7.1%, over the prior year primarily due to lower volumes of $21.0 million primarily in our Color Pigments and Services business and the negative impact of currency changes of $6.7 million, partially offset by increased selling prices of $6.3 million and a favorable product mix of $5.7 million.

Titanium Dioxide Pigments.  Net sales decreased $44.5 million, or 17.4%, over the prior year primarily from lower volumes of $58.7 million and the negative impact of currency changes of $25.6 million, partially offset by increased selling prices of $40.9 million.

Advanced Ceramics.  Net sales decreased $12.2 million, or 7.9%, over the prior year primarily from the negative impact of currency changes of $15.5 million, partially offset by increased volumes of $4.7 million, particularly medical applications.

Other. Net sales decreased $11.8 million, or 24.1%, over the prior year primarily on lower volumes and selling prices of $3.7 million and $3.6 million, respectively, in the metal sulfides business, and the negative impact of currency changes of $4.5 million.

Gross profit

Gross profit decreased $25.3 million, or 7.3%, over the prior year primarily from the impact of the lower volumes of $41.6 million, the negative impact of currency changes of $26.7 million and higher raw material prices of $22.2 million, partially offset by higher selling prices of $60.3 million. Gross profit as a percentage of net sales were 35.4% and 34.6% for the three months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative (SG&A) expenses

SG&A expenses decreased $13.9 million, or 7.7%, over the prior year primarily due to the impact of currency changes, but did not change significantly as a percentage of net sales.

Restructuring and other severance costs

See Note 14, “Restructuring And Other Severance Costs,” for further details.

Operating income

Lithium. Operating income increased $2.2 million, or 6.5%, over the prior year primarily due to higher selling prices of $9.4 million, partially offset by higher selling general and administrative costs of $3.1 million, including research and development costs, higher raw material costs of $2.0 million and the negative impact of currency changes of $1.2 million.

Surface Treatment. Operating income increased $0.3 million, or 1.0%, over the prior year primarily due to higher selling prices of $8.5 million and lower depreciation and amortization costs of $0.8 million, partially offset by the negative impact of currency changes of $2.5 million, higher selling general and administrative costs of $2.3 million, the gross margin impact of lower volumes of $2.0 million and higher raw material costs of $1.9 million.

Performance Additives. Operating income decreased $8.9 million, or 29.2%, over the prior year primarily due to the gross margin impact of lower volumes of $11.1 million, higher raw material costs of $4.1 million, and higher restructuring and other severance costs of $0.9 million, partially offset by increased selling prices of $6.3 million.

Titanium Dioxide Pigments. Operating income decreased $9.0 million, or 20.0%, over the prior year primarily due to the gross margin impact of lower volumes of $31.0 million, higher raw material prices of $17.1 million, particularly for slag and ilmenite, and the negative impact of currency changes of $4.6 million. This was partially offset by higher selling prices of $40.9 million.

Advanced Ceramics. Operating income decreased $1.8 million, or 4.9%, over the prior year primarily from the negative impact of currency changes of $4.2 million, partially offset by the gross margin impact of higher volumes of $2.7 million.

Corporate. Operating loss decreased $6.1 million, or 40.1%, over the prior year primarily from lower variable compensation costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $9.8 million, or 39.7%, compared to the prior year primarily due to debt repayments.

Loss on early extinguishment/modification of debt.  In connection with the refinancing and repayment of our titanium dioxide venture term loans in June 2012, we recorded a charge of $2.7 million in the second quarter of 2012 comprised of fees of $2.4 million and the write-off of deferred financing costs of $0.3 million.

Foreign exchange, net.  For the three months ended June 30, 2012, foreign exchange losses of $6.7 million were reported primarily related to the impact of the weaker Euro as of June 30, 2012 versus March 31, 2012 in connection with non-operating Euro-denominated transactions.  For the three months ended June 30, 2011, foreign exchange gains of $2.2 million were reported primarily related to the impact of the stronger Euro as of June 30, 2011 versus March 31, 2011 in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax benefit of $108.8 million on income from continuing operations before taxes of $124.9 million for the three months ended June 30, 2012. The income tax benefit in the second quarter of 2012 resulted from a $139.0 million reversal of our federal valuation allowance against our net federal deferred tax assets. In addition, the income tax benefit was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance reversal and a beneficial foreign earnings mix.

We recorded an income tax provision of $37.8 million on income from continuing operations before taxes of $137.3 million for the three months ended June 30, 2011. The income tax provision in the second quarter of 2011 was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance and a beneficial foreign earnings mix.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $2.0 million, or 4.3%, over the prior year primarily due to higher selling prices of $9.4 million, partially offset by higher selling general and administrative costs of $3.1 million, including research and development costs, higher raw material costs of $2.0 million and the negative impact of currency changes of $1.9 million.

Surface Treatment. Adjusted EBITDA decreased $0.9 million, or 2.3%, over the prior year primarily due to the negative impact of currency changes of $3.0 million, higher selling general and administrative costs of $2.3 million, the gross margin impact of lower volumes of $2.0 million and higher raw material costs of $1.9 million, partially offset by higher selling prices of $8.5 million,.

Performance Additives. Adjusted EBITDA decreased $7.7 million, or 16.7%, over the prior year primarily due to the gross margin impact of lower volumes of $11.1 million and higher raw material costs of $4.1 million, partially offset by increased selling prices of $6.3 million.

Titanium Dioxide Pigments. Adjusted EBITDA decreased $8.7 million, or 13.7%, over the prior year primarily due to the gross margin impact of lower volumes of $31.0 million, higher raw material prices of $17.1 million, particularly for slag and ilmenite, and the negative impact of currency changes of $6.6 million, partially offset by higher selling prices of $40.9 million.

Advanced Ceramics.  Adjusted EBITDA decreased $2.9 million, or 5.7%, over the prior year primarily from the negative impact of currency changes of $5.6 million, partially offset by the gross margin impact of higher volumes of $2.7 million.

Corporate. Operating loss decreased $5.7 million, or 45.6%, over the prior year primarily from lower variable compensation costs.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Overview

Net sales decreased $98.9 million, or 5.2%, over the prior year primarily due to lower volumes of $134.5 million and the negative impact of currency changes of $103.1 million, partially offset by increased selling prices of $136.7 million. See further discussion by segment below.

Operating income increased $1.0 million, or 0.3%, over the prior year primarily due to increased selling prices of $136.7 million and lower corporate-related costs of $7.9 million, primarily from lower variable compensation costs, partially offset by the gross margin impact of lower sales volumes of $71.7 million, higher raw material prices of $41.0 million, the negative impact of currency changes of $19.8 million, and higher restructuring and other severance costs of $12.9 million.

Adjusted EBITDA increased $15.8 million, or 3.6%, over the prior year primarily due to the reasons noted above, and the increase in restructuring and other severance costs which are excluded from Adjusted EBITDA.

Net income from continuing operations increased $150.5 million to $323.4 million for the six months ended June 30, 2012 primarily due to a $139.0 million reversal of a federal valuation allowance on net deferred tax assets (see further details below and in Note 10, “Income Taxes”) and the reasons noted above.

The income from discontinued operations of $120.3 million is primarily related to the gain on sale of discontinued operations, net of tax, of $119.4 million recorded in the six months ended June 30, 2011.

Net income attributable to noncontrolling interest of $22.7 million was recorded for the six months ended June 30, 2012 compared to $20.7 million for the six months ended June 30, 2011. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the six months ended June 30, 2012.

Net income attributable to Rockwood Holdings, Inc. increased $28.2 million, or 10.3%, over the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $1.7 million, or 0.7%, over the prior year primarily on increased selling prices of $14.3 million, partially offset by the negative impact of currency changes of $8.5 million and lower volumes of $4.1 million.

Surface Treatment. Net sales decreased $4.3 million, or 1.1%, over the prior year due to the negative impact of currency changes of $22.9 million, partially offset by increased selling prices of $18.4 million in certain markets.

Performance Additives.  Net sales decreased $12.0 million, or 2.9%, over the prior year primarily due to lower volumes of $18.6 million, particularly in our Color Pigments and Services business, and the negative impact of currency changes of $9.1 million, partially offset by increased selling prices of $14.7 million.

Titanium Dioxide Pigments.  Net sales decreased $46.0 million, or 9.5%, over the prior year primarily from lower volumes of $108.9 million and the negative impact of currency changes of $35.4 million, partially offset by increased selling prices of $97.3 million.

Advanced Ceramics.  Net sales decreased $21.7 million, or 7.0%, over the prior year primarily from the negative impact of currency changes.

Other. Net sales decreased $16.6 million, or 17.7%, over the prior year primarily on lower selling prices of $6.5 million and lower volumes of $4.0 million in the metal sulfides business, and the negative impact of currency changes of $6.2 million.

Gross profit

Gross profit decreased $3.6 million, or 0.5%, over the prior year primarily from the impact of the lower volumes of $71.7 million, higher raw material prices of $41.0 million and the negative impact of currency changes of $37.8 million, partially offset by higher selling prices of $136.7 million and miscellaneous cost decreases. Gross profit as a percentage of net sales were 36.5% and 34.8% for the six months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses

SG&A expenses decreased $17.5 million, or 4.8%, over the prior year primarily due to the impact of currency changes, but did not change significantly as a percentage of net sales.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $17.9 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively. Restructuring and other severance costs recorded in the six months ended June 30, 2012 include the write-off of a trade name in the amount of $10.3 million in the Lithium segment in connection with the reorganization of the former Specialty Chemicals segment. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Operating income

Lithium. Operating income decreased $6.7 million, or 10.3%, over the prior year primarily due to higher restructuring and other severance costs of $10.2 million primarily related to the write-off of a trade name in connection with the reorganization of the Specialty Chemicals business, higher selling, general and administrative costs of $6.3 million, including research and development costs, and the negative impact of currency changes of $2.1 million, partially offset by higher selling prices of $14.3 million.

Surface Treatment. Operating income increased $4.0 million, or 7.1%, over the prior year primarily due to higher selling prices of $18.4 million, partially offset by higher raw material costs of $5.6 million, higher selling general and administrative costs of $5.4 million and the negative impact of currency changes of $3.5 million.

Performance Additives. Operating income decreased $7.6 million, or 15.0%, over the prior year primarily due to the gross margin impact of lower volumes of $10.0 million, higher raw material costs of $9.3 million, particularly for quaternary amine and copper, and higher restructuring and other severance costs of $2.8 million, partially offset by increased selling prices of $14.7 million.

Titanium Dioxide Pigments. Operating income increased $8.9 million, or 10.8%, over the prior year primarily due to higher selling prices of $97.3 million, partially offset by the gross margin impact of lower volumes of $60.5 million and higher raw material prices of $29.6 million, particularly slag and ilmenite.

Advanced Ceramics. Operating income decreased $3.3 million, or 4.6%, over the prior year primarily from the negative impact of currency changes of $5.7 million, lower selling prices of $1.8 million and higher raw material costs of $1.2 million, partially offset by lower manufacturing costs of $6.3 million, particularly on improved productivity and lower maintenance costs.

Corporate. Operating loss decreased $5.7 million, or 21.0%, over the prior year primarily from lower variable compensation costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $12.3 million, or 25.8%, compared to the prior year. The six months ended June 30, 2012 and 2011 included non-cash losses and gains of $(0.2) million and $4.9 million, respectively representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses and gains, interest expense, net decreased $17.4 million, or 33.1%, primarily due to the impact from debt repayments ($10.7 million) and lower interest rates ($3.2 million) related to the 2011 and 2012 debt refinancings and the termination of interest rate swaps ($1.3 million).

Loss on early extinguishment/modification of debt.  In the six months ended June 30, 2012, we recorded a charge of $12.4 million in connection with the redemption of our 2014 Notes in March 2012 (a charge of $9.7 million comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs) and in connection with the refinancing and repayment of our titanium dioxide venture term loans in June 2012 (a charge of $2.7 million comprised of fees of $2.4 million and the write-off of deferred financing costs of $0.3 million). In the six months ended June 30, 2011, we recorded a charge of $16.5 million in connection with the refinancing and repayment of our senior secured term loans in February 2011 comprised of fees of $13.4 million and the write-off of deferred financing costs of $3.1 million.

Foreign exchange, net.  For the six months ended June 30, 2012, foreign exchange losses of $7.7 million were reported primarily related to the impact of the weaker Euro as of June 30, 2012 versus December 31, 2011 in connection with non-operating Euro-denominated transactions.  For the six months ended June 30, 2011, foreign exchange gains of $4.2 million were reported primarily related to the impact of the stronger Euro as of June 30, 2011 versus December 31, 2010 in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax benefit of $78.2 million on income from continuing operations before taxes of $245.2 million for the six months ended June 30, 2012. The income tax benefit in the six months ended June 30, 2012 resulted from a $139.0 million reversal of our federal valuation allowance against our net federal deferred tax assets. In addition, the income tax benefit was favorably impacted by certain domestic income that was not tax effected due to a valuation allowance reversal and a beneficial foreign earnings mix.

We recorded an income tax provision of $66.6 million on income from continuing operations before taxes of $239.5 million in the six months ended June 30, 2011. The income tax provision in the six months ended June 30, 2011 was favorably impacted by certain current year domestic income that was not tax effected due to a valuation allowance and a beneficial foreign earnings mix.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $5.3 million, or 6.1%, over the prior year primarily due to higher selling prices of $14.3 million, partially offset by higher selling, general and administrative costs of $6.3 million, including research and development costs, and the negative impact of currency changes of $3.0 million.

Surface Treatment. Adjusted EBITDA increased $1.6 million, or 2.1%, over the prior year primarily due to higher selling prices of $18.4 million, partially offset by higher raw material costs of $5.6 million, higher selling general and administrative costs of $5.4 million and the negative impact of currency changes of $4.2 million.

Performance Additives. Adjusted EBITDA decreased $3.8 million, or 4.7%, over the prior year primarily due to the gross margin impact of lower volumes of $10.0 million, higher raw material costs of $9.3 million, particularly for quaternary amine and copper, partially offset by increased selling prices of $14.7 million.

Titanium Dioxide Pigments. Adjusted EBITDA increased $12.2 million, or 10.3%, over the prior year primarily due to higher selling prices of $97.3 million, partially offset by the gross margin impact of lower volumes of $60.5 million, higher raw material prices of $29.6 million, particularly for slag and ilmenite.

Advanced Ceramics.  Adjusted EBITDA decreased $4.9 million, or 5.0%, over the prior year primarily from the negative impact of currency changes of $7.6 million, lower selling prices of $1.8 million and higher raw material costs of $1.2 million, partially offset by lower manufacturing costs of $6.3 million, particularly on improved productivity and lower maintenance costs.

Corporate. Operating loss decreased $5.4 million, or 24.4%, over the prior year primarily from lower variable compensation costs.

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

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Net income attributable to Rockwood Holdings, Inc.	$224.9	$94.5	$300.7	$272.5
Net income attributable to noncontrolling interest	8.8	10.6	22.7	20.7
Net income	233.7	105.1	323.4	293.2
Income tax (benefit) provision	(108.8)	37.8	(78.2)	66.6
Income from discontinued operations, net of tax	—	(5.6)	—	(120.3)
Income from continuing operations before taxes	124.9	137.3	245.2	239.5
Interest expense, net	14.9	24.7	35.4	47.7
Depreciation and amortization	65.1	67.8	130.9	133.2
Restructuring and other severance costs	3.7	4.0	17.9	5.0
Systems/organization establishment expenses	0.4	0.7	2.0	1.0
Acquisition and disposal costs	2.0	0.1	2.0	0.2
Loss on early extinguishment/modification of debt	2.7	0.3	12.4	16.5
Foreign exchange loss (gain) on financing activities, net	6.7	(2.2)	7.7	(4.2)
Other	0.7	0.9	2.5	1.3
Total Adjusted EBITDA from continuing operations	$221.1	$233.6	$456.0	$440.2

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $146.6 million and $163.0 million for the six months ended June 30, 2012 and 2011, respectively. This decrease was primarily due to the higher use of operating cash from working capital changes, partially offset by higher net income from continuing operations.

Investing Activities.  Net cash (used in) provided by investing activities was $(143.1) million and $189.7 million for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to net proceeds received of $300.8 million in 2011 related to the sale of our plastic compounding business, as well as increased capital expenditures, net of government grants received, in 2012.

Financing Activities.  Net cash provided by (used in) financing activities was $2.4 million and $(446.6) million for the six months ended June 30, 2012 and 2011, respectively. In the first six months of 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes ($534.1 million in the aggregate based on the exchange rate in effect on the date of payment).  In addition, in June 2012, our titanium dioxide venture Sachtleben GmbH issued new term loans in the aggregate amount of €400.0 million ($500.7 million based on the exchange rate in effect on the date of the transaction) and used a portion of the proceeds to retire existing term loans (€195.0 million - $244.1 million) and to pay a dividend to the venture partners (€83.5 million - $105.8 million, of which $64.5 million was paid to Rockwood and $41.3 million was paid to Kemira).  In the first six months of 2011, we voluntarily prepaid $408.9 million of our senior secured term loans and paid related fees of $12.9 million in connection with the refinancing of our senior secured credit facility.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments and acquisitions.

On June 11, 2012, our Board of Directors adopted a policy to commence a quarterly cash dividend program and declared an initial quarterly cash dividend of $0.35 per share which was paid on July 11, 2012 to all common shareholders of record as of June 26, 2012. Accordingly, a dividend payable of $27.2 million has been reflected in our condensed consolidated balance sheet as of June 30, 2012.

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

Our overall unfunded position in our defined benefit plans as of June 30, 2012 is $461.3 million and the funded status of our plans is 35%. However, 75% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $115.5 million and the funded status is 67%. The funding of our pension plans was in compliance with local requirements as of June 30, 2012. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. Such cash outflows were less than pension expense in 2011 and the first six months of 2012. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually. Therefore, the funded status as of December 31, 2012 could differ significantly.

As of June 30, 2012, we had cash and cash equivalents of $343.4 million of which $273.7 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $3.4 million. Based on our domestic cash flows from operations and our other sources of liquidity, including the availability under our revolving credit facility, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our term debt, pay dividends or fund bolt-on acquisitions.

As of June 30, 2012, we had actual total indebtedness of $1,766.8 million, consisting primarily of the term loans under our senior secured credit facility and the Titanium Dioxide Pigments venture facility.

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

As of June 30, 2012, the senior secured credit facility consisted of:

•                  a term loan (“Term Loan A”) in an aggregate principal amount of $350.0 million maturing in February 2017, with semi-annual principal payments ranging from $13.1 million to $17.5 million and bearing interest at Libor plus 2.25% (with a 0.25% reduction for achieving a designated credit rating);

•                  a term loan (“Term Loan B”) in an aggregate principal amount of $841.5 million maturing in February 2018 and bearing interest at Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio); and

•                  a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016. The availability under the revolving credit facility is $180.0 million as of June 30, 2012, subject to outstanding letters of credit of $32.5 million that reduced our availability under such revolving credit facility.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended June 30, 2012, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.79 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended June 30, 2012, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 12.01 to 1.

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

We were in compliance with the above covenants as of June 30, 2012.

Titanium Dioxide Pigments venture term loans and revolving credit facility.  As noted above, our titanium dioxide venture Sachtleben GmbH entered into a new facility agreement in the aggregate amount of €430.0 million, consisting of €200.0 million of term loan A, €200.0 million of term loan B and a €30.0 million revolving credit facility.  See Note 9, “Long-Term Debt,” for further details.  This facility provided for additional borrowings of up to €4.5 million ($5.7 million) as of June 30, 2012 after an outstanding bank guarantee of €25.5 million ($32.3 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in May 2017.

As of June 30, 2012, the interest rate on term loan A and the revolving credit facility is Euribor (or Libor if the currency is in USD) plus 3.25% and the interest rate on term loan B is Euribor plus 3.50%, both subject to an adjustment determined by reference to a leverage ratio test. Term loan A is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced six months from such date and the remainder due at the final maturity date. Term loan B is payable in full at maturity. The term loan and revolving credit facility may be repaid in advance without penalty.

The new facility agreement includes a mandatory provision which requires Sachtleben GmbH to convert 50% of the term loan balances from variable to fixed interest rates for a period of two years. In July 2012, Sachtleben GmbH entered into interest rate swaps to fix the interest rate for two years (see Note 5, “Financial Instruments and Fair Value Measurements,” for further details).

These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement required the venture to meet the following financial covenant as of June 30, 2012:

•                  A leverage coverage ratio: for the twelve-month period ended June 30, 2012, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), must be less than 2.70 to 1; for such period, our ratio equaled 1.53 to 1;

The following financial covenants are required beginning as of December 31, 2012:

•                  An interest coverage ratio: for the twelve-month period, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 5.00 to 1; and

•                  A cash flow coverage ratio: for the twelve-month period, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00.

We were in compliance with the above covenants as of June 30, 2012.

As of June 30, 2012, the weighted average interest rate for the Company is 3.72%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Six months ended
	June 30,
($ in millions)	2012	2011
Net cash provided by operating activities from continuing operations	$148.5	$164.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	197.9	166.8
Current portion of income tax provision	53.0	51.8
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	32.3	50.1
Restructuring and other severance costs	17.9	5.0
Systems/organization establishment expenses	2.0	1.0
Acquisition and disposal costs	2.0	0.2
Bad debt provision	(0.1)	(0.5)
Other	2.5	1.0
Total Adjusted EBITDA from continuing operations	$456.0	$440.2

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2011 Annual Report on Form 10-K. As noted above, in February 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes (€250.1 million and $200.0 million or $534.1 million in the aggregate) in March 2012.  In addition, in June 2012, our titanium dioxide venture Sachtleben GmbH issued new term loans in the aggregate amount of €430.0 million, consisting of €200.0 million of term loan A and €200.0 million of term loan B and a €30.0 million revolving credit facility.

Capital Expenditures

Rockwood’s capital expenditures for the three months ended June 30, 2012 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the six months ended June 30, 2012 and 2011, cash outflows for capital expenditures, net of government grants received, were $144.0 million and $110.6 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

	Six months ended
	June 30,
($ in millions)	2012	2011
Lithium	$44.5	$28.4
Surface Treatment	19.0	9.0
Performance Additives	19.2	13.5
Titanium Dioxide Pigments	37.7	32.3
Advanced Ceramics	17.8	21.4
Corporate and other	5.8	6.0
Total	$144.0	$110.6

Capital expenditures were higher in the first six months of 2012 primarily due to the expansion of capacity in our Lithium segment in connection with the production of lithium compounds, as well as expansion of capacity in our Color Pigments and Services and Surface Treatment businesses. Future capital expenditures are expected to be higher than prior periods due to ongoing expansion of our lithium capacity, particularly in the United States and Chile, as well as increased capital expenditures in our Color Pigments and Services businesses in the United States.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2012, the Company had approximately $39.9 million of letters of credit and other bank guarantees, of which $37.9 million will expire in 2012 through 2017. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $32.5 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

In the Company’s 2011 Annual Report on Form 10-K, the significant accounting policies of the Company are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2012.

One of our critical accounting policies relates to determining the need to establish or maintain a valuation allowance against our net deferred tax assets. In accordance with our policy, we evaluate evidence at each balance sheet date to determine if it is more likely than not that we will be able to utilize the net deferred tax assets in future years. At June 30, 2012, the evidence related to net federal deferred tax assets indicated that the positive factors outweighed the negative factors in that the Company is projecting profit before tax for the remainder of the year and the foreseeable future, and, in the second quarter of 2012, the Company achieved a three year cumulative profit before tax position and had achieved sustained profitability. Accordingly, we concluded that it was more likely than not that the federal net deferred tax assets will be utilized in future years and reversed $139.0 million of our federal valuation allowance.

Another critical accounting policy of ours relates to the impairment of goodwill, property, plant and equipment and other intangible assets. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. At the end of 2011, we performed recoverability tests of intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We reaffirmed this assessment at the end of the second quarter of 2012. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2011 Annual Report on Form 10-K. There have been no significant changes to these market risks as of June 30, 2012.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. The United States government recently filed a notice of election indicating that it will not intervene at this time regarding a complaint, which was ordered to be unsealed by the court in June 2012, filed by Osmose, Inc.  The complaint alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products.  The Company cannot predict the likelihood of further legal action or estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

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
Date: August 3, 2012

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: August 3, 2012

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