Form 10-K
period 2012-12-31
Rockwood Holdings, Inc.
filed 2013-02-25
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012 was $3,086,922,989.

As of February 21, 2013, there were 79,005,148 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 21, 2013, is incorporated by reference in Part III to the extent described therein.

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

•              our high level of indebtedness;

•              risks associated with negotiating, consummating and integrating acquisitions and divestitures;

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

Unless otherwise noted, all balance sheet related items as of December 31, 2012 which are denominated in Euros are converted at the December 31, 2012 exchange rate of €1.00 = $1.3193.  For the years ended December 31, 2012, 2011 and 2010, the average rate of exchange of the Euro to the U.S. dollar is $1.2864, $1.3923 and $1.3272, respectively.

General

Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood is focused on lithium and surface treatment chemicals, advanced ceramics, titanium dioxide pigments, iron-oxide pigments, timber-treatment chemicals and clay-based additives.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including chemicals and plastics, metal treatment and general industry, automotive, life sciences (including pharmaceutical and medical markets), specialty coatings, construction, and electronics and telecommunications. No single end-use market accounted for more than 17% of our 2012 net sales.

We have a number of growth product lines, such as lithium battery applications in our Lithium business, aerospace products in our Surface Treatment business and ceramic medical device components in our Advanced Ceramics business, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues. Our high margins, diverse customer and end-use market base, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in 80 facilities in more than twenty countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2012 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” in the accompanying consolidated financial statements.

We operate our business through the following five business segments: (1) Lithium; (2) Surface Treatment; (3) Performance Additives; (4) Titanium Dioxide Pigments and (5) Advanced Ceramics. The following table sets forth net sales of each segment, and the percentage of our net sales for the year ended December 31, 2012, as well as our principal products and our principal end-use markets. For financial information about each segment, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.”

	2012 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets
Lithium	$474.4	13%	• Lithium compounds and chemicals	• Life sciences (pharmaceutical synthesis and polymers) • Polymerization initiators for elastomers • Batteries for hybrid and electric vehicles and electronic devices
Surface Treatment	$723.2	21%	• Metal surface treatment chemicals including corrosion protection/ prevention oils • Maintenance chemicals	• Automotive pre-coating metal treatment and car body pre-treatment • Steel and metal working • Aircraft industry
Performance Additives	$731.5	21%	• Iron-oxide pigments • Wood protection products • Inorganic chemicals • Synthetic and organic thickeners • Flocculants	• Residential and commercial construction and plastics • Coatings • Personal care, paper manufacturing and foundries • Oilfield • Water treatment
Titanium Dioxide Pigments	$889.4	25%	• Titanium dioxide pigments • Barium compounds • Zinc compounds	• Synthetic fibers for clothing • Plastics • Paper • Paints and coatings • Pharmaceutical contrast media
Advanced Ceramics	$546.7	16%	• Ceramic ball head and liner components used in hip joint prostheses systems • Ceramic tapes • Cutting tools • Wear and corrosion • Armor components	• Medical (hip replacement surgery) • Industrial • Electronics • Automotive
Corporate and other (a)	$141.7	4%	• Natural and synthetic metal sulfides • Wafer recycling and repair • Rubber/thermoplastic components	• Disc brakes • Semiconductors manufacturing • Automotive
	$3,506.9	100%

(a)               Primarily represents our metal sulfides business, as well as our European wafer reclaim business and rubber/thermoplastic compounding business.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. We operate a geographically diverse business, with 54% of our net sales in 2012 generated from shipments to customers in Europe, 24% to North America (predominantly the United States), 15% to Asia and 7% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 8% of such net sales. Our largest end-use market represented approximately 17% of such net sales. The following chart provides a breakdown of our 2012 net sales by end-use markets:

Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials to customers in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including the medical applications sector through our Advanced Ceramics segment and the pharmaceutical sector through our Lithium segment.

Operating Segments

The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

Lithium (13% of 2012 net sales)

Our Lithium segment operates under the Rockwood Lithium brand name and develops lithium chemicals for a wide range of industries and end markets. We believe that our Lithium business line is the leading global producer of lithium products, specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.  Our Lithium segment generated net sales of $474.4 million, $456.5 million and $397.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Lithium segment.

Our Lithium segment develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. We operate our lithium business along the following five business divisions reflecting its core end-markets: (1) Lithium Salts; (2) Special Salts; (3) Butyllithium/Lithium Metal; (4) Battery Products and (5) Lithium Specialties.

In addition to developing and supplying lithium compounds, we provide technical service, including the handling and use of reactive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. We plan to continue to focus on the development of new products and applications. Currently, we are in the process of developing lithium compounds for several near to medium-term, new and potentially high growth products for various applications, such as pharmaceuticals and batteries for electric vehicles.

In 2012, we began construction of a new 20,000 metric ton lithium carbonate plant at our La Negra, Chile facility. The Company expects this plant to be completed in 2014. In August 2012, we commenced production at our Kings Mountain, North Carolina facility at our new state-of-the art lithium hydroxide plant which will produce high-purity lithium hydroxide for advanced transportation batteries.

Our Lithium segment also develops and manufactures advanced metal-based specialty chemicals under its Special Metals business division. Special Metals develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various pyrotechnical applications, including airbag igniters. In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of new cesium products in the chemicals industry, the pharmaceuticals industry, the defense industry and for use in catalytic applications. We also continuously monitor our customers’ industries for potential new applications for our products. In addition, we expect to expand our business by penetrating growth markets such as India and China.

Principal Business Divisions

Lithium

Lithium Salts. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications, and potash. Our products include: (1) lithium carbonate, which is used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in the rubber industry; (4) lithium chloride, which is principally used in gas and air treatment; and (5) potash, which we produce as a by-product of the lithium brine production at our salar in Chile.

Special Salts.To focus more on the specialties within the salts business, we develop and manufacture products including: (1) lithium phosphate which is used as a catalyst for chemical reactions; (2) lithium bromide, which is traditionally used for air conditioning applications and (3) lithium carbonate pharmaceutical grade, which is used in pharmaceutical applications in the United States and Europe.

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

Lithium Specialties. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The principal products in this business division are lithium aluminum hydride and lithium amides, for which we believe we hold leading market positions. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely with research and development departments of pharmaceutical companies, especially in the European market, in order to develop products and solutions tailored for their needs. In addition, several variations of our lithium specialties are designed to produce liquid crystals for flat screens.

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

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, we hold a leading market position in its niche markets. Key competitors include Cabot Corporation and Sigma Aldrich Corporation. Competition is based on product quality and product diversity.

Customers

Lithium serves approximately 1,500 customers worldwide in its lithium and special metal business. Lithium’s customers include Bayer CropScience (a division of Bayer AG), Syngenta AG, Umicore S.A., Samsung SDI Co. Ltd. and Royal DSM N.V.

Surface Treatment (21% of 2012 net sales)

Our Surface Treatment segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services for a wide range of industries and end markets. This segment supplies surface treatment products and solutions for metal processing industries. Our Surface Treatment segment generated net sales of $723.2 million, $743.2 million and $662.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Surface Treatment segment.

We believe that our Surface Treatment segment is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metal-working industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to approximately 50,000 customers and operates in different locations in over 20 countries for production, warehousing or research and development. Surface Treatment operates in the following core end-markets: Automotive Technologies and Components, Cold Forming and Coil, General Industry (including Aluminum Finishing) and Aerospace Technologies.

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

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions. We have expanded our production in India and built a new state-of-the-art plant in Michigan in the United States which was completed in October 2012. These investments will help us meet the increasing demand for our product portfolio and to consolidate our plants in the United States. We also are involved with a number of research and development projects with industrial partners and scientific institutes on a regular basis that help us fulfill our needs for more cost efficient and environmentally compatible technologies. As a result, new products and improved technologies were launched in recent years and more are expected in the future.

The core end-markets that Surface Treatment operates in are as follows:

Automotive Technologies and Components. We provide surface treatment products and solutions for automotive original equipment manufacturers (“OEMs”), including an entire range of products and services for use in the “paint shop” step of car-body and automotive component manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car-body treatment (zinc-phosphating), paint coagulation and cleaning and pre-treatment of automotive components such as aluminum wheels. Our services typically include intensive process control and chemical management in the customer’s production processes. We are in the process of implementing zinc-phosphate replacements globally, and believe that this represents an attractive growth area in this market. We participate with our joint ventures in China and India for the growth of this segment in the emerging markets.

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

Aerospace Technologies. We provide products and services for Aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products are used for the interior and exterior cleaning of airplanes and range from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines, and aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute to growth in the next few years. In the last few years, we introduced new low-density sealants in the market place.

Competition

We believe we are a leader in the global metal surface treatment market. Our competitors include Henkel AG & Co. KGaA, Nihon Parkerizing Co., Ltd., PPG Industries, Inc. and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the industry served and its specific customer needs. Surface Treatment’s largest customers include Daimler AG, ArcelorMittal, Volkswagen AG, European Aeronautic Defence and Space Company (EADS) N.V and Ford. The composition of the customer base varies widely among product groups and industries served. The Automotive Technologies and Components business division serves approximately 300 customers, primarily global OEMs, and approximately 1,000 small to large customers in the components markets; the Cold Forming and Coil business division serves approximately 1,000 mid-size to large customers; the General Industry business division serves approximately 44,000 small to large customers in a broad range of industries worldwide; and the Aerospace Technologies business division serves approximately 4,000 small to large customers worldwide.

Performance Additives (21% of 2012 net sales)

Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $731.5 million, $784.4 million and $726.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Performance Additives segment.

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

In December 2011, we announced that we will build an advanced technology production facility in Augusta, Georgia for the synthesis of iron-oxide pigments. This plant is expected to supply the highest quality color pigments to North American customers, to strengthen customer service and to reduce lead time and improve product development potential. This plant is estimated to be completed by the end of 2014. Following the completion of this plant, we expect to close our St. Louis, Missouri manufacturing facility and part of our Beltsville, Maryland facility.

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

Paints, Coatings and Colorants. We also develop and manufacture color pigments for the paints, coatings, plastics, paper and rubber end-use markets including our brands Ferroxide, Trans-oxide, Solaplex, Solarox and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of our products are considered industry standards in the markets in which we compete, such as our Mapico yellow and Copperas red pigments for architectural and industrial applications and our heat-stable tans, which can tolerate applications requiring high-temperature processing, such as plastic compounding and roofing granules. Solarox is a new generation of iron-oxide pigments that enable surfaces to self-clean, reduce air pollution and inhibit microbial growth. We have successfully patented the product in Europe and North America and expect greater recognition and demand as climate warming initiatives gain traction.

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

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America and Europe, and we market these products through our joint venture formed in 2007. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy, mold inhibition and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002; Ecolife, our new non-metallic wood preservative technology; copper azole; and chromated copper arsenate, or CCA. In 2008, we introduced our newest Ecolife system which utilizes a high-performance non-metallic preservative with enhanced environmental benefits. Introductory commercialization began in 2008, and in 2012, we began to see a positive impact from this technology. We expect Ecolife to take advantage of market desire for non-metallic wood protection products and the growth potential in the development and commercialization of the next generation of wood protection products. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications for our products include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

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

Competition

We believe that our Timber Treatment Chemicals business is one of the leading manufacturers of wood protection products in North America, along with Lonza Group Ltd. and Osmose, Inc. Other competitors, particularly in Europe, are BASF Group, Kurt Obermeier GmbH & Co. KG and Rutgers AG. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few competitors overall. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include

Allweather Wood, LLC., C.M. Tucker Lumber Companies, LLC., Envirofor Preservers Ltd., Georgia-Pacific Corporation, Jeld-Wen, Inc., Koshii Preserving Co. Ltd., Land and Sea Forest Products of Pennsylvania Corporation, Spartanburg Forest Products, Inc., Sunbelt Forest Products Corporation, and Sundre Forest Products, Ltd. Customers of our inorganic chemicals product line include Evonik Degussa GmbH, Rohm and Haas Company (a subsidiary of The Dow Chemical Company), Nalco, An Ecolab Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

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

Oilfield. We offer a line of Claytone organoclays, which are a type of specially treated clays, for use in diesel and synthetic oilfield drilling fluids, which help to control viscosity and flow properties. These additives also help to suspend the cuttings in the fluid, so that they can be expelled from the well efficiently. An eventual recovery in US horizontal/shale drilling activity related to an increase in rig count should have a positive effect on demand for organoclays.

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

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and its sales and technical support. Our direct competitors in these markets include Elementis plc, Laviosa Chimica Mineraria S.p.A., R.T. Vanderbilt Company, Inc., Amcol, and Feralco AB. We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

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

Titanium Dioxide Pigments (25% of 2012 net sales)

Our Titanium Dioxide Pigments segment operates under the Sachtleben brand name and is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. This segment operated under a venture formed in September 2008 with Kemira Oyj (“Kemira”), in which we owned 61% as of December 31, 2012. Titanium Dioxide Pigments comprises two business lines: (1) Titanium Dioxide; and (2) Functional Additives. Our Titanium Dioxide Pigments segment generated net sales of $889.4 million, $930.4 million and $759.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment and Note 4, “Variable Interest Entities,” for further details.

On February 15, 2013, we acquired Kemira’s 39% interest in the joint venture for a purchase price of €97.5 million, subject to certain adjustments.  As a result, we own 100% of the Titanium Dioxide Pigments business.

Titanium Dioxide

Our Titanium Dioxide business line is a leading producer of specialty grade titanium dioxide (“TiO2”), serving a wide variety of customers in the synthetic fibers, plastics, paints, packaging inks, coatings, cosmetics, pharmaceuticals and paper industries. TiO2 is a fine white powder that derives its value from its unparalleled whitening strength and opacifying ability, which is commonly referred to as hiding power. Our Titanium Dioxide segment’s principal products include TiO2 in anatase grade, TiO2 in rutile grade and titanium specialties. This segment also provides recycling services for sulfuric waste acid.

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

In July 2012, our Sachtleben titanium dioxide venture acquired certain business assets, primarily inventory and other production assets, of crenox GmbH, a German titanium dioxide producer from the insolvency administrator. This acquisition further enhanced Sachtleben’s position as a leading global supplier of high-quality titanium dioxide pigments.

Principal Products

TiO2 in Anatase Grade. We develop and manufacture high quality anatase TiO2 pigments. These pigments are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. We believe our anatase pigment, sold under the brand name Hombitan , is a leading global-selling TiO2 product for applications in the synthetic fiber industry.

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

Competition

Titanium Dioxide Pigments’ key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2; (2) DuPont Titanium Technologies, Cristal Global, Tronox Incorporated and Huntsman LLC for rutile-based TiO2; and (3) Tayca Corporation, Ishihara Corporation and Evonik Degussa for TiO2 specialties. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile grade and customer service.

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

Advanced Ceramics (16% of 2012 net sales)

Our Advanced Ceramics segment operates under the CeramTec brand name and is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive; with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $546.7 million, $585.1 million and $515.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

Principal Products

Medical. We currently serve the medical applications market with two product groups - ceramic components for hip joint prostheses, such as ball heads and inserts and ceramic glove formers for high-quality latex gloves. The ceramic components for hip joint prostheses are mainly supplied to orthopedic implant manufacturers in the United States and Europe. Besides their high wear resistance and good friction behavior, high-performance ceramics are biologically inert, making them one of the few materials that are durable and stable enough to withstand the corrosive effects of bodily fluids. As a result, we expect high-performance ceramics will increasingly become more common for medical applications, such as for repair and replacement of hips, knees, shoulders and other human body parts.

We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip implants in Europe is significantly higher than in North America because the first Food and Drug Administration (“FDA”) approval for ceramic-on-ceramic hip joint prostheses systems was granted in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to continue to grow significantly in future years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier of ceramic-on-ceramic hip implant components in the U.S. in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopedics implant manufacturers.

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

Other products. We also produce products used for applications in certain niche markets, such as electrical/thermal and ceramic metal connections, pre-forms for the casting process of piston engines, mainly for diesel engines, and wear and corrosion protection in industrial plants and armor components used in vehicle protection.  We also believe there will be growth opportunities for ceramic products in high-power LEDs and lighting systems and in fuel cells. In addition, we have developed new ceramic products, such as deformable ceramics and transparent ceramics for applications such as electronic devices and ballistic protection.

Competition

Advanced Ceramics’ key competitors are Kyocera Corporation, CoorsTek, Inc., The Morgan Crucible Company plc and 3M. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high-performance ceramics market is primarily based on product quality, product specifications and customer service.

Customers

Advanced Ceramics’ key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, DePuy Orthopaedics, Inc. Vishay Intertechnology, Inc., Ideal Standard International BVBA and Zimmer, Inc.

Corporate and other (4% of 2012 net sales)

The Corporate and other classification primarily includes the results of operations of the metal sulfides business, as well as the rubber/thermoplastics compounding business and the wafer reclaim business.  Our Corporate and other segment generated net sales of $141.7 million, $169.7 million and $131.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to the metal sulfides business. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Corporate and other segment.  Our rubber/thermoplastics compounding business is active primarily in the European automotive market, with products made of rubber, thermoplastic and polyurethane materials. Our wafer reclaim business provides semiconductor wafer reclaim services, wafer thinning/grinding services and wafer supply services.

Metal Sulfides

Metal Sulfides develops and manufactures natural and synthetic metal sulfides used in brake pads, clutch facings, cutting and grinding wheels, and lubricants. In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides. We also continuously monitor our customers’ industries for potential new applications for our products. In addition, we expect to expand our business by penetrating growth areas such as India and China.

We expect that demand for synthetic metal sulfides will increase the transition from natural sulfides to synthetic sulfides spurred in part by higher performance of synthetic sulfides, environmental concerns and the transition from drum to disk brakes in Asia and the Americas. We believe further opportunities for growth exist from the use of the newly developed metal sulfides as solid lubricants or as additives for plastics.

This business division supplies the friction, abrasives and lubricant industry. Friction stabilizers enhance the power and performance of brake pads and clutch facings and primarily serve the automotive supplier industry. Abrasive additives improve performance and wear of resin bonded cut-off and grinding wheels. Solid lubricants are used by grease and lubricating paste manufacturers as additives for specialized high-performance applications. The demand for metal sulfides is driven primarily by the demand in the automotive supplier industry.

Competition

We believe that in the metal-sulfides business, we hold a leading market position in its niche markets. We have a leading position in friction materials and are the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides. Key competitors include: Dow Corning Corporation, Catalise Industria e Comercio de Metals Ltda and Nachmann S.r.I.  Competition in the metal-sulfides markets is based on product quality and product diversity.

Customers

Metal sulfides serves approximately 200 customers worldwide and its customers include all of the friction manufacturers supplying to the original equipment manufacturer (OEM) and original equipment service (OES) market segment.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and/or medium- or long-term relationships with suppliers. We are generally not dependent on any one supplier for a major part of our raw material requirements, but for the most part, certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from different facilities, multiple suppliers or utilizing alternative formulations.

We have a broad raw material base with the cost of no single raw material representing more than 6% of our cost of products sold in 2012. Raw materials constituted approximately 49% of our 2012 cost of products sold. The table below lists the ten most significant raw materials in 2012 (in terms of dollars) recorded in cost of products sold and the principal products for which the materials were used.

Raw Material	Segment/Category	Products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium dioxide
Ilmenite	Titanium Dioxide Pigments	Titanium dioxide
Quaternary amines (“quat”)	Performance Additives	Organoclays, wood protection products
Tin	Corporate and other	Metal sulfides
Copper	Performance Additives	Wood protection products
Phosphoric Acid	Surface Treatment, Performance Additives	Metal surface treatment, wood protection products
Zinc/Zinc oxide	Surface Treatment, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron-oxide
Iron-oxide	Performance Additives	Iron-oxide pigments
Antimony Sulfide	Corporate and other	Metal sulfides
Sodium Carbonate	Lithium	Lithium carbonate

Titanium-bearing slag and ilmenite are the most important raw materials used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase titanium-bearing slag primarily from one supplier on a long-term basis under a contract that expires at the end of 2014 and ilmenite from three suppliers under long-term contracts that expire during 2014 and 2015.  Prices for both slag and ilmenite were significantly higher in 2012, but are expected to decrease in 2013.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires at the end of 2013 and is subject to monthly adjustment for the price of tallow, the base component of quat. In our Timber Treatment Chemicals business, we predominantly source quat under a contract that expires at the end of 2016.

In our Corporate and other category, tin is used in the production of metal sulfides and is purchased from five suppliers under annual supply agreements. Prices for tin are tied to market conditions.

In our Timber Treatment Chemicals business, we purchase copper, a commodity, from several sources. Prices for our copper purchases are tied to market conditions. The commercialization of our next generation wood protection products has reduced our use of copper.

Phosphoric acid is used in our Surface Treatment segment and is purchased from various global sources. This raw material is used for metal surface treatment chemicals in our Surface Treatment segment and wood protection in our Timber Treatment Chemicals business. Currently, there are no long-term purchase contracts for this raw material.

In our Surface Treatment segment, zinc and zinc oxide are purchased from a few suppliers in Europe and the United States, and we have not experienced any supply shortages. Prices for these purchases are tied to market conditions. In our Titanium Dioxide Pigments segment, zinc is used to produce zinc-based pigments and is purchased from a number of suppliers under long-term contracts. In our Performance Additives segment, zinc oxide is used in the production of tan iron-oxide and zinc phosphate and is purchased from multiple suppliers. There are no long-term zinc purchase contracts in our Surface Treatment or Performance Additives segments.

Historically, we have received iron-oxide from multiple sources and have not experienced any significant supply shortages. Iron-oxide is used in our Color Pigments and Services business within our Performance Additives segment and is purchased from suppliers in China as a supplement to our iron-oxide production.

In our Corporate and other category, antimony sulfide is used in the production of metal sulfides and is purchased from a number of sources. Prices for antimony sulfide are tied to market conditions.

In our Lithium segment, sodium carbonate is a key raw material used to produce lithium carbonate and is used at our production facilities in La Negra, Chile and Silver Peak, Nevada.  Sodium carbonate is sourced under two long-term contracts that expire at the end of 2013.

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

Research and Development

We are committed to further investing in our businesses through research and development. Our research and development costs were approximately 2% of our net sales in 2012, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $61.9 million, $59.1 million and $49.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development, which is the stage at which products move from development to manufacturing, and new product development. Each business line, however, also has selected long-term strategic projects with the aim to develop new competencies and technologies. For example, our Lithium business has set up a pilot plant for the recycling of lithium ion batteries.

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

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2012	2011	2010
Net sales:
Germany	$1,789.2	$1,900.9	$1,604.2
United States	744.5	731.2	673.0
Rest of Europe	573.7	646.1	571.5
Rest of World	399.5	391.1	342.9
	$3,506.9	$3,669.3	$3,191.6

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents the net book value of our long-lived assets located in the regions indicated:

	As of December 31,
($ in millions)	2012	2011	2010
Long-lived assets (a):
Germany	$794.7	$750.0	$747.9
Rest of Europe	386.8	383.5	368.7
United States	269.8	259.7	230.4
Rest of World	264.1	225.3	219.9
	$1,715.4	$1,618.5	$1,566.9

(a)               Long-lived assets represent property, plant and equipment, net.

Sales and Marketing

We sell our products and services globally primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services and Clay-based Additives of our Performance Additives segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 1, 2013, our in-house sales forces consisted of approximately 1,650 personnel worldwide.

Our direct sales forces interact with our customers to provide both purchasing advice and technical assistance. In general, our sales forces arrange and coordinate contact between our customers and our research and development or technical personnel to provide quality control and new product solutions. In certain of our segments, such as Lithium and Surface Treatment, most sales managers have a chemical engineering background with advanced degrees and significant technical experience in applying our products, and they play a critical role in developing client relationships and acquiring new clients. Our close interaction with our customers and tailored solutions have allowed us to develop and maintain strong customer relationships as well as focus our sales efforts on those customers who we believe will provide us with higher profit margins in recognition of our superior products, service and technical support.

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

FDA Regulation

Our Advanced Ceramics segment and to a lesser extent, our Lithium segment, are subject to regulation by the FDA with respect to certain products we produce, including ceramic ball head and liner components used in hip joint prostheses systems and pharmaceutical intermediates. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

Premarket Approval. Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval (“PMA”), which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA’s PMA requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic ball head and liner components. Also, any other medical devices which our Advanced Ceramics segment seeks to produce in the future, such as knee or shoulder replacement products, would likely require FDA approval for sales in the United States.

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

Employees

As of February 1, 2013, we had approximately 10,200 employees, with 72% located in Europe, 14% in the United States and the remaining 14% located in the rest of the world. Of our employees, approximately one-third are subject to either collective bargaining agreements or other similar arrangements.

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2012, we had $2,751.8 million of indebtedness outstanding and total equity of $1,909.7 million. This level of indebtedness could have important negative consequences, including:

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

•                  our substantial amount of debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios, limit our ability to incur debt, pay dividends and sell assets, could result in an event of default that, if not cured or waived, could cause our lenders to terminate commitments under our debt agreements, declare all amounts, including accrued interest, due and payable, and enforce their rights in respect of collateral.

Our cash interest expense for the year ended December 31, 2012 was $76.4 million. After considering interest rate swaps, we had $924.1 million ($587.3 million of which was subject to a Libor floor of 1.00%) of variable rate debt outstanding as of December 31, 2012.  A 1% increase in the average interest rate would increase future interest expense by approximately $4.6 million per year. Our debt service for 2013, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, is expected to be $668.6 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity” for years beyond 2013.

Additional Borrowings Available—Despite our leverage, we and our subsidiaries may be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. For example, in September 2012, the Company’s indirect 100% owned subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), issued $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”). The 2020 Notes are jointly and severally, and fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of RSGI’s existing and future 100% owned domestic subsidiaries that are a guarantor under RSGI’s senior secured credit facility. The 2020 Notes pay interest at a rate of 4.625% per annum semi-annually on April 15 and October 15 of each year, commencing April 15, 2013 and mature on October 15, 2020.

Although our senior secured credit facilities and the indenture governing the 2020 Notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, the senior secured credit facility provides for incremental, uncommitted borrowings of $350.0 million, and any amounts, subject to a senior secured leverage ratio. As of December 31, 2012, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $154.8 million, after giving effect to $25.2 million of letters of credit issued on our behalf. As of December 31, 2012, the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €4.5 million ($5.9 million) after giving effect to an outstanding bank guarantee of €25.5 million ($33.6 million) related to a defined benefit pension obligation for our Finland Plan. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

RSGI’s senior secured credit agreement, the indenture governing the 2020 Notes and the Titanium Dioxide Pigment’s venture facility agreement impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for further details. In addition, RSGI’s senior secured credit facilities require us and the Titanium Dioxide Pigment’s venture facility requires the venture to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control such as an economic downturn. For example, any decline in the performance of our Titanium Dioxide Pigments venture may result in our inability to meet one or more of the financial covenants in the facility agreement and we may be required to use our cash to repay all or part of the amount outstanding under such facility agreement or seek a waiver or suspension of compliance with such covenants. The restrictions and financial covenants contained in RSGI’s senior secured credit agreement, indenture governing the 2020 Notes and the Titanium Dioxide Pigment’s venture facility could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the facilities described above. If an event of default occurs under any of these facilities, which includes an event of default under the indenture governing the 2020 Notes, the lenders could elect to:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                  require us to apply all of our available cash to repay the borrowings; or

•                  prevent us from making any principal, premium or interest payments;

any of which would result in an event of default. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facilities, which constitutes substantially all of our and our subsidiaries’ domestic assets.

Economic Uncertainty—Downturns in certain industries and general economic conditions could adversely affect our profitability and liquidity.

In the event another economic downturn or recession or disruption in the capital markets occurs, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive and construction industries. Prolonged downturns or bankruptcies in one or more of these industries could severely reduce demand for our products. For example, sales in our Performance Additives business have been adversely impacted by downward trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Further, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment and Advanced Ceramics segments. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record additional impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, another economic downturn or recession or market disruption in the capital and credit markets may adversely impact the value of our pension plan assets, our results of operations, our statement of changes in stockholders’ equity and our liquidity. For example, we have several pension plans located in Germany, Finland, the United Kingdom and the United States. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

Risks Associated with Acquisitions and Divestitures —We may not be able to complete proposed acquisitions or divestitures nor successfully integrate acquisitions we may undertake in the future.

The process of combining or acquiring businesses with Rockwood involves risks. We may face difficulty integrating the new operations, technologies, products and services of future acquisitions or combinations, and may incur unanticipated expenses related to such transactions. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Failure to successfully manage and integrate acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of any future acquisition or combination to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations. In addition, certain acquisitions may trigger regulations designed to monitor competition and would therefore require regulatory approval. We cannot predict whether such authorities will approve or we would be able to complete any acquisitions we seek to accomplish in the future.  We may not be able to complete the divestiture of businesses that we consider non-core businesses. For example, we have announced that we expect to pursue and consider all strategic options available to us regarding our Titanium Dioxide Pigments business. We may not be able to find a buyer for such business or be able to sell the business on terms and conditions that are favorable to us.

Dividends and Stock Repurchases—There can be no guarantee that we will continue to declare dividends or repurchase our stock.

In 2012, we initiated quarterly cash dividends on our common stock and, in 2013, the board of directors has authorized us to repurchase our shares subject to certain limitations under a share repurchase program. Any determination to continue to declare cash dividends on our common stock or to repurchase our common stock will be based primarily upon our financial condition, results of operations and business capital requirements, including capital expenditures and acquisitions, the price of our common stock in the case of the repurchase program, and the board of directors’ continuing determination that the repurchase program and the declaration of the dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. For example, the ability of our subsidiary Rockwood Specialties Group Inc. to pay dividends to us is limited to $600 million, subject to certain exceptions. Accordingly, our ability to obtain cash to declare dividends and repurchase shares is subject to such limitation. In the event we do not declare a quarterly dividend or we discontinue share repurchases, our stock price could be adversely affected. Although we expect to complete the announced share repurchases in 2013, there can be no assurance that we will complete the amount of purchases over the timeframe and in the amount announced.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in their functional currency, generally their local currency, and are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in Euros. Approximately 61% of our 2012 net sales were derived from subsidiaries whose local currency is the Euro. This increases the impact of the fluctuation of the Euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in Euros, which as of December 31, 2012 equaled €436.3 million ($575.6 million), we are further subject to fluctuation in the exchange rate between the U.S. dollar and the Euro. For example, the U.S. dollar-Euro rate increased from €1.00 = $0.9427 on December 31, 2000 to €1.00 = $1.3193 on December 31, 2012.

Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt. A weakening or strengthening of the Euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $4.4 million the U.S. dollar equivalent of our total Euro-denominated debt of €436.3 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and/or transaction risks, and as a result, volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

Regulation of Our Raw Materials, Products and Facilities—Our business could be adversely affected by regulation to which our raw materials, products and facilities are subject.

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products. In addition, some of our subsidiaries’ products contain raw materials, such as arsenic pentoxide, carbon disulfide, lithium anhydride, tetrahydrofuran, copper, chromic acid, silica, zinc chromate and lead that are deemed hazardous materials in certain situations. The use and handling of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. For example, the EPA is currently working on a new toxicological review of organic arsenic used in certain wood preservatives, such as CCA. These regulations and changes to the current regulatory framework under which we operate may affect our ability to market certain chemicals we produce.

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

Although no single raw material represented more than 6% of our cost of products sold in 2012, raw material costs generally account for a high percentage of our total costs of products sold. In 2012, raw materials constituted approximately 49% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. For example, in 2012 we experienced significant price increases for slag and ilmenite, key raw materials used in our Titanium Dioxide Pigments segment. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future. In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment is one of our largest raw materials (in terms of dollars) and is sourced primarily from one supplier. If one of our suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. In addition, a significant portion of our lithium compounds are processed at a single location of a supplier. Any disruption at this facility could adversely affect our ability to meet market demand for these products, our relationships with our customers and our results of operations. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or of unfavorable weather conditions at the lithium ponds, as we experienced in early 2006, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2012 constituted approximately 8% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and increased in 2012 in Europe. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas in the past due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business, in particular, our Titanium Dioxide segment where energy costs are more significant, or results of operations may be adversely affected.

Environmental, Health and Safety Regulations—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2012, our capital expenditures for safety, health and environmental matters (“SHE”) were $32.5 million, excluding costs to maintain and repair pollution control equipment. For 2013, we estimate capital expenditures for compliance with SHE laws to be at similar levels.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2012, we had approximately $53.5 million in reserves for estimated environmental liabilities (including reclamation obligations) and estimated the potential range of exposure for such liabilities to be between $53.5 million and $76.1 million.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we agreed to indemnify the buyers of our former Electronics and plastic compounding businesses for certain environmental liabilities, respectively, related to such businesses. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Our subsidiary in our Timber Treatment Chemicals business line has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. Furthermore, a subsidiary in our Advanced Ceramics segment has been named as a defendant in numerous product liability lawsuits in Europe, which allege various claims against our subsidiary that manufactures ceramic components used in the production of artificial hip joints and, in the past, we were named in lawsuits in the United States relating to broken artificial hip joints.

Also, because many of our products are integrated into our customers’ products, we may be requested to participate in or share in the costs of a product recall conducted by a customer. For example, some of our businesses, including those within our Surface Treatment and Advanced Ceramics segments, supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in or fund in whole or in part such a recall.

Our customers often require our subsidiaries to represent that our products conform to certain product specifications provided by our customers. Any failure to comply with such specifications could result in claims or legal action against our subsidiaries.

We are unable to estimate our exposure, if any, to the above-mentioned lawsuits at this time. We may be subject to future claims with regard to these suits or others like them and we may not be able to avoid significant product liability exposure. A successful product liability claim or series of claims against us for which we are not otherwise indemnified or insured could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations. For example, for policies renewed on or after November 2002, our insurers excluded CCA from our insurance coverage under our general liability policies. We may not have sufficient cash flow from operations or assets to pay a judgment resulting from a product liability claim or product recall, if any, for which there is no or inadequate insurance coverage. Any such judgment or product recall could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations and adversely impact our results of operations or financial condition.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.

We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood protection products. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human toxicity, caused by our CCA-based wood protection products, subject to certain conditions. Our Timber Treatment Chemicals business has received and may in the future receive claims for indemnity from customers in connection with litigation relating to CCA-based wood protection products and may be required to pay indemnity claims under such agreements to one or more of its customers. Customers of our Advanced Ceramics segment have requested indemnification in certain legal actions related to ceramic components we have supplied to them for use in their hip prosthesis systems. If our subsidiaries are required to defend or pay one or more indemnity claims, insurance may not cover such claims and, if not, our subsidiaries may not have sufficient cash flow from operations to pay such claims. We are unable to estimate our exposure, if any, to these claims and lawsuits at this time.

In addition, our Surface Treatment segment’s subsidiary that formerly manufactured and distributed sealants for insulating glass has been named as a defendant in several lawsuits relating to alleged defective manufacturing of those products. The plaintiffs in these actions are claiming damages of approximately €30.0 million including interest. This subsidiary may be required to pay indemnity claims, mainly based upon re-glazing costs. Our insurance may not cover such claims and, in such a case, our subsidiary may not have sufficient cash flow from operations to pay these claims. Indemnity claims related to these or other matters could adversely affect our financial condition or results of operations.

FDA Regulation—Some of our manufacturing processes and facilities, pharmaceutical customers and medical device customers are subject to regulation by the FDA or similar foreign agencies. These requirements could adversely affect our results of operations.

Regulatory requirements of the FDA are complex. Any failure to comply with them could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution. Any of these actions could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially and adversely affect our results of operations.

The manufacture and supply of ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may be subject to the FDA’s Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices. Certain lithium compounds manufactured by our Lithium segment are also subject to FDA regulation. In addition, medical device customers of our Advanced Ceramics segment to whom we supply our ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval of our customers’ new products, if at all. Further, our competitors may seek pre-market approval for products that compete with our ceramic hip components. At any time, our customers’ total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. For example, a customer in our Advanced Ceramics segment initiated a voluntary recall in January 2008 of its hip implant system. Any such regulatory action could significantly impact our net sales generated by our Advanced Ceramics segment and may have a material adverse effect on our financial condition and results of operations.

Competition—Our industry is highly competitive. The end-use markets in which we compete are also highly competitive. This competition may adversely affect our results of operations.

We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours. In addition, there is increasing competition with our products, such as lithium, from market participants in China.

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

We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we commercialized Ecolife, our next generation timber treatment preservative through our joint venture with Rohm and Haas Company (a subsidiary of The Dow Chemical Company). We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

The steps we take to protect our intellectual property may not provide us with any competitive advantage and may be challenged by third parties. We have been subject to oppositions of our patents and trademarks by third parties before regulatory bodies in certain jurisdictions. The cost to defend our intellectual property may be substantial and our failure to defend these patents or registered trademarks may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position. A failure to protect our intellectual property rights could have a material adverse effect on demand for our products and our net sales.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, India, Malaysia, Mexico, Poland, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2012 of $3,506.9 million, approximately 76% were generated by shipments to customers in countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

•            new and different legal and regulatory requirements in local jurisdictions;

•                  managing and obtaining support and distribution for local operations;

•                  increased costs of, and availability of raw materials, transportation or shipping;

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

Furthermore, our subsidiaries are subject to rules and regulations related to anti-bribery prohibitions of the U.S. and other countries and export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our common stock. In addition, we are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act, such as the Conflicts Minerals regulations, and the Health Care and Education Reconciliation Act of 2010 and the cost of compliance may adversely impact our results of operations.

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately one-third of our full-time employees as of February 1, 2013), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. In addition, in order to close any facilities in which a union is organized, we have to negotiate a termination of any collective bargaining agreement and any severance obligations with such union. If any of our workers were to engage in a strike, work stoppage, sabotage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

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

We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2012, we had deferred tax assets of $174.4 million related to worldwide net operating and capital loss carryforwards. Additionally, at December 31, 2012, we had a total valuation allowance of $30.7 million related to net operating loss deferred tax assets and deferred tax assets related to cumulative temporary differences. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures for the year ended December 31, 2012 were $286.4 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. Capital expenditures for 2013 are expected to be above

2012 levels. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

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

Our business involves the use, storage, and transmission of information about our employees, vendors and customers. The protection of such information, as well as our information, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Our subsidiaries also, from time to time, export sensitive customer data and technical information to recipients outside the U.S. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, could result in litigation and potential liability for us, damage our reputation, or otherwise harm our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have global operations, serving customers worldwide. To service our customers efficiently, we maintain 80 operating manufacturing facilities in over twenty countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these operating facilities:

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Lithium
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
		Salar de Atacama	Owned	Lithium brine and Potash
	Germany	Langelsheim (1)	Owned	Butyllithium, lithium-chloride, specialty products, lithium metal, lithium-hydrides, cesium, and special metals
	Taiwan	Taichung	Owned	Butyllithium
	India	Gujarat	Leased	Butyllithium
	United States	Kings Mountain, NC	Owned	Metal and battery
		New Johnsonville, TN	Owned	Butyllithium and specialty products
		Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
Surface Treatment
	Australia	Bayswater North	Owned	General Industry, Aerospace, and other pre-treatment technologies
	Brazil	Jundiai/Săo Paulo	Owned	Automotive and other pre-treatment technologies

	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies
		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
		Nanjing (JV)	Leased	Automotive, cold forming and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	Chennai (JV)	Owned	Automotive and other pre-treatment technologies
		Pune (JV)	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Owned	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	New Zealand	Auckland	Leased	General Industry, Aerospace, and other pre-treatment technologies
	Singapore	Singapore	Leased	Aerospace and other pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Turkey	Cayirova-Kocaeli	Owned	Automotive and other pre-treatment technologies
	United States	Blackman Township, MI	Owned	General industry, Automotive and other pre-treatment technologies
		La Mirada, CA	Leased	Pre-treatment technologies and aerospace
Performance Additives
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties
	France	Comines	Owned	Coatings
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Construction
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		Harleyville, SC	Owned	Construction

		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment
		Valdosta, GA	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Duisburg (2)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Moosburg	Leased	Paints and inks
		Schwarzheide	Leased	Flocculants
	United Kingdom	Widnes, Cheshire	Owned	Paper-making, consumer and household care and coatings and paper
	United States	Gonzales, TX	Owned	Paints, inks, oilfields and paper-making
		Louisville, KY	Owned	Paints and inks
Titanium Dioxide Pigments
Titanium Dioxide	Finland	Pori	Owned	Plastics, paints, packaging inks, coatings and paper
	Germany	Duisburg (2)	Owned	Fibers, plastics, paints, coatings and paper
		Uerdingen	Leased	Plastics, paints, coatings and paper
Functional Additives	Germany	Duisburg (2)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Advanced Ceramics
	Brazil	Nova Odessa	Leased	Automotive
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Lohmar	Owned	Ballistic protection, wear/corrosion protection
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
		Plochingen	Owned	Medical, automotive and general industry
		Wilhermsdorf	Leased	Automotive
		Wittlich	Leased	General industry
	Malaysia	Seremban	Owned	Medical and general industry
	Mexico	Puebla	Owned	Automotive
	Poland	Gorzyce	Leased	Automotive
	South Korea	Suwon	Leased	Electronics
	United Kingdom	Colyton	Owned	Electrical industry
	United States	Birmingham, AL	Owned	Wear/corrosion protection
		Laurens, SC	Owned	Automotive, electronics and general industry
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
Rubber Compounds	Italy	Azeglio	Owned	Rubber compounds

Metal Sulfides	Austria	Arnoldstein	Leased	Metal sulfides

(1)               This facility is shared by both the Lithium segment and the Surface Treatment segment.

(2)               This facility is shared by the Performance Additives segment and the two business divisions of the Titanium Dioxide Pigments segment.

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

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it will not intervene at this time and the court ordered the complaint to be unsealed.  The complaint was served on the Company in November 2012 by Osmose, Inc., a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products.  The Company cannot estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of February 21, 2013, there were approximately 45 holders of record of the Company’s common stock.

The following table summarizes the Company’s quarterly common stock information:

			Per Share
	Market Prices		Dividend
	High	Low	Declared
2012
Fourth	$50.29	$42.02	$0.35
Third	52.33	40.52	0.35
Second	56.99	41.19	0.35
First	57.00	39.36	—

2011
Fourth	$49.82	$30.43	$—
Third	62.03	33.69	—
Second	57.29	45.78	—
First	49.83	38.01	—

Rockwood’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements.  Under the senior secured credit agreement, RSGI’s, our 100% owned indirect subsidiary, ability to pay dividends to us is limited to $600 million, plus additional amounts subject to satisfying certain leverage ratios. Accordingly, our ability to obtain cash to pay dividends and repurchase our shares is generally subject to the same limitations.  In addition, the indenture governing the 2020 Notes limits the ability of RSGI to make payments to us for regularly cash quarterly dividends on our common stock to an amount not to exceed $0.45 per share.

On June 11, 2012, the Company’s board of directors initiated a quarterly cash dividend program and declared and paid a quarterly cash dividend of $0.35 per share in July, September and December 2012 ($81.8 million in the aggregate). Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. See further discussion in liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For the years ended December 31, 2011 and 2010, the Company did not pay any cash dividends.

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2012 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2012.

In January 2013, we announced that our board of directors has authorized the Company to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million. We expect to effectuate these repurchases beginning in 2013. See Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock.”

Stock Performance Graph

The following graph compares the performance through December 31, 2012 of a hypothetical $100 investment made on December 31, 2007 in (a) our common stock, (b) the S&P 500 Index ® and (c) the S&P Supercomposite Specialty Chemicals Index (S15SPCH).

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2012 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2012 and the Balance Sheet data as of December 31, 2012 and 2011, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2009 and 2008 and the Balance Sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included herein. All periods presented have been reclassified to account for the sale of the pool and spa chemicals business in 2008 and the sale of the plastic compounding business in January 2011 as discontinued operations.  In addition, in the first quarter of 2012, the Company reorganized its former Specialty Chemicals segment into two reportable segments: Lithium and Surface Treatment. The metal sulfides business that was previously reported in the Specialty Chemicals segment is now included in the “Corporate and other” category. All prior-period amounts related to this segment change have been retrospectively reclassified to account for this segment change.

	Year ended December 31,
($ in millions, except per share data; shares in thousands)	2012	2011	2010	2009	2008
Statement of operations data:
Net sales:
Lithium	$474.4	$456.5	$397.1	$357.3	$435.4
Surface Treatment	723.2	743.2	662.0	564.0	691.2
Performance Additives	731.5	784.4	726.7	671.5	835.6
Titanium Dioxide Pigments	889.4	930.4	759.2	666.3	534.8
Advanced Ceramics	546.7	585.1	515.6	412.2	505.9
Corporate and other	141.7	169.7	131.0	97.8	134.1
Total net sales	3,506.9	3,669.3	3,191.6	2,769.1	3,137.0
Gross profit	1,155.1	1,289.3	1,041.8	818.1	977.3
Operating income (loss)	453.3	567.3	357.7	198.3	(417.3)
Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income (loss) from continuing operations	$383.5	$291.1	$220.0	$4.3	$(555.4)
Income (loss) from discontinued operations	—	120.2	19.4	16.8	(33.0)
Net income (loss)	$383.5	$411.3	$239.4	$21.1	$(588.4)
Basic earnings (loss) per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings (loss) from continuing operations	$4.94	$3.80	$2.93	$0.06	$(7.51)
Earnings (loss) from discontinued operations, net of tax	—	1.57	0.26	0.22	(0.44)
Basic earnings (loss) per share	$4.94	$5.37	$3.19	$0.28	$(7.95)
Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc shareholders:
Earnings (loss) from continuing operations	$4.80	$3.64	$2.82	$0.06	$(7.51)
Earnings (loss) from discontinued operations, net of tax	—	1.51	0.25	0.22	(0.44)
Diluted earnings (loss) per share	$4.80	$5.15	$3.07	$0.28	$(7.95)

Dividends declared per share of common stock	$1.05	$—	$—	$—	$—
Other data:
Capital expenditures (1)	$286.4	$279.7	$180.3	$151.5	$219.1
Adjusted EBITDA (2)	778.9	862.8	634.4	509.9	608.6

	As of December 31,
($ in millions)	2012	2011	2010	2009	2008
Balance sheet data:
Cash and cash equivalents	$1,273.6	$321.5	$324.1	$286.2	$457.8
Property, plant and equipment, net	1,715.4	1,618.5	1,566.9	1,635.6	1,684.1
Total assets	5,973.7	4,587.6	4,724.3	4,787.8	5,190.3
Total long-term debt, including current portion	2,751.8	1,687.7	2,161.0	2,528.3	2,811.2
Total equity	1,909.7	1,658.4	1,341.3	1,140.8	1,138.9

(1)               Net of government grants of $9.4 million, $16.0 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table sets forth a reconciliation of net income (loss) attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the periods indicated:

	Year ended December 31,
($ in millions)	2012	2011	2010	2009	2008
Net income (loss) attributable to Rockwood Holdings, Inc. shareholders	$383.5	$411.3	$239.4	$21.1	$(588.4)
Net income (loss) attributable to noncontrolling interest	14.7	40.6	9.1	(3.8)	(83.6)
Net income (loss)	398.2	451.9	248.5	17.3	(672.0)
Income tax (benefit) provision	(55.9)	124.4	(24.6)	9.7	(31.0)
(Income) loss from discontinued operations, net of tax	—	(0.9)	(19.4)	(16.8)	75.9
Gain on sale of discontinued operations, net of tax	—	(119.3)	—	—	(42.9)
Income (loss) from continuing operations before taxes	342.3	456.1	204.5	10.2	(670.0)
Interest expense, net	86.7	96.1	151.1	178.1	225.1
Depreciation and amortization	265.3	267.2	255.9	274.2	249.6
Goodwill impairment charges	—	—	—	—	717.5
Restructuring and other severance costs	45.5	14.5	5.0	20.3	34.1
Systems/organization establishment expenses	4.5	6.5	2.1	6.3	12.5
Acquisition and disposal costs	1.2	0.4	1.3	3.0	1.7
Acquisition method inventory charges	3.3	—	—	—	6.9
Loss (gain) on early extinguishment/modification of debt	14.8	16.6	1.6	26.6	(4.0)
Asset write-downs and other	0.9	1.6	11.5	2.6	(1.9)
Acquired in-process research and development	—	—	—	—	2.9
Foreign exchange loss (gain) on financing activities, net	9.6	(1.3)	1.0	(16.0)	32.3
Other (a)	4.8	5.1	0.4	4.6	1.9
Total Adjusted EBITDA	$778.9	$862.8	$634.4	$509.9	$608.6

(a)               In 2012 and 2011, we recorded expenses of $4.8 million and $5.1 million, respectively, primarily related to fees incurred in connection with exploring strategic options. In 2009, the Company recorded expenses of $4.6 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004. In 2008, the company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of the Company’s common stock in June 2008.

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

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction and bolt-on acquisitions. In connection with this focus, among other things:

•                  In February 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds and cash on hand to redeem all of our outstanding 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment).

•                  In June 2012, our board of directors initiated a quarterly cash dividend program and declared and paid a quarterly cash dividend of $0.35 per share in July, September and December 2012 ($81.8 million in the aggregate).  In February 2013, we announced that our board of directors has increased the quarterly cash dividend to $0.40 per share.

•                  In June 2012, our titanium dioxide venture, Sachtleben GmbH, entered into a new facility agreement. As of December 31, 2012, the aggregate amount of the facility is €420.0 million ($554.1 million), consisting of €190.0 million ($250.7 million) of term loan A, €200.0 million ($263.8 million) of term loan B and a €30.0 million ($39.6 million) revolving credit facility. The venture used the proceeds to retire existing term loans (€195.0 million - $244.1 million based on the exchange rate in effect on the date of payment), pay a dividend to the venture partners (€88.8 million - $112.3 million based on the exchange rate in effect on the date of payment, of which $68.5 million was paid to Rockwood and $43.8 million was paid to Kemira) and to acquire certain business assets, particularly production assets and inventory, of crenox GmbH.

•                  In September 2012, our indirect 100% owned subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), issued $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”). In October 2012, we used a portion of the proceeds to prepay $250 million of term loan B under our senior secured credit facility, and expect to use the remaining proceeds to fund general corporate purposes, which may include the repurchase of shares of our common stock, strategic investments and the repayment of debt.

•                  In January 2013, we announced that our board of directors has authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million. We expect to effectuate these repurchases beginning in 2013. See Item 1A. Risk Factors - “Dividends and Stock Repurchases —There can be no guarantee that we will continue to declare dividends or repurchase our stock.”

The following table is a summary of our financial highlights:

	Year ended December 31,
($ in millions, except per share amounts)	2012	2011
Net sales	$3,506.9	$3,669.3

Net income from continuing operations	383.5	291.1

Adjusted EBITDA	778.9	862.8

Adjusted EBITDA margin	22.2%	23.5%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc. shareholders	4.80	3.64

Results

Total net sales were down in 2012 compared to the same period in the prior year primarily due to the negative impact of currency changes and lower volumes across most segments, particularly in Titanium Dioxide Pigments and Performance Additives. This was partially offset by increased selling prices across most segments.

Adjusted EBITDA decreased in 2012 compared to the same period in the prior year primarily due to lower volumes, higher raw material costs, particularly in Titanium Dioxide Pigments, and the negative impact of currency changes. This was partially offset by increased selling prices across most segments.

Net income and diluted earnings per share from continuing operations were higher in 2012 compared to the same period in the prior year primarily from a $150.0 million reversal of our federal valuation allowance on net federal deferred tax assets.

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

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2011, net sales were up primarily from increased volumes of lithium products and increased selling prices. In

2012, net sales were up primarily from increased selling prices, as well as higher volumes of lithium carbonate used in battery applications and lithium specialties, partially offset by a decline in lithium carbonate technical grade and potash volumes.  We expect net sales growth in 2013 driven primarily by increased volumes, particularly in lithium products used in battery applications, as well as higher selling prices.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries. In 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. In 2012, net sales were down slightly from lower volumes in Europe across most markets, partially offset by higher selling prices and increased volumes in the U.S. and Asia. We expect net sales growth in 2013 primarily from increased volumes across most markets, particularly in General Industry, as well as higher selling prices.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2011. In 2012, North American construction volumes were flat. European construction volumes were up slightly in 2011, but were down in 2012. Volumes of coatings and specialties products were down in 2011 and 2012. We expect some net sales growth in 2013 primarily from higher selling prices, as well as some volume growth in certain markets.  A strengthening of the U.S. housing market could have a favorable impact on 2013 results.

•                  Demand for our wood protection products is generally driven by both repair and remodeling, as well as new construction. In 2011 and 2012, net sales were up primarily from higher selling prices. In 2013, a shift in the mix of products from ACQ to copper azole and Ecolife is expected to have a favorable impact on results.

•                  In the Clay-based Additives business, higher volumes in most markets, particularly oilfield, and higher selling prices had a favorable impact on net sales in 2011. In 2012, net sales were down as lower North American oil and natural gas drilling volumes and lower coatings and inks volumes were partially offset by higher selling prices. We expect modest net sales growth in 2013 mainly from our specialty growth product lines primarily in our coatings and composites markets.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. In 2011, net sales were up as higher selling prices were partially offset by lower volumes. In 2012, net sales were down as the negative impact of currency changes and lower volumes were partially offset by higher selling prices. We expect net sales growth in 2013 driven primarily by increased volumes from the full year impact of the crenox GmbH acquisition, partially offset by lower selling prices. Furthermore, we expect a weak performance in the first half of the year with results improving in the second half should pricing and raw material costs stabilize.

•                  Our functional additives sales were up in 2011 as higher selling prices had a favorable impact on results. In 2012, our functional additives sales were down as lower volumes were partially offset by increased selling prices. We expect net sales growth in 2013 driven primarily by increased volumes, partially offset by lower selling prices.

•                  In July 2012, our Sachtleben titanium dioxide venture acquired certain business assets, primarily inventory and other production assets, of crenox GmbH, a German titanium dioxide producer.

•                  On February 15, 2013, we acquired Kemira’s 39% interest in the titanium dioxide pigments joint venture for a purchase price of €97.5 million, subject to certain adjustments.  As a result, we own 100% of the Titanium Dioxide Pigments business (See Note 22, “Subsequent Events”).

•                  In 2013, we expect to pursue and consider all strategic options available to us regarding our Titanium Dioxide Pigments business.

Advanced Ceramics

•                  Demand for our ceramic components for medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2011 and 2012 on higher volumes. We expect net sales growth of medical applications in 2013 primarily driven by increased volumes in ceramic hip applications.

•                  Sales of most other product applications, including cutting tools, mechanical applications and electronic applications were up in 2011 on higher volumes. In 2012, sales volumes of electronic applications, cutting tools and mechanical systems were down. Lower volumes of electronic applications were driven by a slowdown in the market for power electronic applications in the energy and semiconductor industries and lower volumes of mechanical systems were driven by lower demand for cartridges. In 2013, we expect ceramic electronic applications to increase from organic growth and increased net sales in mechanical systems on higher selling prices. In 2013, we expect net sales for cutting tools to be slightly lower due to a slowdown of worldwide automotive production.

Global Exposure

We operate a geographically diverse business, with 54% of our net sales in 2012 generated from shipments to customers in Europe, 24% to North America (predominantly the United States), 15% to Asia and 7% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.”

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 80 manufacturing facilities in more than twenty countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the year ended December 31, 2012, the average exchange rate of the Euro against the U.S. dollar was lower compared to 2011. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of December 31, 2012 which are denominated in Euros are converted at the December 31, 2012 exchange rate of €1.00 = $1.3193.  For the years ended December 31, 2012, 2011 and 2010, the average rate of exchange of the Euro to the U.S. dollar is $1.2864, $1.3923 and $1.3272, respectively.

Raw Materials

Raw materials constituted approximately 49% of our 2012 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 6% of our cost of products sold in 2012. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2012, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. For example, in 2012, we experienced higher prices for slag and ilmenite used in our Titanium Dioxide Pigments segment. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials.”

Energy Costs

In 2012, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs were up in 2012.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2012.  Natural gas prices in North America were down in 2012.  In 2013, we expect energy costs to increase primarily due to higher sales volumes.

Income Taxes

As of December 31, 2012, we have U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of $492.5 million, of which $21.7 million expire through 2017, $387.0 million expire through 2032 and $83.8 million which have no current expiration date. The Company has $14.5 million of federal capital loss carryforwards which expire through 2016. Additionally, the Company has state and local tax loss carryforwards of $5.2 million that expire through 2022, $64.2 million that expire through 2027 and $251.7 million expiring in years through 2033. The state capital loss carryforwards of $73.0 million expire through 2016.

The worldwide valuation allowance decreased by $151.1 million to $30.7 million at December 31, 2012 resulting from a $150.0 million reversal during 2012 of our U.S. federal valuation allowance against our net U.S. federal deferred tax assets.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the years ended December 31, 2012, 2011 and 2010.

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

•                  expenses paid by us or any of our subsidiaries in connection with the Dynamit Nobel Acquisition, the senior secured credit agreement, the granting of liens under the security documents (as such term is defined in the senior secured credit agreement), the indenture governing the 2020 Notes and the offering of the 2020 Notes and any other related transactions;

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The calculation of Adjusted EBITDA according to the indenture underlying our 2020 Notes is generally consistent with the definition in our senior secured credit agreement.  The calculation of EBITDA according to the facility agreement underlying the debt of our TiO2 business excludes certain adjustments prescribed in our other debt agreements. In addition, our senior secured credit agreement and the indenture governing the 2020 Notes contain financial covenants that are determined based on Adjusted EBITDA. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because our senior secured credit agreement and indenture governing the 2020 Notes contain financial covenants that are determined based on Adjusted EBITDA. These covenants are material terms of these agreements, because they govern substantially all of our long-term debt, which in turn represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our senior secured credit facilities—our maximum total leverage ratio and our minimum interest coverage ratio, in particular—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead to the noteholders accelerating the maturity of the 2020 Notes. In addition, if we cannot satisfy these financial covenants in the indenture governing the 2020 Notes, we cannot engage in certain activities, such as incurring additional indebtedness or making certain payments. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

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

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income (loss) is set forth in—Reconciliation of Net Income (Loss) Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010), including as a percentage of net sales, for the periods presented. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2012	2011	2010
Statement of operations data:
Net sales:
Lithium	$474.4	$456.5	$397.1
Surface Treatment	723.2	743.2	662.0
Performance Additives	731.5	784.4	726.7
Titanium Dioxide Pigments	889.4	930.4	759.2
Advanced Ceramics	546.7	585.1	515.6
Corporate and other	141.7	169.7	131.0
Total net sales	3,506.9	3,669.3	3,191.6

Gross profit	1,155.1	1,289.3	1,041.8
	32.9%	35.1%	32.6%
Selling, general and administrative expenses	655.4	705.9	667.6
	18.7%	19.2%	20.9%
Restructuring and other severance costs	45.5	14.5	5.0
Asset write-downs and other	0.9	1.6	11.5
Operating income (loss):
Lithium	110.8	125.6	107.0
	23.4%	27.5%	26.9%
Surface Treatment	113.2	108.8	86.1
	15.7%	14.6%	13.0%
Performance Additives	57.2	81.6	60.2
	7.8%	10.4%	8.3%
Titanium Dioxide Pigments	81.6	176.3	59.6
	9.2%	18.9%	7.9%
Advanced Ceramics	120.0	128.6	101.4
	21.9%	22.0%	19.7%
Corporate and other	(29.5)	(53.6)	(56.6)
Total operating income	453.3	567.3	357.7
Other expenses, net:
Interest expense, net	(86.7)	(96.1)	(151.1)
Loss on early extinguishment/modification of debt	(14.8)	(16.6)	(1.6)
Foreign exchange (loss) gain on financing activities, net	(9.6)	1.3	(1.0)
Other, net	0.1	0.2	0.5
Other expenses, net	(111.0)	(111.2)	(153.2)
Income from continuing operations before taxes	342.3	456.1	204.5
Income tax (benefit) provision	(55.9)	124.4	(24.6)
Income from continuing operations	398.2	331.7	229.1
Income from discontinued operations, net of tax	—	0.9	19.4
Gain on sale of discontinued operations, net of tax	—	119.3	—
Net income	398.2	451.9	248.5
Net income attributable to noncontrolling interest	(14.7)	(40.6)	(9.1)
Net income attributable to Rockwood Holdings, Inc. shareholders	$383.5	$411.3	$239.4
Adjusted EBITDA from continuing operations:
Lithium	$181.9	$170.2	$144.4
	38.3%	37.3%	36.4%
Surface Treatment	155.2	151.0	124.1
	21.5%	20.3%	18.7%
Performance Additives	124.0	144.0	123.8
	17.0%	18.4%	17.0%
Titanium Dioxide Pigments	164.7	257.6	129.5
	18.5%	27.7%	17.1%
Advanced Ceramics	174.8	183.7	153.2
	32.0%	31.4%	29.7%
Corporate and other	(21.7)	(43.7)	(40.6)
Total Adjusted EBITDA from continuing operations	$778.9	$862.8	$634.4

Year ended December 31, 2012 compared to year ended December 31, 2011

Overview

Net sales decreased $162.4 million, or 4.4%, over the prior year primarily due to the negative impact of currency changes of $197.4 million and lower volumes of $141.8 million, partially offset by increased selling prices of $175.6 million. See further discussion by segment below.

Operating income decreased $114.0 million, or 20.1%, over the prior year primarily due to the gross margin impact of lower sales volumes of $124.2 million, higher raw material prices of $86.4 million, particularly in Titanium Dioxide Pigments, higher restructuring and other severance costs of $31.0 million, the negative impact of currency changes of $30.0 million and lower production levels to reduce inventory resulting in lower fixed cost absorption of $20.2 million. This was partially offset by increased selling prices of $175.6 million.

Adjusted EBITDA decreased $83.9 million, or 9.7%, over the prior year primarily due to the reasons noted above except for the change in restructuring and other severance costs which are excluded from Adjusted EBITDA.

Net income from continuing operations increased $66.5 million to $398.2 million for 2012 primarily due to a $150.0 million reversal of a federal valuation allowance on net deferred tax assets (see further details below and in Item 8. Financial Statements and Supplementary Data - Note 11, “Income Taxes”) and the reasons noted above.

The gain on sale of discontinued operations, net of tax of $119.3 million in 2011 relates to the sale of the plastic compounding business in January 2011.

Net income attributable to noncontrolling interest of $14.7 million was recorded in 2012 compared to $40.6 million in 2011. The change from the prior year was primarily related to lower net income generated by our Titanium Dioxide Pigments venture in 2012.  See further discussion below.

Net income attributable to Rockwood Holdings, Inc. shareholders decreased $27.8 million, or 6.8%, over the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $17.9 million, or 3.9%, over the prior year primarily on increased selling prices of $35.6 million, partially offset by the negative impact of currency changes of $16.4 million.

Surface Treatment. Net sales decreased $20.0 million, or 2.7%, over the prior year due to the negative impact of currency changes of $39.4 million and lower volumes in Europe of $16.4 million across most markets. This was partially offset by higher selling prices of $27.3 million and higher volumes in the U.S. and Asia totaling $8.5 million.

Performance Additives.  Net sales decreased $52.9 million, or 6.7%, over the prior year primarily due to lower volumes of $60.9 million, particularly from lower coatings and construction volumes in Europe, lower North American oil and natural gas drilling volumes and lower coatings and inks volumes, and the negative impact of currency changes of $15.8 million. This was partially offset by increased selling prices of $23.0 million.

Titanium Dioxide Pigments.  Net sales decreased $41.0 million, or 4.4%, over the prior year primarily from the negative impact of currency changes of $73.8 million and lower volumes of $65.1 million, partially offset by increased selling prices of $97.6 million.

Advanced Ceramics.  Net sales decreased $38.4 million, or 6.6%, over the prior year primarily from the negative impact of currency changes of $40.1 million. Volumes were up slightly as higher volumes of medical ceramics were partially offset by lower volumes in all other product applications.

Other. Net sales decreased $28.0 million, or 16.5%, over the prior year primarily due to the negative impact of currency changes of $11.9 million and lower volumes and selling prices of $8.5 million and $7.7 million, respectively, primarily in our metal sulfides business.

Gross profit

Gross profit decreased $134.2 million, or 10.4%, over the prior year primarily from the impact of the lower volumes of $124.2 million, higher raw material prices of $86.4 million, particularly in Titanium Dioxide Pigments, the negative impact of currency changes of $64.5 million and an unfavorable fixed cost absorption of $20.2 million. This was partially offset by higher selling prices of $175.6 million. Gross profit as a percentage of net sales were 32.9% and 35.1% for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses

SG&A expenses decreased $50.5 million, or 7.2%, over the prior year primarily due to the impact of currency changes of $34.5 million and lower variable compensation costs.  SG&A expenses as a percentage of net sales were 18.7% and 19.2% for the years ended December 31, 2012 and 2011, respectively.

Restructuring and other severance costs

Restructuring and other severance costs increased $31.0 million to $45.5 million for the year ended December 31, 2012 primarily due to the write-down of machinery and equipment of $12.0 million in connection with the closure of a Lithium U.S. manufacturing facility and the write-off of a trade name of $10.3 million in the Lithium segment related to the reorganization of our former Specialty Chemicals segment.  See Note 17, “Restructuring And Other Severance Costs,” for further details.

Operating income

Lithium. Operating income decreased $14.8 million, or 11.8%, over the prior year primarily due to the write-down of machinery and equipment of $12.0 million related to the closure of a Lithium U.S. manufacturing facility, the write-off of a trade name of $10.3 million related to the reorganization of the former Specialty Chemicals segment, higher selling, general and administrative costs of $9.2 million, particularly research and development costs, higher raw material costs of $4.6 million, the gross margin impact of lower volumes of $3.6 million and the negative impact of currency changes of $3.5 million. This was partially offset by higher selling prices of $35.6 million.

Surface Treatment. Operating income increased $4.4 million, or 4.0%, over the prior year primarily due to higher selling prices of $27.3 million, partially offset by higher selling, general and administrative costs of $8.0 million, the negative impact of currency changes of $5.7 million, higher raw material costs of $5.6 million and the gross margin impact of lower volumes of $3.8 million.

Performance Additives. Operating income decreased $24.3 million, or 29.9%, over the prior year primarily due to the gross margin impact of lower volumes of $28.6 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $9.3 million and higher raw material costs of $8.3 million, partially offset by increased selling prices of $23.0 million.

Titanium Dioxide Pigments. Operating income decreased $94.7 million, or 53.7%, over the prior year primarily due to the gross margin impact of lower volumes of $92.5 million, higher raw material prices of $71.8 million, particularly slag and ilmenite, lower production levels to reduce inventory resulting in lower fixed cost absorption of $14.3 million and the negative impact of currency changes of $7.9 million. This was partially offset by higher selling prices of $97.6 million.

Advanced Ceramics. Operating income decreased $8.6 million, or 6.7%, over the prior year primarily from the negative impact of currency changes of $10.6 million and higher selling, general and administrative costs of $3.9 million, partially offset by the gross margin impact of higher sales volumes of $6.8 million.

Corporate. Operating loss decreased $24.0 million, or 44.9%, over the prior year primarily from lower variable compensation costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $9.4 million, or 9.8%, compared to the prior year primarily due to debt repayments, partially offset by the issuance of the 2020 Notes in September 2012.

Loss on early extinguishment/modification of debt.  For the year ended December 31, 2012, we recorded a charge of $14.8 million as follows: $9.7 million in connection with the redemption of our 2014 Notes in March 2012 (comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs); $2.8 million in connection with the refinancing and repayment of our titanium dioxide venture term loans in June 2012 (comprised of fees of $2.5 million and the write-off of deferred financing costs of $0.3 million); and $2.3 million related to the write-off of deferred financing costs in connection with the repayment of $250 million of term loan B under our senior secured credit facility in October 2012. For the year ended December 31, 2011, we recorded a charge of $16.6 million in connection with the refinancing and repayment of our senior secured term loans in February 2011 comprised of fees of $13.5 million and the write-off of deferred financing costs of $3.1 million.

Foreign exchange, net.  For the year ended December 31, 2012, foreign exchange losses of $9.6 million were primarily related to the change in the Euro exchange rate from December 31, 2011 to March 26, 2012, the date when the Euro-denominated senior subordinated notes were repaid. For the year ended December 31, 2011, foreign exchange gains of $1.3 million were reported in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax benefit of $55.9 million on income from continuing operations before taxes of $342.3 million in the year ended December 31, 2012 resulting in an effective tax rate of (16.3)%. The 2012 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the reversal of valuation allowances against net deferred tax assets of (44.5)%, mainly related to the Company’s U.S. federal valuation allowance. Additionally, the 2012 effective tax rate was positively impacted by a beneficial foreign earnings mix of (7.4)% primarily in Germany, Chile and the U.K.

We recorded an income tax provision of $124.4 million on income from continuing operations before taxes of $456.1 million in the year ended December 31, 2011 resulting in an effective tax rate of 27.3%. The 2011 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to a tax benefit related to a capital loss of (19.3)% resulting from a tax election made related to a non-U.S. subsidiary and a beneficial foreign earnings mix of (5.5)% primarily in Germany, Chile and the U.K. Additionally, the 2011 effective tax rate was negatively impacted by an increase to the U.S. valuation allowance against net deferred tax assets of 22.2%.

See Note 11, “Income Taxes,” for the reconciliation of the U.S. statutory income tax rate to the effective tax rate.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $11.7 million, or 6.9%, over the prior year primarily due to higher selling prices of $35.6 million, partially offset by higher selling, general and administrative costs of $9.2 million, particularly research and development costs, the negative impact of currency changes of $5.4 million and higher raw material costs of $4.6 million and the gross margin impact of lower volumes of $3.6 million.

Surface Treatment. Adjusted EBITDA increased $4.2 million, or 2.8%, over the prior year primarily due to higher selling prices of $27.3 million, partially offset by higher selling general and administrative costs of $8.0 million, the negative impact of currency changes of $7.1 million, higher raw material costs of $5.6 million and the gross margin impact of lower volumes of $3.8 million.

Performance Additives. Adjusted EBITDA decreased $20.0 million, or 13.9%, over the prior year primarily due to the gross margin impact of lower volumes of $28.6 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $9.3 million and higher raw material costs of $8.3 million, partially offset by increased selling prices of $23.0 million.

Titanium Dioxide Pigments. Adjusted EBITDA decreased $92.9 million, or 36.1%, over the prior year primarily due to the gross margin impact of lower volumes of $92.5 million, higher raw material prices of $71.8 million, particularly slag and ilmenite, lower production levels to reduce inventory resulting in lower fixed cost absorption of $14.3 million and the negative impact of currency changes of $13.6 million. This was partially offset by higher selling prices of $97.6 million.

Advanced Ceramics.  Adjusted EBITDA decreased $8.9 million, or 4.8%, over the prior year primarily from the negative impact of currency changes of $14.2 million and higher selling, general and administrative costs of $3.9 million, partially offset by the gross margin impact of higher sales volumes of $6.8 million.

Corporate. Adjusted loss before interest, taxes, depreciation and amortization decreased $22.0 million, or 50.3%, over the prior year primarily from lower variable compensation costs.

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

Net sales

Lithium.  Net sales increased $59.4 million, or 15.0%, over the prior year primarily due to higher volumes of $32.4 million, the favorable impact of currency changes of $14.6 million and increased selling prices of $12.4 million.

Surface Treatment.  Net sales increased $81.2 million, or 12.3%, over the prior year primarily due to higher volumes of $33.2 million in most markets, particularly in automotive and general industrial, increased selling prices of $24.8 million, as well as the favorable impact of currency changes of $23.2 million.

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

Asset write-downs and other

Asset write-downs and other were $1.6 million and $11.5 million for the years ended December 31, 2011 and 2010, respectively. The asset write-downs and other of $1.6 million recorded for the year ended December 31, 2011 primarily relate to fixed asset write-downs in our Color Pigments and Services and Advanced Ceramics businesses. The asset write-downs and other of $11.5 million recorded for the year ended December 31, 2010 primarily relate to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in our Color Pigments and Services business and the write-down of an acquisition related receivable of $1.6 million in our Surface Treatment segment.

Operating income

Lithium. Operating income increased $18.6 million, or 17.4%, over the prior year primarily due to the gross margin impact of higher sales volumes of $24.7 million and higher selling prices of $12.4 million. This increase was partially offset by higher raw material costs of $5.1 million, higher depreciation and amortization costs of $4.3 million, higher selling, general and administrative costs of $3.9 million and higher restructuring and other severance costs of $3.2 million.

Surface Treatment. Operating income increased $22.7 million, or 26.4%, over the prior year primarily due to higher selling prices of $24.8 million and the gross margin impact of higher sales volumes of $19.0 million. This increase was partially offset by higher raw material costs of $9.2 million, higher restructuring and other severance costs of $6.0 million and higher selling general and administrative costs of $3.8 million.

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

Income tax provision/benefit

We recorded an income tax provision of $124.4 million on income from continuing operations before taxes of $456.1 million in the year ended December 31, 2011 resulting in an effective tax rate of 27.3%.  The 2011 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to a tax benefit related to a capital loss of (19.3)% resulting from a tax election made related to a non-U.S. subsidiary and a beneficial foreign earnings mix of (5.5)% primarily in Germany, Chile and the U.K.  Additionally, the 2011 effective tax rate was negatively impacted by an increase to the U.S. valuation allowance against net deferred tax assets of 22.2%.

We recorded an income tax benefit of $24.6 million for the year ended December 31, 2010 on income from continuing operations before taxes of $204.5 million resulting in an effective tax rate of (12.0)%. The 2010 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the reversal of a U.S. valuation allowance of (26.4)% related to net operating losses that were expected to be utilized as a result of the gain on the sale of the Company’s plastic compounding business.  Additionally, the 2010 effective tax rate was positively impacted by a beneficial foreign earnings mix of (14.8)% primarily in Germany, Chile and the U.K. and an allocation of tax benefits to continuing operations of (3.8)%.

See Note 11, “Income Taxes,” for the reconciliation of the U.S. statutory income tax rate to the effective tax rate.

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

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $25.8 million, or 17.9%, over the prior year primarily due to the gross margin impact of higher sales volumes of $24.7 million and higher selling prices of $12.4 million. This increase was partially offset by higher raw material costs of $5.1 million and higher selling, general and administrative costs of $3.9 million.

Surface Treatment. Adjusted EBITDA increased $26.9 million, or 21.7%, over the prior year primarily due to higher selling prices of

$24.8 million and the gross margin impact of higher sales volumes of $19.0 million. This increase was partially offset by higher raw material costs of $9.2 million and higher selling general and administrative costs of $3.8 million.

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

Corporate and other.  Adjusted loss before interest, taxes, depreciation and amortization increased $3.1 million, or 7.6% over the prior year due to higher miscellaneous central costs.

Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on a consolidated basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Holdings, Inc. to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2012	2011	2010
Net income attributable to Rockwood Holdings, Inc. shareholders	$383.5	$411.3	$239.4
Net income attributable to noncontrolling interest	14.7	40.6	9.1
Net income	398.2	451.9	248.5
Income tax (benefit) provision	(55.9)	124.4	(24.6)
Income from discontinued operations, net of tax	—	(0.9)	(19.4)
Gain on sale of discontinued operations, net of tax	—	(119.3)	—
Income from continuing operations before taxes	342.3	456.1	204.5
Interest expense, net	86.7	96.1	151.1
Depreciation and amortization	265.3	267.2	255.9
Restructuring and other severance costs	45.5	14.5	5.0
Systems/organization establishment expenses	4.5	6.5	2.1
Acquisition and disposal costs	1.2	0.4	1.3
Acquisition method inventory charges	3.3	—	—
Loss on early extinguishment/modification of debt	14.8	16.6	1.6
Asset write-downs and other	0.9	1.6	11.5
Foreign exchange loss (gain) on financing activities, net	9.6	(1.3)	1.0
Other	4.8	5.1	0.4
Total Adjusted EBITDA	$778.9	$862.8	$634.4

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by operating activities was $442.2 million, $449.0 million and $482.4 million in 2012, 2011 and 2010, respectively. Net cash from operating activities decreased slightly in 2012 primarily from lower net income in 2012, which was partially offset by lower working capital usage related to lower inventory levels in our Color Pigments and Services business resulting from working capital initiatives. Net cash from operating activities decreased in 2011 primarily due to working capital changes, partially offset by higher net income. Specifically, inventories increased primarily due to a build in the finished goods inventory of the Titanium Dioxide Pigments segment in anticipation of higher sales, as well as an increase in the Color Pigments and Services inventory due to raw material purchases in anticipation of raw material cost increases. In addition, accrued expenses and other liabilities decreased primarily due to lower annual cash incentive bonus accruals across most businesses based upon the cash incentive plans in place.

Investing Activities. Net cash (used in) provided by investing activities was $(353.4) million, $21.2 million and $(181.3) million in 2012, 2011 and 2010, respectively. The decrease in 2012 was primarily due to net proceeds received of $300.6 million in 2011 related to the sale of our plastic compounding business, the crenox GmbH acquisition in 2012, as well as higher capital expenditures for strategic projects in our Lithium segment in 2012. Net cash used in investing activities in 2010 primarily related to capital expenditures.

Financing Activities. Net cash provided by (used in) financing activities was $858.6 million, $(482.6) million and $(259.5) million in 2012, 2011 and 2010, respectively, and included scheduled payments for long-term debt. In February 2012, our indirect 100% owned subsidiary, RSGI, issued a new tranche of term loan A under the senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of the 2014 Notes ($534.1 million in the aggregate based on the exchange rate in effect on the date of payment) in March. In addition, in June 2012, our titanium dioxide venture, Sachtleben GmbH, issued new term loans in the aggregate amount of €400.0 million ($500.7 million based on the exchange rate in effect on the date of. the transaction) and used a portion of the proceeds to retire existing term loans (€195.0 million - $244.1 million) and to pay a dividend to the venture partners (€88.8 million - $112.3 million, of which $68.5 million was paid to Rockwood and $43.8 million was paid to Kemira). Further, in September 2012, RSGI issued $1.25 billion of 4.625% Senior Notes due in 2020 and used a portion of the proceeds to prepay $250.0 million of term loan B under the senior secured credit facility. In addition, we paid dividends to shareholders of $81.8 million in 2012. In 2011, we voluntarily prepaid $408.9 million of our senior secured term loans, paid related fees of $13.4 million in connection with the refinancing of our senior secured credit facility in February 2011 and made distributions to noncontrolling shareholders of $19.4 million. In 2010, net cash used in financing activities included the voluntary prepayment of $200.2 million of our senior secured term loans and a cash inflow of $26.3 million related to the exercise of employee stock options.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments, share repurchases and acquisitions. Our debt service requirements in future years are significant. In June 2012, the Company’s board of directors initiated a quarterly cash dividend and paid a quarterly cash dividend of $0.35 per share in July, September and December 2012 ($81.8 million in the aggregate). In January 2013, we announced that our board of directors has authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million. We expect to effectuate these repurchases beginning in 2013. See Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock.” In February 2013, we announced that our board of directors has increased the quarterly cash dividend to $0.40 per share.

In 2013 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowing available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors.”

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

Our overall unfunded position in our defined benefit plans as of December 31, 2012 is $586.8 million and the funded status of our plans is 31%. However, 75% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $148.1 million and the funded status is 63%. The funding of our pension plans was in compliance with local requirements as of December 31, 2012. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.  Such cash outflows were less than pension expense in 2012, 2011 and 2010, and are expected to remain so in 2013.

As of December 31, 2012, we had cash and cash equivalents of $1,273.6 million of which $608.9 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $4.5 million. Based on our cash reserves, domestic cash flows from operations and our other sources of liquidity, including the availability under our revolving credit facility, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our term debt, pay dividends, repurchase shares or fund bolt-on acquisitions.

As of December 31, 2012, we had actual total indebtedness of $2,751.8 million, consisting primarily of the 2020 Notes ($1,250.0 million), the term loans under our senior secured credit facility ($924.1 million) and the term loans under our Titanium Dioxide Pigments venture facility (€390.0 million or $514.5 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for a detailed discussion of these borrowings. As of December 31, 2012, the availability under the senior secured credit revolving credit facility is $154.8 million, reduced by outstanding letters of credit of $25.2 million, and the availability under the Titanium Dioxide Pigments venture facility is €4.5 million ($5.9 million) after an outstanding bank guarantee of €25.5 million ($33.6 million) related to a defined benefit pension obligation.

Senior secured credit facilities. As of December 31, 2012, the senior secured credit agreement consists of term loan A in an aggregate principal amount of $336.9 million maturing in February 2017, term loan B in an aggregate principal amount of $587.3 million maturing in February 2018 and a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing in February 2016.  See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for further details.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•              a leverage ratio: for the twelve-month period ended December 31, 2012, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.52 to 1; and

•              an interest coverage ratio: for the twelve-month period ended December 31, 2012, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 11.05 to 1.

We were in compliance with the above covenants as of December 31, 2012.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

2020 Notes. As of December 31, 2012, the outstanding amount of the 2020 Notes was $1.25 billion. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, up to an amount not to exceed the greater of: i) $2,250.0 million and ii) an amount such that the net secured leverage ratio shall not exceed 2.50 to 1.00 and prohibits us from making certain restricted payments subject to satisfying a fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein) to fixed charges (as defined therein), which for the most recently ended four fiscal quarters is to be at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2012, the fixed charge coverage ratio equaled 11.05 to 1. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for further details.

Titanium Dioxide Pigments venture term loans, revolving credit facility and other debt. As of December 31, 2012, the aggregate amount of the facility was €420.0 million ($554.1 million), consisting of €190.0 million ($250.7 million) of term loan A and €200.0 million ($263.8 million) of term loan B, as well as a €30.0 million ($39.6 million) revolving credit facility. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for further details.

The facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage ratio: for the twelve-month period ended December 31, 2012, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), must be less than 2.70 to 1; for such period, our ratio equaled 2.40 to 1;

•                  An interest coverage ratio: for the twelve-month period ended December 31, 2012, EBITDA, subject to certain adjustments,

to cash interest expense (net of interest income), must be greater than 5.00 to 1; for such period, our ratio equaled 8.76 to 1; and

•      Cash flow coverage ratio: for the twelve-month period ended December 31, 2012, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00; for such period, our ratio equaled 2.40 to 1.

We were in compliance with the above covenants as of December 31, 2012.  Any decline in the performance of our Titanium Dioxide Pigments venture may result in our inability to meet one or more of the financial covenants in the facility agreement and we may seek a waiver or suspension of compliance with such covenants or be required to use our available cash to repay all or part of the amount outstanding under the facility agreement.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2012	2011	2010
Net cash provided by operating activities from continuing operations	$444.9	$450.8	$478.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	116.8	191.4	(48.5)
Current portion of income tax provision	81.3	98.1	36.3
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	76.4	91.8	158.6
Restructuring and other severance costs	45.5	14.5	5.0
Systems/organization establishment expenses	4.5	6.5	2.1
Acquisition and disposal costs	1.2	0.4	1.3
Acquisition method inventory charges	3.3	—	—
Bad debt provision	(0.7)	0.2	1.2
Other	5.7	9.1	0.4
Total Adjusted EBITDA from continuing operations	$778.9	$862.8	$634.4

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2012:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$3,420.3	$668.6	$268.5	$424.5	$2,058.7
Operating leases	55.4	17.0	21.7	9.5	7.2
Purchase obligations (b)	1,462.9	587.6	724.6	103.4	47.3
Total (c) (d)	$4,938.6	$1,273.2	$1,014.8	$537.4	$2,113.2

(a)               Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. These amounts also include estimated scheduled cash interest payments for all years totaling $668.5 million. A portion of the debt balance outstanding as of December 31, 2012 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2012. As noted above, we were in compliance with the above debt covenants as of December 31, 2012.  Any decline in the performance of our Titanium Dioxide Pigments venture may result in our inability to meet one or more of the financial covenants in the facility agreement and we may seek a waiver or suspension of compliance with such covenants or be required to use our cash to repay all or part of the amount outstanding under the facility agreement. As a result, we have classified $514.5 million of our Titanium Dioxide Pigments debt as current as of December 31, 2012. Accordingly, interest on our Titanium Dioxide Pigments term loans is being calculated based on a 2013 year-end assumed payoff date rather than based on the full maturity date of June 2017. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt.”

(b)              Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)                Statutory minimum funding requirements for 2013 for defined benefit pension plans are not included as such amounts have not been determined. For 2013, the Company expects to make contributions of approximately $6.8 million to pension trusts and $19.0 million directly to plan participants as benefit payments. Future contributions, including additional payments that may be required as a result of investment performance of pension assets, are not included, as they are not fixed either as to timing or amount. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details.

(d)               Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked-to-market with the related liabilities or assets depending on the mark-to-market position. At December 31, 2012, the mark-to-market position of obligations relating to derivative contracts was a liability and was recorded in “Accrued expenses and other current liabilities” and “Other Liabilities” in the Consolidated Balance Sheet. Liabilities for unrecognized tax benefits of $33.7 million as of December 31, 2012 are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid within one year.

Capital Expenditures

Rockwood’s capital expenditures for 2012 includes replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the year ended December 31, 2012, capital expenditures, net of government grants received, were $286.4 million. Capital expenditures in 2012 included the expansion of our production capacity for lithium compounds in Chile and Kings Mountain, North Carolina, as well as our new Surface Treatment plant in Blackman Township, Michigan. For the years ended December 31, 2011 and 2010, our capital expenditures amounted to $279.7 million and $180.3 million, respectively. Capital expenditures for 2013 are expected to increase, primarily in our Lithium segment due to the ongoing expansion of our lithium carbonate capacity, particularly in Chile.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2012, our capital expenditures for SHE matters totaled $32.5 million, excluding costs to maintain and repair pollution control equipment. For 2013, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such law. See Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies,” “Regulatory Developments” for further discussion.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2012, the Company had approximately $31.0 million of letters of credit and other bank guarantees, of which $29.5 million will expire in 2013 through 2017. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.2 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

Impairment

Goodwill

The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill would be reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, we have identified four of nine reporting units within our reportable segments that qualify for such review, Lithium, Surface Treatment, Advanced Ceramics and Metal Sulfides, as each of these units had a goodwill balance as of December 31, 2012.  The other five reporting units had no goodwill balance as of December 31, 2012.  Based upon our review, the estimated fair values for our four reporting units having goodwill were substantially in excess of their carrying values.  See “Impairment Accounting” section in Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” for the process used to test goodwill for impairment.

Goodwill impairment analyses are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. There have not been significant changes in the assumptions and methodologies used in the goodwill impairment analyses from the prior year. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. Two assumptions with a significant impact on the reporting unit fair value calculations include the discount rate and the terminal value growth rate.  For the 2012 impairment test, we completed a sensitivity analysis on both of these key assumptions.  An increase of 100 basis points in the discount rate would have resulted in a fair value, based on discounted cash flows, exceeding the carrying value for all of our four reporting units that have a goodwill balance.  For the terminal value growth rate, a decrease of 100 basis points would have resulted in a fair value, based on discounted cash flows, exceeding the carrying value for all of our four reporting units that have a goodwill balance.  Additional sensitivity was completed on the combined impact of a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal value growth rate. This also resulted in fair values, based on discounted cash flows, exceeding carrying values for each of our four reporting units that have a goodwill balance.

Long-Lived Tangible and Other Intangible Assets

Long-lived tangible and other intangible assets are reviewed each reporting period to determine if events or changes in circumstances have occurred indicating that the carrying value of the assets may not be recoverable. Such circumstances may include a significant adverse change in the manner in which a long-lived asset is used, a current-period operating or cash flow loss combined with projected and/or a history of operating or cash flow losses associated with the use of a long-lived asset, or changes in the expected useful life of the long-lived asset.

To determine the recoverability of long-lived tangible and other intangible assets, these assets are grouped at the lowest level for which there are identifiable cash flows that are independent from the cash flows of other assets, which could be at the individual asset level, the product line level, the plant level or the subsidiary level depending on the nature of the identifiable cash flows at our various subsidiaries. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets or asset group to the sum of future undiscounted net cash flows expected to be generated by the asset or asset group.

Management estimates future undiscounted cash flows using key assumptions of industry and market conditions, future sales volumes and prices, raw material and labor costs, and inflation rates. For the years ended December 31, 2011 and 2010, there were no long-lived assets or asset groups that had a carrying value greater than the sum of corresponding undiscounted cash flows and therefore, we did not perform any applicable fair value calculations to measure any impairment loss.

If such assets are considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, we would use our internal cash flow estimates discounted at an appropriate interest rate, third party appraisals, as appropriate, and/or market prices of similar assets, when available.

In 2012, 2011 and 2010, we performed a recoverability test of certain intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. In addition, in 2012, we wrote off a trade name in the amount of $10.3 million in our Lithium segment related to the reorganization of our former Specialty Chemicals segment. Also, in 2012, we recorded a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S.

See “Impairment Accounting” section in Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” for the process used to test certain long-lived tangible and other intangible assets for impairment.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $53.5 million for known environmental liabilities as of December 31, 2012. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

Income Taxes. Valuation Allowances - We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized based on available evidence weighted toward evidence that is objectively verifiable. In determining the need for a valuation allowance, the Company’s policy is to evaluate evidence for sources of future taxable income, which may be available under the tax law to realize a tax benefit, including, reversal of temporary differences, tax loss-carrybacks, tax-planning strategies, and projected future taxable income. Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

Where a history of three years of cumulative losses has occurred, the Company evaluates its need for a valuation allowance on deferred tax assets, if any, by determining a normalized cumulative taxable income amount over the last three years, adjusted for acquisitions or divestitures, if necessary. The calculation includes management assumptions that relate to the appropriateness of certain items, such as permanent cost savings and excluding one-time items.

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

As of December 31, 2011, we had three years of net cumulative losses in the U.S., In accordance with our policy, we determined a normalized cumulative taxable income amount over the last three years, adjusted for divestitures which indicated a cumulative pro-forma pre-tax loss. Based upon this evidence, we concluded that the negative factors outweighed the positive factors as of December 31, 2011, the most persuasive factor being the objectively verifiable cumulative three year loss. As such, we recorded in our financial statements as of December 31, 2011 a valuation allowance of $152.2 million against the federal net deferred tax assets, excluding deferred tax liabilities related to long lived assets.

In 2012, the Company recorded an income tax benefit of $55.9 million primarily resulting from a $150.0 million reversal of the Company’s federal valuation allowance against its net U.S. federal deferred tax assets. The evidence evaluated indicated that the positive factors outweighed the negative factors, the most persuasive factors being the objectively verifiable normalized cumulative three-year taxable income, as well as projected future taxable income. Accordingly, the Company concluded that it was more likely than not that the net U.S. federal deferred tax assets will be utilized in future years and reversed its federal valuation allowance.

We also have recorded valuation allowances against deferred tax assets related to net operating loss and capital loss carryforwards in Luxembourg, China and for certain states in the U.S. as we have determined that it is more likely than not that the net deferred tax assets will not be realized, the most persuasive factors being three years of net cumulative losses. We have not recorded valuation allowances against our German deferred tax assets related to net operating loss carryforwards as we have determined that it is more likely than not that the net operating loss carryforwards will be realized, the most positive persuasive factors being projected future taxable income and an indefinite carryforward period for the net operating losses.

Income Tax Uncertainties - The Company recognizes income tax uncertainties in its financial statements when it is more-likely-than- not that an uncertain income tax position on the income tax return will be finally sustained upon examination. The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon examination. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We record our uncertain tax positions on a gross basis and in some circumstances, offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability will reduce tax loss carryforwards.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. In accordance with our policy, we evaluate all tax positions taken including the existing tax liabilities recorded and evaluate whether such tax positions would more-likely-than-not be sustained upon examination, based on the technical merits of the position. If the position meets the more-likely-than-not threshold test, we estimate the amount of the benefit that would be more than 50% likely to be sustained upon ultimate resolution or settlement. The estimate includes management’s judgment of the amounts and probabilities of outcomes that could be realized, taking into account all facts, circumstances, and information available at the reporting date.

As of December 31, 2012, we have unrecognized tax benefits of $33.7 million on a gross basis, and $19.5 million, net of deferred tax assets. The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations. As such, actual results will differ from our estimates. In accordance with our policy, we have offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carry forwards.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $3.4 million in 2012.

Stock-Based Compensation.  The accounting for stock compensation is a critical accounting estimate, which requires judgments and assumptions that have an impact on our financial statements.  Compensation expense is recognized for restricted stock units over the vesting life of the award, based on its estimated fair value on the grant date. Fair value is determined using the Monte Carlo simulation model as the equity awards were tied to market conditions. The model utilizes multiple input variables, which include our stock price, the expected volatility and the risk-free rate of return, that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the long-term performance awards. The recognition of expense is only recorded for awards that will eventually vest. This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates are based upon historical share-based equity award forfeitures.

We do not believe it is likely that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense. A 10% change in our stock-based compensation expense would have affected net income attributable to Rockwood Holdings, Inc. by approximately $1.0 million for the year ended December 31, 2012. See Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 13, “Stock-Based Compensation,” for a discussion of our stock-based compensation programs.

Retirement Benefits.  The measurement of our pension obligations, costs and liabilities is dependent on a variety of actuarial assumptions. These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates). These assumptions may have an effect on the amount and timing of future contributions or benefit payments. For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We cannot predict these bond yields or investment returns and therefore cannot reasonably estimate whether adjustments to our stockholders’ equity for minimum pension liability in subsequent years will be significant.

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2012. The estimates were based on inquiries of all plan actuaries. The December 31, 2012 funded status and stockholders’ equity are affected by assumptions as of December 31, 2012 while 2012 annual pension expense is affected by December 31, 2011 assumptions:

	As of December 31, 2012
($ in millions)	U.S. Plans	Non-U.S. Plans		2012 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.5	$28.5	$(30.0)	$(1.4)
-25 basis points	(1.6)	(30.2)	31.8	2.0

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

Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (a)	Quarter (b)	Quarter	Quarter (c)
2012
Net sales	$909.5	$905.6	$862.8	$829.0
Gross profit	342.8	320.3	267.6	224.4

Net income attributable to Rockwood Holdings, Inc. shareholders	$75.8	$224.9	$61.6	$21.2

Basic earnings per share	$0.98	$2.90	$0.79	$0.27

Diluted earnings per share	$0.94	$2.81	$0.77	$0.26

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (d)	Quarter (e)	Quarter	Quarter
2011
Net sales	$914.0	$1,000.0	$940.9	$814.4
Gross profit	321.1	345.6	331.5	291.1

Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$63.3	$88.9	$75.9	$63.0
Income (loss) from discontinued operations	114.7	5.6	—	(0.1)
Net income	$178.0	$94.5	$75.9	$62.9

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Basic earnings from continuing operations	$0.83	$1.16	$0.99	$0.82
Basic earnings from discontinued operations	1.51	0.08	—	—
Basic earnings per share	$2.34	$1.24	$0.99	$0.82

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Diluted earnings from continuing operations	$0.80	$1.11	$0.95	$0.79
Diluted earnings from discontinued operations	1.44	0.07	—	—
Diluted earnings per share	$2.24	$1.18	$0.95	$0.79

(a)               In the first quarter of 2012, we wrote-off a trade name in the amount of $10.3 million in the Lithium segment related to the reorganization of our Specialty Chemicals segment.

In addition, in the first quarter, we recorded a loss on early extinguishment/modification of debt of $9.7 million comprised of redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes.

(b)               In the second quarter of 2012, we recorded an income tax benefit of $139.0 million related to the reversal of our federal valuation allowance against our net federal deferred tax assets.

In addition, in the second quarter, we recorded a loss on early extinguishment/modification of debt of $2.7 million comprised of fees of $2.4 million and the write-off of deferred financing costs of $0.3 million in connection with the refinancing of the titanium dioxide pigments venture facility agreement.

(c)                In the fourth quarter of 2012, we recorded a write-down of $12.0 million of machinery and equipment related to the closure of a facility in the U.S. for our Lithium segment.

In addition, in the fourth quarter, we recorded a loss on early extinguishment/modification of debt of $2.3 million related to the write-off of deferred financing costs in connection with the repayment of $250 million of term loan B under our senior secured credit facility in October 2012.

(d)               In the first quarter of 2011, we recorded a gain on sale of discontinued operations of $114.5 million, net of tax, related to the sale of the plastic compounding business in January 2011.

In addition, in the first quarter, we recorded a loss on early extinguishment/modification of debt of $16.2 million comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing and repayment of our senior secured term loans. Additional fees of $0.3 million and $0.1 million were recorded in the second and third quarters of 2011, respectively, related to this transaction.

(e)                In the second quarter of 2011, a gain of $4.9 million, net of tax, was recorded. Included in this amount is a tax benefit of $4.0 million associated with a re-filing of the Company’s Alternative Minimum Tax (“AMT”) position made in connection with the sale of the plastic compounding business.

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

Interest Rate Risk

We are not required under the terms of our senior secured credit facility to hedge, or otherwise protect against interest rate fluctuations in our variable-rate debt.  However, in June 2012, our titanium dioxide pigments’ venture entered into a new facility agreement which requires the venture to convert 50% of the term loan balances from variable to fixed interest rates for a period of two years. To comply with the requirement to convert 50% of the term loan balances from variable to fixed interest rates under the new facility agreement, the venture entered into interest rate swaps in July 2012 with an aggregate notional amount of €400.0 million. The new swaps mature in September 2014. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market adjustment of these derivatives as a component of interest expense in its consolidated statements of operations. Including the effect of the interest rate swaps, the Company had $924.1 million ($587.3 million of which was subject to a Libor floor of 1.00%) and $855.0 million (the majority of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of December 31, 2012 and 2011, respectively. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure and may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements,” for further details regarding these interest rate swaps.

Prior to executing the new facility agreement, the venture had entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. These contracts effectively converted all of the obligations under the titanium dioxide pigments venture’s term loan facility to fixed rate obligations. These interest rate swaps were terminated and the fair market value of these swaps was transferred into the new swaps entered into in July 2012.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 54% of our net sales in 2012 generated from customers in Europe, 24% in North America (predominantly in the United States), 15% in Asia and 7% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.” Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and Euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. Approximately 61% of our 2012 net sales were derived from subsidiaries whose local currency is the Euro. This increases the impact of the fluctuation of the Euro against the U.S. dollar.

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

Our financial results are subject to the effect of currency fluctuations on the translation of our Euro-denominated debt. As of December 31, 2012 and 2011, our total Euro-denominated debt equaled €436.3 million ($575.6 million) and €488.2 million ($632.8 million), respectively. A weakening or strengthening of the Euro against the U.S. dollar by $0.01 would decrease or increase the U.S. dollar equivalent of our total Euro-denominated debt by $4.4 million as of December 31, 2012. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other expenses, net” in our statement of operations and “accumulated other comprehensive income” in the Consolidated Balance Sheet.

In prior periods, we designated a portion of our Euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our Euro-denominated investments (Euro debt of €14.1 million at December 31, 2011; $18.3 million). In March 2012, the Company dedesignated this net investment hedge.  Prior to the dedesignation, foreign currency gains and losses resulting from the Euro-denominated debt discussed above were accounted for as a component of accumulated other comprehensive income.  After the dedesignation, such foreign currency gains and losses resulting from the Euro-denominated debt have been recorded in the consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2013

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year ended December 31,
	2012	2011	2010
Net sales	$3,506.9	$3,669.3	$3,191.6
Cost of products sold	2,351.8	2,380.0	2,149.8
Gross profit	1,155.1	1,289.3	1,041.8
Selling, general and administrative expenses	655.4	705.9	667.6
Restructuring and other severance costs	45.5	14.5	5.0
Asset write-downs and other	0.9	1.6	11.5
Operating income	453.3	567.3	357.7
Other expenses, net:
Interest expense, net (a)	(86.7)	(96.1)	(151.1)
Loss on early extinguishment/modification of debt	(14.8)	(16.6)	(1.6)
Foreign exchange (loss) gain on financing activities, net	(9.6)	1.3	(1.0)
Other, net	0.1	0.2	0.5
Other expenses, net	(111.0)	(111.2)	(153.2)
Income from continuing operations before taxes	342.3	456.1	204.5
Income tax (benefit) provision	(55.9)	124.4	(24.6)
Income from continuing operations	398.2	331.7	229.1
Income from discontinued operations, net of tax	—	0.9	19.4
Gain on sale of discontinued operations, net of tax	—	119.3	—
Net income	398.2	451.9	248.5
Net income attributable to noncontrolling interest	(14.7)	(40.6)	(9.1)
Net income attributable to Rockwood Holdings, Inc. shareholders	$383.5	$411.3	$239.4

Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$383.5	$291.1	$220.0
Income from discontinued operations	—	120.2	19.4
Net income attributable to Rockwood Holdings, Inc. shareholders	$383.5	$411.3	$239.4

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$4.94	$3.80	$2.93
Earnings from discontinued operations	—	1.57	0.26
Basic earnings per share	$4.94	$5.37	$3.19

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$4.80	$3.64	$2.82
Earnings from discontinued operations	—	1.51	0.25
Diluted earnings per share	$4.80	$5.15	$3.07

Dividends declared per share of common stock	$1.05	$—	$—

Weighted average number of basic shares outstanding	77,665	76,555	74,985
Weighted average number of diluted shares outstanding	79,943	79,865	78,093

(a) Interest expense includes:
Interest expense on debt	$(76.4)	$(91.8)	$(158.6)
Mark-to-market (losses) gains on interest rate swaps	(2.3)	0.5	13.4
Deferred financing costs	(8.0)	(4.8)	(5.9)
Total	$(86.7)	$(96.1)	$(151.1)

See accompanying notes to consolidated financial statements.

 ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year ended December 31,
	2012	2011	2010
Net income	$398.2	$451.9	$248.5
Other comprehensive income, net of tax:
Pension related adjustments	(76.8)	(45.3)	(5.3)
Foreign currency translation	25.8	(55.3)	(24.0)
Intercompany foreign currency loans	13.9	(24.7)	(54.2)
Net investment hedges	(0.3)	(9.9)	2.4
Foreign exchange contracts	0.2	0.4	(0.4)
Other comprehensive income	(37.2)	(134.8)	(81.5)
Comprehensive income	361.0	317.1	167.0
Comprehensive (income) loss attributable to noncontrolling interest	(1.9)	(28.4)	0.6
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$359.1	$288.7	$167.6

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,273.6	$321.5
Accounts receivable, net	474.3	454.1
Inventories	822.9	674.3
Deferred income taxes	10.6	10.2
Prepaid expenses and other current assets	85.1	75.1
Total current assets	2,666.5	1,535.2
Property, plant and equipment, net	1,715.4	1,618.5
Goodwill	864.8	849.6
Other intangible assets, net	445.8	509.7
Deferred financing costs, net	51.7	14.3
Deferred income taxes	171.8	19.3
Other assets	57.7	41.0
Total assets	$5,973.7	$4,587.6
LIABILITIES
Current liabilities:
Accounts payable	$233.3	$249.1
Income taxes payable	33.1	45.8
Accrued compensation	105.5	161.4
Accrued expenses and other current liabilities	152.0	129.6
Deferred income taxes	3.6	3.8
Long-term debt, current portion	553.7	250.5
Total current liabilities	1,081.2	840.2
Long-term debt	2,198.1	1,437.2
Pension and related liabilities	576.6	450.7
Deferred income taxes	72.0	86.5
Other liabilities	123.6	100.6
Total liabilities	4,051.5	2,915.2
Restricted stock units	12.5	14.0
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 78,560 shares issued and 78,466 shares outstanding at December 31, 2012; 400,000 shares authorized, 77,030 shares issued and 76,936 shares outstanding at December 31, 2011)	0.8	0.8
Paid-in capital	1,243.1	1,222.2
Accumulated other comprehensive (loss) income	(14.3)	10.1
Retained earnings	428.4	128.5
Treasury stock, at cost	(1.4)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,656.6	1,360.2
Noncontrolling interest	253.1	298.2
Total equity	1,909.7	1,658.4
Total liabilities and equity	$5,973.7	$4,587.6

See accompanying notes to consolidated financial statements.

 ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398.2	$451.9	$248.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(0.9)	(19.4)
Gain on sale of discontinued operations, net of tax	—	(119.3)	—
Depreciation and amortization	265.3	267.2	255.9
Deferred financing costs amortization	8.0	4.8	5.9
Loss on early extinguishment/modification of debt	14.8	16.6	1.6
Foreign exchange loss (gain) on financing activities, net	9.6	(1.3)	1.0
Fair value adjustment of derivatives	2.3	(0.5)	(13.4)
Bad debt provision	0.7	(0.2)	(1.2)
Stock-based compensation	11.4	12.6	13.9
Deferred income taxes	(137.2)	26.3	(60.9)
Asset write-downs and other	25.1	1.6	12.4
Excess tax benefits from stock-based payment arrangements	(3.7)	(4.0)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(15.3)	(29.8)	(30.1)
Inventories	(63.2)	(150.8)	(58.1)
Prepaid expenses and other assets	(24.4)	(16.9)	(16.5)
Accounts payable	(6.6)	(2.8)	29.5
Income taxes payable	(6.7)	36.4	(1.8)
Accrued expenses and other liabilities	(33.4)	(40.1)	110.7
Net cash provided by operating activities of continuing operations	444.9	450.8	478.0
Net cash (used in) provided by operating activities of discontinued operations	(2.7)	(1.8)	4.4
Net cash provided by operating activities	442.2	449.0	482.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	(286.4)	(279.7)	(180.3)
Acquisitions	(69.2)	(0.8)	(3.8)
Proceeds on sale of assets	2.2	1.1	4.1
Net cash used in investing activities of continuing operations	(353.4)	(279.4)	(180.0)
Net cash provided by (used in) investing activities of discontinued operations, representing net sale proceeds in 2011	—	300.6	(1.3)
Net cash (used in) provided by investing activities	(353.4)	21.2	(181.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	8.9	14.6	26.3
Excess tax benefits from stock-based payment arrangements	3.7	4.0	—
Payments of long-term debt	(953.4)	(458.1)	(304.8)
Proceeds from long term debt	1,987.5	—	19.3
Loan repayments to noncontrolling shareholders	—	(5.0)	—
Deferred financing costs	(49.8)	(5.3)	(0.3)
Fees related to early extinguishment/modification of debt	(9.2)	(13.4)	—
Dividend distributions to shareholders	(81.8)	—	—
Dividend distributions to noncontrolling shareholders	(47.3)	(19.4)	—
Net cash provided by (used in) financing activities	858.6	(482.6)	(259.5)
Effect of exchange rate changes on cash and cash equivalents	4.7	(6.8)	(1.4)
Net increase (decrease) in cash and cash equivalents	952.1	(19.2)	40.2
Less net (decrease) increase in cash and cash equivalents from discontinued operations	—	(16.6)	2.3
Increase (decrease) in cash and cash equivalents from continuing operations	952.1	(2.6)	37.9
Cash and cash equivalents of continuing operations, beginning of period	321.5	324.1	286.2
Cash and cash equivalents of continuing operations, end of period	$1,273.6	$321.5	$324.1

Supplemental disclosures of cash flow information:
Interest paid	$70.8	$104.3	$159.8
Income taxes paid, net of refunds	87.9	61.7	38.1
Non-cash investing activities:
Acquisition of capital equipment in accounts payable	24.7	35.3	27.8

(a) Net of government grants of $9.4 million, $16.0 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions; shares in thousands)

		Rockwood Holdings, Inc. Stockholders’ Equity
					Accumulated
					Other	Retained	Treasury
		Common Stock		Paid-in	Comprehensive	Earnings	Stock		Noncontrolling
	Total	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Interest
Balance, January 1, 2010	$1,140.8	74,165	$0.7	$1,169.2	$204.5	$(522.2)	94	$(1.4)	$290.0
Issuance of common stock	26.3	1,732	0.1	26.2	—	—	—	—	—
Deferred compensation	7.2	—	—	7.2	—	—	—	—	—
Other comprehensive loss, net of tax	(81.5)	—	—	—	(71.8)	—	—	—	(9.7)
Net income	248.5	—	—	—	—	239.4	—	—	9.1
Balance, December 31, 2010	1,341.3	75,897	0.8	1,202.6	132.7	(282.8)	94	(1.4)	289.4
Issuance of common stock	14.6	1,039	—	14.6	—	—	—	—	—
Deferred compensation	5.0	—	—	5.0	—	—	—	—	—
Dividend declared to noncontrolling shareholder	(0.2)	—	—	—	—	—	—	—	(0.2)
Distribution to noncontrolling shareholder	(19.4)	—	—	—	—	—	—	—	(19.4)
Other comprehensive loss, net of tax	(134.8)	—	—	—	(122.6)	—	—	—	(12.2)
Net income	451.9	—	—	—	—	411.3	—	—	40.6
Balance, December 31, 2011	1,658.4	76,936	0.8	1,222.2	10.1	128.5	94	(1.4)	298.2
Issuance of common stock	8.9	1,530	—	8.9	—	—	—	—	—
Deferred compensation	10.2	—	—	10.2	—	—	—	—	—
Dividend paid to shareholders ($1.05 per share)	(81.8)	—	—	1.8	—	(83.6)	—	—	—
Dividend distributions to noncontrolling shareholder	(47.0)	—	—	—	—	—	—	—	(47.0)
Other comprehensive loss, net of tax	(37.2)	—	—	—	(24.4)	—	—	—	(12.8)
Net income	398.2	—	—	—	—	383.5	—	—	14.7
Balance, December 31, 2012	$1,909.7	78,466	$0.8	$1,243.1	$(14.3)	$428.4	94	$(1.4)	$253.1

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation—The consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rockwood Holdings, Inc. and Subsidiaries, which may be referred to as “Rockwood” or the “Company.”  Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Sachtleben Titanium Dioxide Pigments venture and the Viance, LLC timber treatment joint venture) that are consolidated but less than 100% owned.  See Note 22, “Subsequent Events,” for details regarding Sachtleben’s acquisition of Kemira’s 39% interest.

All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable.

The Company’s consolidated financial statements have been reclassified to reflect discontinued operations for all periods presented prior to 2012 as a result of the sale of the plastic compounding business in January 2011.  See Note 2, “Discontinued Operations,” for further details. In addition, certain prior year amounts in the “cash flows from financing activities” section of the consolidated statements of cash flows and in Note 20, “Guarantor Financial Statements,” have been reclassified to conform to current year presentation.

Unless otherwise noted, all balance sheet items as of December 31, 2012 which are denominated in Euros are converted at the December 31, 2012 exchange rate of €1.00 = $1.3193.  For the years ended December 31, 2012, 2011 and 2010, the average rate of exchange of the Euro to the U.S. dollar is $1.2864, $1.3923 and $1.3272, respectively.

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

	Year Ended December 31,
($ in millions)	2012	2011	2010
Balance, January 1	$7.9	$9.4	$12.3
Additions, net of recoveries	0.7	(0.2)	0.1
Write-offs	(0.9)	(0.9)	(2.2)
Other	0.2	(0.4)	(0.8)
Balance, December 31	$7.9	$7.9	$9.4

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. The Company records shipping and handling costs in cost of products sold and records shipping and handling costs billed to customers in net sales. Revenue under service agreements, which was less than 1% of consolidated net sales in 2012, 2011 and 2010, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2012 and 2011.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of December 31, 2012, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future equaled €581.0 million ($766.5 million). In addition, gains or losses on Euro-denominated debt that is designated as a net investment hedge of the Company’s Euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

Advertising—The Company expenses advertising costs within selling, general and administrative expenses as incurred. Advertising costs are less than 1% of consolidated net sales in 2012, 2011 and 2010.

Research and Development—Research and development costs are charged to expense within selling, general and administrative expenses, as incurred. Such costs were $61.9 million, $59.1 million and $49.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with a maturity of three months or less when purchased are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

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

The Company classifies depreciation and amortization in its Consolidated Statements of Operations consistent with the utilization of the underlying assets as follows:

	Year Ended December 31,
($ in millions)	2012	2011	2010
Cost of products sold	$178.7	$174.0	$166.7
Selling, general and administrative expenses (a)	86.6	93.2	89.2
Total depreciation and amortization	$265.3	$267.2	$255.9

(a)               Primarily consists of amortization costs.

Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired in transactions accounted for using the acquisition method of accounting. See Note 8, “Goodwill,” for details of goodwill activity by segment.

Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4-20 years. Trade names and trademarks are being amortized from 18-25 years, customer relationships are being amortized over periods ranging from 7-15 years and supply agreements are being amortized over periods ranging from 10-15 years. See Note 9, “Other Intangible Assets, Net.”

Impairment Accounting

Goodwill - The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill would be reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, we have identified four of nine reporting units within our reportable segments that qualify for such review, Lithium, Surface Treatment, Advanced Ceramics and Metal Sulfides, as each of these units had a goodwill balance as of December 31, 2012.  The other five reporting units had no goodwill balance as of December 31, 2012.  Based upon our review, the estimated fair values for our four reporting units having goodwill were substantially in excess of their carrying values.

In accordance with the accounting guidance for determining goodwill impairment, the Company applies a two-step methodology:

First Step

In the first step, the Company determines the estimated fair value of each reporting unit and compares that fair value to the carrying value of such reporting unit.  In determining the estimated fair value of each reporting unit, the Company uses the following approaches.

Discounted Cash Flow Approach: Under this approach, the Company makes certain assumptions, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate in determining the estimated fair value of each reporting unit.

Peer Multiple Approach: Under this approach, the fair value of each reporting unit is derived from peer multiples.  Specifically, the estimated fair value of each reporting unit is based on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups. The Company uses EV multiples for the last twelve months Adjusted EBITDA and for the next fiscal year’s budgeted Adjusted EBITDA. The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of the reporting units. The Company then multiplies this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compares it to the carrying value of such reporting unit.

If the fair value resulting from the discounted cash flow approach substantially exceeds carrying value of a reporting unit, there is clear evidence that no impairment exists. If the estimated fair value determined under the discounted cash flow approach does not substantially exceed the carrying value of a reporting unit, then the Company estimates the fair value of each reporting unit using the peer multiple approach to corroborate the estimated fair value determined from the discounted cash flow. If the fair values estimated under the discounted cash flow and peer multiple approach are substantially different, the relevant facts and circumstances are reviewed and a qualitative assessment is made to determine the proper weighting for estimating fair value.  Once the estimated fair value is determined, it is compared to the carrying value of a reporting unit. If the estimated fair value exceeds the carrying value of a reporting unit, there is no impairment.  If the results of the first step indicate the carrying value of a reporting unit exceeds its estimated fair value, the second step is performed.

Second Step

In the second step, the Company would determine the implied fair value of goodwill in the same manner as if it had acquired those reporting units. The potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.  If necessary, the Company may consult with valuation specialists to assist with its goodwill impairment review.

For the years ended December 31, 2012, there was clear evidence that no impairment existed based on the discounted cash flow approach for our Lithium, Surface Treatment, Advanced Ceramics and Metal Sulfides reporting units, as the estimated fair value substantially exceeded the carrying value of each reporting unit. Accordingly, the second step for determining the existence of a goodwill impairment was not required for any of our reporting units. As such, we concluded there was no goodwill impairment for any of our reporting units.

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

Long-lived tangible and other intangible assets — These assets are reviewed each reporting period to determine if events or changes in circumstances have occurred indicating that the carrying value of the assets may not be recoverable. The recoverability of other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. Such circumstances may include a significant adverse change in the manner in which a long-lived asset is used, a current-period operating or cash flow loss combined with projected and/or a history of operating or cash flow losses associated with the use of a long-lived asset, or changes in the expected useful life of the long-lived asset.

During 2012, 2011 and 2010, the Company performed recoverability tests of intangible assets related to a multiple product lines in our Viance timber treatment chemicals venture.  These recoverability tests were performed because actual and historical sales volumes related to these specific products were significantly lower than projected sales volumes primarily due to changes in market conditions.

For the intangible assets tested in 2012, 2011 and 2010, the primary reasons for lower sales was the decision to delay the introduction of one product to the marketplace and the loss of another product’s largest customer. For these recoverability tests, we estimated cash flows over the remaining lives of the assets. The primary assumptions used in these analyses were the timing of the penetration of such product in the marketplace and the expected demand.  The recoverability test resulted in undiscounted cash flows that substantially exceeded the carrying value of the assets for each product line.

Based on these tests, the Company concluded that there was no impairment of these assets.  The carrying value of the applicable intangible assets was $58.2 million and $64.7 million as of December 31, 2012 and 2011, respectively. The Company will test the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

In 2012, the Company wrote off a trade name in the amount of $10.3 million in our Lithium segment related to the reorganization of the Specialty Chemicals segment. This trade name was written down to zero as there is no estimated recoverability based on the fact that the asset will no longer be used. In addition, the Company recorded a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S. These write-downs were included as part of “restructuring and other severance costs” in the consolidated statements of operations.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 5, “Financial Instruments and Fair Value Measurements.”

Derivatives— All derivatives are recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See Note 5, “Financial Instruments and Fair Value Measurements” and Note 18, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment and cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs— Defined benefit costs and liabilities and postretirement benefit costs and liabilities have been determined in accordance with accounting standards for retirement benefits. Postemployment benefit costs and liabilities have been determined in accordance with accounting standards for nonretirement postemployment benefits. See Note 14, “Employee Benefit Plans,” for further details.

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including Kohlberg Kravis Roberts & Co. L.P. (“KKR”). For example, the Company paid fees of $3.3 million in the year ended December 31, 2012 to KKR related to the issuance of Term Loan A, the refinancing of the Titanium Dioxide Pigments term loans and the issuance of the 4.625% senior notes due in 2020. In November 2012, certain stockholders comprising funds affiliated with KKR sold their remaining 6,900,838 shares of the Company’s common stock, which included shares issued in connection with the cashless exercise of these warrants, and in January 2013, two of the Company’s board of directors from KKR resigned from the Company’s board.  As a result, KKR is no longer a related party.

As part of the Titanium Dioxide Pigments venture with Kemira that was completed in September 2008, the venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. The venture purchased $33.4 million, $40.0 million and $36.8 million, respectively, of energy from Kemira during 2012, 2011 and 2010.  As of December 31, 2012 and 2011, $4.3 million and $5.6 million, respectively, was due to Kemira, for energy purchases. In 2009, the venture also made a contractual advance of $16.0 million in connection with this agreement. Minimum annual payments under the energy agreement are approximately $15.8 million per year. In connection with this arrangement, the venture has approximately $28.3 million of a non-interest bearing note receivable from Kemira that is due in August 2028. The carrying value of the note receivable was $6.5 million at December 31, 2012. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable is approximately $13.8 million at December 31, 2012.

As part of the Titanium Dioxide Pigments venture with Kemira, the venture has a supply agreement for the sale of certain raw materials to Kemira that are manufactured by the venture. The term of this contract expires in December 2015. Transactions between the Titanium Dioxide Pigments venture and Kemira consisted of sales to Kemira of $3.6 million, $3.4 million and $2.1 million in 2012, 2011 and 2010, respectively, and amounts due from Kemira of $1.2 million and $0.6 million at December 31, 2012 and 2011, respectively. In addition, there were sales from the Titanium Dioxide Pigments venture to companies owned by Kemira of $2.2 million during 2010.

As part of the Viance, LLC joint venture, the Company’s Chemical Specialties, Inc. (“CSI”) subsidiary within the Timber Treatment Chemicals business and The Dow Chemical Company (“Dow”) entered into certain related party transactions. Viance, LLC does not own manufacturing facilities, and as a result, relies on the members of the joint venture to provide substantially all product and distribution requirements. In addition, the members sell products to Viance, LLC. Transactions between Viance, LLC and Dow amounted to: purchases from Dow of $0.9 million, $1.3 million and $4.1 million in 2012, 2011 and 2010, respectively, and sales to Dow of $0.2 million, $0.4 million and $0.4 million in 2012, 2011 and 2010, respectively. Amounts due to Dow totaled $0.1 million and $0.1 million at December 31, 2012 and 2011, respectively.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is not more-likely-than-not to be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company records liabilities for uncertain tax benefits net of deferred tax assets associated with tax loss carryforwards for liabilities arising in the same year as the asset and for liabilities arising in different years from the asset, provided that the related tax loss can be carried back or forward to offset the liability.

Where the Company has a loss from continuing operations and income in other categories, the Company allocates a tax benefit to continuing operations and a tax provision to those other categories. Where there is income in other categories on a net basis, the Company’s policy is to allocate the tax provision only to categories with income on a pro-rata basis.

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

For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture); the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining a normalized cumulative taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary. The Company will also consider the following positive evidence in the above scenarios, if present:

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

Stock-Based Compensation—In April 2009, the Company adopted the 2009 Stock Incentive Plan (the “Plan”; together with the previous plans, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date are being awarded under the Plan.

The Company awarded restricted stock units in 2012, 2011 and 2010 to certain employees of Rockwood corporate headquarters and its business units. See Note 13, “Stock-Based Compensation,” for further details. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of December 31, 2012 and 2011 has been recorded as mezzanine equity (outside of permanent equity) in the consolidated balance sheets.

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”). This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. The Company began providing the required additional disclosures from this ASU beginning with its Form 10-Q for the period ended March 31, 2012 for items that are not measured at fair value in the condensed consolidated balance sheets but for which fair value is required to be disclosed in the footnotes (see Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements”).

In June 2011, the FASB issued an ASU that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company began providing the required additional disclosures from this ASU beginning with its Form 10-Q for the period ended March 31, 2012 by adding a consolidated statement of comprehensive income.

In February 2013, the FASB issued an ASU that addressed the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income, but will require companies to present the effects of the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. This ASU is effective for the Company in its first quarter beginning January 1, 2013 and is not expected to have a material impact on the Company’s financial statements.

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

Operating results of the discontinued operations of the plastic compounding business for the year ended December 31, 2010 is as follows:

Year Ended
($ in millions)	December 31, 2010
Net sales	$231.3
Cost of products sold	187.2
Gross profit	44.1
Selling, general and administrative expenses	16.7
Income before taxes	27.4
Income tax provision	8.8
Net income	$18.6

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

Summarized financial information for each of the reportable segments is provided in the following tables:

	Year ended December 31,
($ in millions)	2012	2011	2010
Net Sales:
Lithium	$474.4	$456.5	$397.1
Surface Treatment	723.2	743.2	662.0
Performance Additives	731.5	784.4	726.7
Titanium Dioxide Pigments	889.4	930.4	759.2
Advanced Ceramics	546.7	585.1	515.6
Corporate and other	141.7	169.7	131.0
Total	$3,506.9	$3,669.3	$3,191.6

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

	Year ended December 31,
($ in millions)	2012	2011	2010
Adjusted EBITDA:
Lithium	$181.9	$170.2	$144.4
Surface Treatment	155.2	151.0	124.1
Performance Additives	124.0	144.0	123.8
Titanium Dioxide Pigments	164.7	257.6	129.5
Advanced Ceramics	174.8	183.7	153.2
Corporate and other	(21.7)	(43.7)	(40.6)
Total	$778.9	$862.8	$634.4

	Year ended December 31,
($ in millions)	2012	2011	2010
Capital Expenditures:
Lithium	$98.3	$76.2	$29.7
Surface Treatment	33.6	23.6	15.0
Performance Additives	34.2	44.9	27.8
Titanium Dioxide Pigments	70.8	75.3	60.4
Advanced Ceramics	39.5	46.1	40.7
Corporate and other	10.0	13.6	6.7
Total (a)	$286.4	$279.7	$180.3

(a)               Net of government grants of $9.4 million, $16.0 million and $3.2 million received for the years ended December 31, 2012, 2011 and 2010, respectively.

	Identifiable Assets as of
	December 31,	December 31,
($ in millions)	2012	2011
Lithium	$1,282.0	$1,189.5
Surface Treatment	982.4	947.5
Performance Additives	675.8	745.7
Titanium Dioxide Pigments	1,130.0	929.6
Advanced Ceramics	813.2	810.9
Corporate and other (a)	1,550.8	409.6
Eliminations (b)	(460.5)	(445.2)
Total	$5,973.7	$4,587.6

(a)               Corporate and other identifiable assets primarily represent the operating assets of the businesses included herein described above, assets (primarily real estate) of legacy businesses formerly belonging to the Dynamit Nobel businesses acquired in 2004, deferred income tax assets and cash and cash equivalent balances maintained in accordance with centralized cash management techniques.

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

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2012	2011	2010
Net sales:
Germany	$1,789.2	$1,900.9	$1,604.2
United States	744.5	731.2	673.0
Rest of Europe	573.7	646.1	571.5
Rest of World	399.5	391.1	342.9
	$3,506.9	$3,669.3	$3,191.6

The following table presents the net book value of the Company’s long-lived assets located in the regions indicated:

	As of December 31,
($ in millions)	2012	2011	2010
Long-lived assets (a):
Germany	$794.7	$750.0	$747.9
Rest of Europe	386.8	383.5	368.7
United States	269.8	259.7	230.4
Rest of World	264.1	225.3	219.9
	$1,715.4	$1,618.5	$1,566.9

(a)               Long-lived assets represent property, plant and equipment, net.

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

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully in the table below:

				Titanium
		Surface	Performance	Dioxide	Advanced	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	Ceramics	and other	Consolidated
Year ended December 31, 2012
Income (loss) from continuing operations before taxes	$98.8	$91.6	$49.5	$56.2	$104.8	$(58.6)	$342.3
Interest expense, net	3.3	15.6	6.6	22.6	14.5	24.1	86.7
Depreciation and amortization	44.2	31.9	59.0	70.6	51.0	8.6	265.3
Restructuring and other severance costs (a)	26.1	8.0	6.9	1.8	2.5	0.2	45.5
Systems/organization establishment expenses (b)	0.6	1.4	0.2	2.2	—	0.1	4.5
Acquisition and disposal costs (c)	—	0.2	—	2.2	1.1	(2.3)	1.2
Acquisition method inventory charges (d)	—	—	—	3.3	—	—	3.3
Loss on early extinguishment/modification of debt (e)	2.6	3.0	1.2	2.8	1.2	4.0	14.8
Asset write-downs and other	0.1	0.2	0.4	—	0.2	—	0.9
Foreign exchange loss (gain) on financing activities, net	6.2	3.0	(0.1)	—	(0.6)	1.1	9.6
Other (f)	—	0.3	0.3	3.0	0.1	1.1	4.8
Total Adjusted EBITDA	$181.9	$155.2	$124.0	$164.7	$174.8	$(21.7)	$778.9
Year ended December 31, 2011
Income (loss) from continuing operations before taxes	$118.0	$80.3	$69.7	$163.7	$102.2	$(77.8)	$456.1
Interest expense, net	7.4	20.6	9.1	12.7	21.6	24.7	96.1
Depreciation and amortization	41.4	33.1	58.4	71.9	53.7	8.7	267.2
Restructuring and other severance costs (a)	3.2	8.0	2.3	—	0.7	0.3	14.5
Systems/organization establishment expenses (g)	—	0.8	0.7	5.0	—	—	6.5
Acquisition and disposal costs	—	0.1	—	—	0.1	0.2	0.4
Loss on early extinguishment/modification of debt (e)	2.9	4.8	1.7	—	4.0	3.2	16.6
Asset write-downs and other	0.1	0.1	0.8	—	0.6	—	1.6
Foreign exchange (gain) loss on financing activities, net	(2.8)	3.0	1.1	—	0.8	(3.4)	(1.3)
Other (f)	—	0.2	0.2	4.3	—	0.4	5.1
Total Adjusted EBITDA	$170.2	$151.0	$144.0	$257.6	$183.7	$(43.7)	$862.8
Year ended December 31, 2010
Income (loss) from continuing operations before taxes	$85.5	$55.5	$34.0	$44.5	$72.4	$(87.4)	$204.5
Interest expense, net	20.7	30.3	25.8	15.0	29.1	30.2	151.1
Depreciation and amortization	37.1	33.6	56.8	69.6	49.6	9.2	255.9
Restructuring and other severance costs (a)	—	2.0	1.5	—	1.1	0.4	5.0
Systems/organization establishment expenses (b)	—	1.0	0.3	0.5	0.2	0.1	2.1
Acquisition and disposal costs	—	0.1	0.2	—	—	1.0	1.3
Loss on early extinguishment/modification of debt (e)	0.2	0.4	0.3	—	0.4	0.3	1.6
Asset write-downs and other (h)	0.3	1.5	4.1	0.1	0.8	4.7	11.5
Foreign exchange (gain) loss on financing activities, net	0.6	(0.2)	0.1	—	(0.4)	0.9	1.0
Other	—	(0.1)	0.7	(0.2)	—	—	0.4
Total Adjusted EBITDA	$144.4	$124.1	$123.8	$129.5	$153.2	$(40.6)	$634.4

(a)                 See Note 17, “Restructuring And Other Severance Costs,” for further details.

(b)                  Primarily relates to costs incurred in conjunction with the integration of businesses acquired.

(c)                 Primarily relates to fees incurred in connection with the acquisition of certain business assets of crenox GmbH in our titanium dioxide pigments venture, partially offset by a breakage fee received from a former acquisition target, Talison Lithium Limited, net of professional fees incurred.

(d)                All inventories acquired in an acquisition must be revalued to “fair value,” resulting in a reduction in gross profit.  For 2012, the acquisition method inventory charges (step-up in inventory basis) recorded in cost of products sold in the consolidated statements of operations relate to the acquisition of certain business assets, primarily inventory and other production assets, of crenox GmbH, a German titanium dioxide producer.

(e)                 In 2012, this represents redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes, and fees of $2.5 million and the write-off of deferred financing costs of $0.3 million in connection with the refinancing of the titanium dioxide pigments venture and the write-off of deferred financing costs of $2.3 million in connection with the repayment of $250.0 million of term loan B under the senior secured credit facility in October 2012. In 2011, this represents fees of $13.5 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011. In 2010, this represents the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans.

(f)                  Primarily relates to professional fees incurred in connection with exploring strategic options.

(g)                 Primarily relates to settlement costs associated with the termination of a supply agreement related to the formation of the Company’s titanium dioxide pigments venture.

(h)                  Primarily relates to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in the Performance Additives segment and the write-off of an acquisition-related receivable of $1.6 million in our Surface Treatment segment.

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

At December 31, 2012 and 2011, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the Consolidated Balance Sheets are as follows:

	As of December 31,
	2012	2011
Cash and cash equivalents	$4.4	$2.9
Other current assets	8.4	10.8
Total current assets	12.8	13.7
Other intangible assets, net	58.6	65.1
Other assets	2.3	3.1
Total assets	$73.7	$81.9

Total liabilities	$5.3	$4.8

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

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”). Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. Apart from routine payables to Kemira or the PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s financial statements. See “Related Party Transactions” section in Note 1, “Basis of Presentation and Significant Accounting Policies,” for more details regarding the energy agreement.

On February 15, 2013, the Company acquired Kemira’s 39% interest in the titanium dioxide pigments joint venture for a purchase price of €97.5 million, subject to certain adjustments.  As a result, the Company owns 100% of the Titanium Dioxide Pigments business.

Other

Rockwood has several unconsolidated ventures, primarily within the Surface Treatment segment. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of December 31, 2012 and 2011, Rockwood’s aggregate net investment in these ventures was $25.6 million and $18.6 million, respectively. These investments are classified as “Other assets” in the consolidated balance sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Qualifying Hedges

Cash Flow Hedges

Foreign currency forward contracts are utilized to hedge forecasted transactions for certain foreign currencies in the Company’s Surface Treatment segment. These contracts were designated as foreign currency cash flow hedges and expired in December 2012.  As a result, there were no notional amounts outstanding for foreign currency forward contracts as of December 31, 2012. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings.

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the year ended December 31, 2012.

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

Interest Rate Swaps Not Designated as Hedging Instruments

The Company is not required under the terms of its senior credit facility to hedge, or otherwise protect against interest rate fluctuations in its variable-rate debt. However, in June 2012, the Company’s Titanium Dioxide Pigments venture entered into a new facility agreement (See Note 10, “Long-Term Debt”) which requires the venture to convert 50% of the term loan balances from variable to fixed interest rates for a period of two years.

To comply with the requirement to convert 50% of the term loan balances from variable to fixed interest rates under the new facility agreement, the venture entered into interest rate swaps in July 2012 with an aggregate notional amount of €400.0 million. The new swaps mature in September 2014. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market adjustment of these derivatives as a component of interest expense in its consolidated statements of operations. Including the effect of the interest rate swaps, the Company had $924.1 million ($587.3 million of which was subject to a Libor floor of 1.00%) and $855.0 million (the majority of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of December 31, 2012 and 2011, respectively. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure and may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration.

Prior to executing the new facility agreement, the venture had entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. These contracts effectively converted all of the obligations under the titanium dioxide pigments venture’s term loan facility to fixed rate obligations. These interest rate swaps were terminated and the fair market value of these swaps was transferred into the new swaps entered into in July 2012.

In February 2011, in connection with the refinancing of the senior secured credit facility, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2012 and 2011:

		December 31, 2012		December 31, 2011
($ in millions)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$662.9	3.0	$252.7	$1.5
	Other liabilities		1.8		0.7
Total derivatives			$4.8		$2.2

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of December 31, 2012 and 2011, based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of December 31, 2012 and 2011, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2012 and the consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within equity for the years ended December 31, 2012, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Year ended December 31,
($ in millions)	2012	2011	2010
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$—	$0.5	$0.5

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$(0.3)	$(9.9)	$2.7

For the years ended December 31, 2012, 2011 and 2010, (losses) gains of $(0.3) million, $2.5 million and $3.3 million, respectively, were reclassified from accumulated other comprehensive income into operating income.

The following table provides the gains and losses reported in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives			Location of Gain or (Loss)
	Year ended December 31,			Recognized in Income on
($ in millions)	2012	2011	2010	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$(2.3)	$0.5	$11.8	Interest expense
Cross-currency interest rate swaps	—	—	1.6	Interest expense
Foreign exchange contracts	—	—	(0.2)	Selling, general and administrative expenses
Total derivatives	$(2.3)	$0.5	$13.2

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of December 31, 2012 and 2011, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Note 14, “Employee Benefit Plans,” for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

Level 1 —          Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair values of cash equivalents, marketable equity securities and government securities are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.

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

Level 3 —          Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its consolidated balance sheets as of December 31, 2012 and 2011 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are required to be measured at fair value as of December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$1,110.1	$1,110.1	$—	$154.7	$154.7	$—
Marketable equity securities	2.2	2.2	—	—	—	—
Government securities	0.3	0.3	—	0.9	0.9	—
Total assets at fair value	$1,112.6	$1,112.6	$—	$155.6	$155.6	$—

Liabilities
Interest rate swaps	$4.8	$—	$4.8	$2.2	$—	$2.2
Total liabilities at fair value	$4.8	$—	$4.8	$2.2	$—	$2.2

With regard to assets and liabilities required to be measured at fair value on a non-recurring basis, the Company wrote-off a trade name in the amount of $10.3 million in connection with the reorganization of the former Specialty Chemicals segment and machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S. in the amount of $12.0 million. Both of these assets were written down to zero in 2012 as it was determined there is no estimated recoverability as these assets will no longer be used. These write-downs are characterized as Level 3 in the fair value hierarchy and were recorded in “restructuring and other severance costs” in the consolidated statements of operations.

Note Receivable

The Company has a non-interest bearing note receivable from its titanium dioxide pigments venture partner that is due in August 2028 with a carrying value of $6.5 million and $5.8 million in the consolidated balance sheets as of December 31, 2012 and 2011, respectively. The fair value of the note receivable is approximately $13.8 million and $9.7 million at December 31, 2012 and 2011, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value is determined based on an internally developed valuation that uses current interest rates in developing a present value of the receivable.

Debt

The carrying value of the Company’s term loans under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement approximates fair value as they bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these term loans as Level 2 in the fair value hierarchy.

At December 31, 2012, the Company estimated the fair value of its Senior Notes due in 2020 (“2020 Notes”) was $1,300.8 million, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,250.0 million at December 31, 2012. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

6.   INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2012	2011
Raw materials	$264.4	$222.9
Work-in-process	110.0	88.9
Finished goods	440.6	355.3
Packaging materials	7.9	7.2
Total	$822.9	$674.3

7.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2012	2011
Land	$147.2	$142.4
Buildings and improvements, including land improvements	683.5	615.4
Machinery and equipment	1,796.5	1,618.1
Furniture and fixtures	150.5	132.3
Mining rights	86.3	86.3
Construction-in-progress	169.3	149.0
Property, plant and equipment, at cost	3,033.3	2,743.5
Less: accumulated depreciation and amortization	(1,317.9)	(1,125.0)
Property, plant and equipment, net	$1,715.4	$1,618.5

In the fourth quarter of 2012, the Company recorded a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S. This charge was included as part of “restructuring and other severance costs” in the Consolidated Statements of Operations.

Depreciation and amortization expense of property, plant and equipment was $193.6 million, $189.9 million and $179.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition, property, plant and equipment at December 31, 2012 and 2011 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2012	2011
Buildings and improvements, including land improvements	$48.4	$47.0
Machinery and equipment	—	2.8
Furniture and fixtures	2.5	6.2
	50.9	56.0
Accumulated depreciation	(12.7)	(17.4)
Total	$38.2	$38.6

At December 31, 2012, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2013	$5.0
2014	5.0
2015	4.5
2016	4.5
2017	4.5
Thereafter	19.7
43.2
Less: Interest	9.7
$33.5

8.   GOODWILL:

Below are goodwill balances and activity by segment:

				Titanium
		Surface	Performance	Dioxide	Advanced	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	Ceramics	and other	Total
Gross balance, December 31, 2010	$267.7	$346.0	$456.6	$247.7	$258.6	$18.0	$1,594.6
Accumulated impairment	—	—	(456.6)	(247.7)	—	(13.2)	(717.5)
Net balance, December 31, 2010	267.7	346.0	—	—	258.6	4.8	877.1
Foreign exchange	(8.4)	(9.8)	—	—	(9.2)	(0.1)	(27.5)
Net balance, December 31, 2011	259.3	336.2	—	—	249.4	4.7	849.6
Foreign exchange	4.4	5.9	—	—	4.9	—	15.2
Net balance, December 31, 2012	263.7	342.1	—	—	254.3	4.7	864.8
Accumulated impairment	—	—	456.6	247.7	—	13.2	717.5
Gross balance, December 31, 2012	$263.7	$342.1	$456.6	$247.7	$254.3	$17.9	$1,582.3

9.   OTHER INTANGIBLE ASSETS, NET:

	As of December 31, 2012			As of December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$370.3	$(206.2)	$164.1	$363.7	$(178.0)	$185.7
Trade names and trademarks	115.0	(44.4)	70.6	127.7	(42.2)	85.5
Customer relationships	338.6	(175.0)	163.6	334.2	(146.7)	187.5
Supply agreements	59.9	(30.1)	29.8	59.3	(22.9)	36.4
Other	62.1	(44.4)	17.7	51.1	(36.5)	14.6
Total	$945.9	$(500.1)	$445.8	$936.0	$(426.3)	$509.7

In the first quarter of 2012, the Company wrote-off a trade name in the amount of $10.3 million in the Lithium segment related to the reorganization of the Specialty Chemicals segment. This charge was included as part of “restructuring and other severance costs” in the consolidated statements of operations.

Amortization of other intangible assets was $71.7 million, $77.3 million and $76.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2013	$72.1
2014	64.9
2015	57.3
2016	52.3
2017	44.4

10.   LONG-TERM DEBT:

Long-term debt is summarized as follows:

	December 31,
($ and € in millions)	2012	2011
Senior secured credit facilities:
Term Loan A	$336.9	$—
Term Loan B	587.3	845.8
2020 Notes	1,250.0	—
2014 Notes (€250.1 and $200.0 as of December 31, 2011)	—	524.1
Titanium Dioxide Pigments venture term loans
Facility A (€190.0 and €195.0, respectively)	250.7	252.7
Facility B (€200.0)	263.8	—
Capitalized lease obligations	33.5	35.4
Other loans	29.6	29.7
	2,751.8	1,687.7
Less current maturities	(553.7)	(250.5)
	$2,198.1	$1,437.2

Maturities of long-term debt are as follows:

($ in millions)
2013	$553.7
2014	40.7
2015	42.5
2016	40.6
2017	206.7
Thereafter	1,867.6
$2,751.8

Senior Secured Credit Facilities

On February 22, 2012, Rockwood Specialties Group, Inc. (“RSGI”), an indirect 100% owned subsidiary of the Company, issued a new tranche of term loan A under its existing senior secured credit facility in the amount of $350.0 million. The proceeds, along with cash on hand, were used in March 2012 to redeem all of its 7.625% senior subordinated notes and 7.500% senior subordinated notes due in 2014 (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment) and pay accrued interest.

a) Structure

As of December 31, 2012, the senior secured credit agreement consists of term loan A in an aggregate principal amount of $336.9 million maturing in February 2017, term loan B in an aggregate principal amount of $587.3 million maturing in February 2018 and a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing in February 2016.

b) Availability

Under the senior secured credit agreement, RSGI may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the term loan be increased by up to $350.0 million, and additional amounts, subject to a senior secured leverage ratio. As of December 31, 2012, RSGI had no outstanding borrowings under the revolving credit facility, and had $25.2 million of letters of credit issued on its behalf.

Amounts borrowed under the term loan that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

Term loan A bears interest at Libor plus 2.25% (with a 0.25% reduction for achieving a designated credit rating). Term loan B bears interest at Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio). Borrowings from the revolving credit facility bear interest at Libor (subject to a Libor floor of 1.00%) plus 2.75%.

RSGI may elect interest periods of one, two, three or six months (nine or twelve months to the extent available from all lenders under the revolving credit facility) for Libor borrowings. Interest is payable at the end of each interest period and, in any event, at least every three months. The senior secured credit facility requires payment of customary commitment, letter of credit and other fees.

d) Guarantees; Security

Obligations under the senior secured credit facilities are guaranteed by Rockwood Specialties International, Inc. and each of RSGI’s existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interests in: substantially all the tangible and intangible assets of RSGI and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in RSGI and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either RSGI or of any domestic subsidiary of RSGI.

e) Amortization and Payments

Term loan A is payable in February and August each year at an amount equal to 7.50% in year 1 and 10% in each of years 2 to 4, with the remainder due at the final maturity date.  Term loan B is payable in February and August of each year at an amount equal to 0.50% of the original principal amount outstanding, with the remainder due at the final maturity date.

RSGI is required to make the following mandatory prepayments of the term loans under the senior secured credit facility, in each case subject to certain exceptions, with:

•                  100% of the net cash proceeds of all sales of assets or other dispositions by RSGI or any of its restricted subsidiaries under the senior secured credit facilities of assets other than net cash proceeds (a) from the sale or other disposition of assets in the ordinary course of business, (b) of certain disposals permitted under the senior secured credit agreement (including the proceeds of sales or transfers of accounts receivable (including pursuant to a securitization) in the amount of up to $200.0 million at any time) or (c) that are reinvested in RSGI and its restricted subsidiaries within twelve months of the sale or other disposition (subject to extension in certain circumstances).

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

•                  a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•                  limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date. In addition to the financial covenants described above, RSGI’s senior secured credit agreement contains various affirmative and restrictive covenants. The restrictive covenants limit RSGI’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. For example, RSGI’s ability to pay dividends or repurchase its shares is limited to $600 million, plus additional amounts subject to satisfying certain leverage ratios. The senior secured debt to consolidated Adjusted EBITDA ratio covenant cannot exceed 2.75 to 1 on the last day of any fiscal quarter and the interest coverage ratio covenant cannot be less than 2.50 to 1 on the last day of any fiscal quarter.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2020 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and accrued and unpaid interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2020 Notes, the Titanium Dioxide Pigments term loans or other applicable indebtedness may cause the lenders to declare the principal and accrued and unpaid interest on the then outstanding senior secured credit facilities immediately due and payable.

The Company was in compliance with the above covenants as of December 31, 2012.

2020 Notes

On September 25, 2012, the Company’s indirect 100% owned subsidiary, RSGI, issued $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”). The 2020 Notes are jointly and severally, and fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of RSGI’s existing and future 100% owned domestic subsidiaries that is a guarantor under RSGI’s senior secured credit facilities. The 2020 Notes pay interest at a rate of 4.625% per annum semi-annually on April 15 and October 15 of each year, commencing April 15, 2013. The 2020 Notes will mature on October 15, 2020.  In October 2012, the Company used a portion of the proceeds to prepay $250 million of term loan B under its senior secured credit facility, and expects to use the remaining proceeds to fund general corporate purposes, which may include stock repurchases, strategic investments and the repayment of debt.

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

Titanium Dioxide Pigments venture term loans and revolving credit facility

In June 2012, the Company’s titanium dioxide venture, Sachtleben GmbH, entered into a new facility agreement. As of December 31, 2012, the aggregate amount of the facility agreement is €420.0 million ($554.1 million), consisting of €190.0 million ($250.7 million) of term loan A, €200.0 million ($263.8 million) of term loan B and a €30.0 million ($39.6 million) revolving credit facility. The availability under this facility is €4.5 million ($5.9 million) after an outstanding bank guarantee of €25.5 million ($33.6 million) related to a defined benefit pension obligation. The venture used the proceeds to retire existing term loans (€195.0 million - $244.1 million based on the exchange rate in effect on the date of payment), pay a dividend to the venture partners (€88.8 million - $112.3 million based on the exchange rate in effect on the date of payment, of which $68.5 million was paid to Rockwood and $43.8 million was paid to Kemira) and to acquire certain business assets, including production assets and inventory, of crenox GmbH. Term loan A is payable in semi-annual installments over its five-year term. Term loan B and the revolving credit facility have a maturity of five years.

As of December 31, 2012, the interest rate on term loan A and the revolving credit facility is Euribor (or Libor if the currency is in USD) plus 3.25% and the interest rate on term loan B is Euribor plus 3.50%, both subject to an adjustment determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

The loans are secured by the assets of the titanium dioxide pigments segment. In the event the Company’s ownership interest changes, any lender may cancel its commitment and demand repayment of its respective portion of the loans, including accrued and unpaid interest. The facility agreement contains customary events of default, subject to remedy periods, thresholds and exceptions. Upon the occurrence of an event of default under the facility agreement, the lenders can terminate the commitments and declare all amounts, including accrued and unpaid interest, to be due and payable. Both the term loan and revolving credit facility mature in June 2017.

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

These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. The Company was in compliance with the above covenants as of December 31, 2012.

Other loans

The Company has Euro-denominated loan facilities that provide aggregate outstanding borrowings of approximately €11.1 million ($14.6 million) as of December 31, 2012. These loans mature between 2013 and 2024 and bear annual interest rates ranging up to 5.22%. In addition, the Company has loan facilities denominated in Chinese Renminbi providing for borrowings of an aggregate U.S. dollar equivalent amount of $2.1 million as of December 31, 2012. These loans mature in 2013 and bear annual interest rates of 3.00%. The loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivable. The Titanium Dioxide Pigments venture has other debt of €9.8 million ($12.9 million), primarily due to a defined benefit plan, at interest rates ranging from 3.55% to 5.00%.

As of December 31, 2012, the weighted average interest rate for the Company was 4.10%, excluding deferred financing costs and the mark-to-market valuation of its interest rate swaps.

11.   INCOME TAXES:

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2012	2011	2010
United States	$26.5	$38.8	$(19.0)
Foreign	315.8	417.3	223.5
	$342.3	$456.1	$204.5

The provision (benefit) for taxes on income (loss) consisted of the following:

	Year Ended December 31,
($ in millions)	2012	2011	2010
Current income tax expense:
Federal	$(0.7)	$0.3	$(3.8)
State	2.4	0.5	(0.8)
Foreign	79.6	97.3	41.2
	81.3	98.1	36.6
Deferred income tax expense:
Federal	(149.6)	0.6	(66.7)
State	0.1	(0.6)	(3.2)
Foreign	12.3	26.3	16.7
	(137.2)	26.3	(53.2)
Allocation from discontinued operations:
Federal	—	—	(7.3)
State	—	—	(0.3)
	—	—	(7.6)
Allocation from other comprehensive income:
Federal	—	—	(0.4)
Total (benefit) provision for taxes	$(55.9)	$124.4	$(24.6)

In 2012, the Company recorded an income tax benefit resulting from a $150.0 million reversal of the Company’s U.S. federal valuation allowance against its net U.S. federal deferred tax assets. The Company evaluates evidence at each balance sheet date to determine if it is more likely than not that the Company will be able to utilize its net deferred tax assets in future years. Based upon the evidence evaluated, the positive factors outweighed the negative factors, the most persuasive factors being the objectively verifiable cumulative normalized taxable income over three years, as well as projected future taxable income.

In 2010, the Company recorded an income tax benefit resulting from a $76.5 million reversal of valuation allowances related to net operating losses that were expected to be utilized as a result of the sale of the plastic compounding business in January 2011. The 2010 income tax provision from continuing operations reflects an allocation of a tax benefit of $8.0 million from discontinued operations and other comprehensive income (“OCI”) in accordance with the Company’s policy disclosed in Note 1, “Basis of Presentation and Significant Accounting Policies.”

Changes in tax rates impact the tax (benefit) provision in the year a rate change is enacted.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2012	2011
Current deferred income tax assets, net:
Allowance for doubtful accounts	$0.6	$0.8
Restructuring	1.7	0.8
Derivative instruments	1.5	0.1
Other current reserves and accruals	3.8	8.3
Tax loss carryforwards and credits	—	—
Valuation allowance	(0.6)	(3.6)
Total current deferred income tax assets, net	7.0	6.4
Noncurrent deferred income tax assets:
Investment basis difference	70.6	70.8
Pension and postretirement benefits	105.4	71.2
Tax loss carryforwards and credits	172.3	160.5
Other noncurrent reserves and accruals	22.5	26.3
Foreign exchange on debt	0.6	9.3
Derivative instruments	0.4	0.7
Other	0.6	0.3
Valuation allowance	(30.1)	(178.2)
Total noncurrent deferred income tax assets	342.3	160.9
Noncurrent deferred income tax liabilities:
Goodwill and other intangibles	(106.2)	(96.4)
Property, plant and equipment	(136.3)	(131.7)
Total noncurrent deferred income tax liabilities	(242.5)	(228.1)
Net deferred income tax asset (liability)	$106.8	$(60.8)

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	0.5	—	(1.4)
Foreign/U.S. tax differential	(7.4)	(5.5)	(14.8)
Goodwill	(1.1)	(0.8)	(1.4)
Capital loss	—	(19.3)	—
Basis difference	—	(3.9)	—
(Decrease) increase in valuation allowance	(44.5)	22.2	(26.4)
Debt instruments	(0.3)	—	4.0
Allocation from discontinued operations/OCI	—	—	(3.8)
Noncontrolling interest	(0.1)	0.3	1.1
Foreign tax rate changes	1.5	0.3	0.2
Other	0.1	(1.0)	(4.5)
Effective tax rate	(16.3)%	27.3%	(12.0)%

The 2012 effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the reversal of valuation allowances against net deferred tax assets of (44.5)% mainly related to the Company’s U.S. federal valuation allowance. Excluding this benefit, the 2012 effective tax rate would have been 27.5%. Additionally, the 2012 effective tax rate was positively impacted by a beneficial foreign earnings mix of (7.4)% primarily in Germany, Chile and the U.K.

The 2011 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to a tax benefit related to a capital loss of (19.3)% resulting from a tax election made related to a non-U.S. subsidiary and a beneficial foreign earnings mix of (5.5)% primarily in Germany, Chile and the U.K. Additionally, the 2011 effective tax rate was negatively impacted by an increase to the U.S. valuation allowance against net deferred tax assets of 22.2%.

The 2010 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to  the reversal of the U.S. valuation allowance of (26.4)% related to net operating losses that were expected to be utilized as a result of the gain on the sale of the Company’s plastic compounding business. Excluding this benefit, the 2010 effective tax rate would have been 25.4%. Additionally, the 2010 effective tax rate was positively impacted by a beneficial foreign earnings mix of (14.8)% primarily in Germany, Chile and the U.K. and an allocation of tax benefits to continuing operations of (3.8)%.

The Company’s U.S. operations are included in a consolidated federal income tax return.

As of December 31, 2012, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $492.5 million, of which $21.7 million expire through 2017, $387.0 million expire through 2032 and $83.8 million which have no current expiration date. The Company has $14.5 million of federal capital loss carryforwards which expire through 2016. Additionally, the Company has U.S. state and local tax loss carryforwards $5.2 million that expire through 2022, $64.2 million that expire through 2027, and $251.7 million expiring in years through 2033. The state capital loss carryforwards of $73.0 million expire through 2016.

The worldwide valuation allowance decreased by $151.1 million to $30.7 million at December 31, 2012. The valuation allowance as of December 31, 2011 and 2010 was attributable to deferred tax assets related to certain items, such as tax loss carryforwards in the United States, including certain states, China and other foreign countries for which it was more likely than not that the related tax benefits  would not be realized.

A table reflecting the activity in the valuation allowance is as follows:

	Year Ended December 31,
($ in millions)	2012	2011	2010
Balance, January 1	$181.8	$81.1	$140.5
(Decrease) increase as reflected in income tax expense (a)	(151.1)	97.7	(59.6)
Other	—	3.0	0.2
Balance, December 31	$30.7	$181.8	$81.1

(a)     Includes the reversal of $150.0 million in 2012 of the U.S. federal valuation allowance against its net U.S. federal deferred tax assets and the reversal of $76.5 million in 2010 from the sale of the plastic compounding business.

At December 31, 2012, the Company had undistributed foreign earnings of $1,046.6 million which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax effected.

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

The Company has classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. As of December 31, 2012, the total amount of unrecognized tax benefits was $33.7 million. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits, which excludes interest and penalties, is as follows:

($ in millions)	2012	2011
Unrecognized tax benefits at January 1	$30.1	$25.5
Increases in tax positions for prior years	4.3	1.6
Decreases in tax positions for prior years	—	(0.1)
Increases in tax positions for the current year	0.4	6.3
Decreases due to settlements with taxing authorities	(0.3)	(1.2)
Lapse in statute of limitations	(0.7)	(1.7)
Foreign exchange	(0.1)	(0.3)
Unrecognized tax benefits at December 31	$33.7	$30.1

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued interest and penalties of $1.1 million in 2012 and reversed interest and penalties of $0.5 million in 2011. The Company had liabilities accrued of $9.1 million and $8.0 million for interest and penalties as of December 31, 2012 and 2011, respectively.

In accordance with the Company’s policy, where tax losses can be carried back or forward to offset liabilities for uncertain tax benefits, deferred tax assets associated with such tax losses are netted against liabilities for such uncertain tax benefits. This policy results in a $14.2 million and $14.6 million reduction in both liabilities and deferred tax assets for 2012 and 2011, respectively. The Company has unrecognized tax benefits, net of deferred tax assets, of $19.5 million and $15.5 million as of December 31, 2012 and 2011, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2012 and 2011 are $19.5 million and $15.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2012and 2011 are $14.2 million and $14.6 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $0.7 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in its major jurisdictions are open to investigation by tax authorities; in the U.S. from 2007, in the U.K. from 2011 and in Germany from 2005.

12.   OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2012:

($ in millions)
Years ended December 31:
2013	$17.0
2014	13.2
2015	8.5
2016	5.4
2017	4.1
Thereafter	7.2
Total	$55.4

Rent expense under all operating leases was $29.7 million, $29.0 million and $28.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

13.   STOCK-BASED COMPENSATION:

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants, as discussed below, caused income from continuing operations before taxes to decrease by $11.4 million, $12.6 million and $13.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock—Restricted stock of the Company can be granted with or without the requirement of consideration and with restrictions on the recipient’s right to transfer or sell the stock.

Prior to 2010

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

In December 2009, the Company approved 233,657 performance restricted stock units to be awarded to management and key employees which vested on December 31, 2012 as long as the employee was employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee.  However, the Company did not recognize any compensation cost in 2009 for this issuance because the performance targets that formed the basis for vesting of these restricted stock units were not approved until January 2010. For this December 2009 grant, the applicable performance targets were achieved, and as a result, 432,669 shares vested on December 31, 2012, along with 10,200 dividend equivalent shares.

Time-based restricted stock units. Prior to 2010, the Company granted time-based restricted stock unit awards to its management and key employees. In December 2009, the Company awarded 127,375 time restricted stock units to management and key employees, 119,865 of which vested on December 31, 2012, along with 2,828 dividend equivalent shares.

2010 and forward

Market-based restricted stock units. In December 2012, 2011 and 2010, the Company awarded 309,287, 257,440 and 263,055, respectively, of market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2016, 2015, and 2014, respectively, as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. For the December 2012 awards, a portion of the share units vests based on the percentage change in the price of the Company’s common stock over the award period January 1, 2013 to December 31, 2015. The remaining portion vests based upon the Company’s total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index for the period January 1, 2013 to December 31, 2015. For the December 2011 awards, a portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2012 to December 31, 2014. The remaining portion vests based upon the Company’s total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index for the period January 1, 2012 to December 31, 2014. For the December 2010 awards, a portion of the share units vests based on the percentage change in the price of the Company’s common stock over the award period January 1, 2011 to December 31, 2013. The remaining portion vests based upon the Company’s total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index for the period January 1, 2011 to December 31, 2013.

The Company specified a “target amount” of market-based restricted stock units, whereby if the specified performance target is met, shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 150% of the targeted amounts granted based upon performance.

The Company began recognizing compensation expense for the restricted stock units awarded in December 2012, 2011 and 2010 in January of 2013, 2012 and 2011, respectively because the performance targets that formed the basis for vesting of these awards were not available as of December 31, 2012, 2011 and 2010, respectively. The fair value of these market-based restricted stock units was estimated on the date of grant using the Monte Carlo simulation model as they are tied to market conditions. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the awards. The fair value of market-based restricted stock units awarded in the years ended December 31, 2012, 2011 and 2010 used the assumptions noted in the following table:

	Year ended December 31,
	2012	2011	2010
Expected volatility	43%	67%	81%
Risk-free rate	0.4%	0.4%	1.1%

The compensation cost related to restricted stock units of the Company caused income from continuing operations before taxes to decrease by $10.4 million, $9.5 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total tax benefit recognized related to restricted stock was $1.4 million, $1.0 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average grant date fair value of the restricted shares granted in 2012, 2011 and 2010 were $50.12, $37.46 and $38.02, respectively, per stock unit. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $12.4 million and $6.2 million, respectively. As of December 31, 2012, there was $29.5 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The total tax benefit realized from restricted stock units vesting was $2.1 million for the year ended December 31, 2012.

A summary of the status of the Company’s nonvested restricted stock units granted pursuant to the Plan at December 31, 2012 and 2011 and changes during the year ended December 31, 2012 is presented below:

		Weighted
		Average
	Shares	Fair Value
	(‘000)
Nonvested at December 31, 2011	1,078	$36.02
Granted	309	50.12
Vested	(553)	22.39
Cancelled	(19)	43.31
Nonvested at December 31, 2012	815	$50.43

Board of Directors Stock Grant—The Company granted 9,756 shares of its common stock to its directors during the year ended December 31, 2012. Compensation cost related to the directors’ stock grant caused income from continuing operations before taxes and net income to decrease by $0.5 million for each of the years ended December 31, 2012, 2011 and 2010.

Stock Options—Stock options granted to employees under the Plans shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. The Company did not grant any stock options to directors or employees in 2012, 2011 and 2010.

Time-Based Stock Options. Time options granted in 2004 or prior years have a life of ten years from the date of grant and are fully vested. Time options granted after 2004 typically have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31 of the year granted. The Company did not grant any stock options in 2012, 2011 and 2010. The compensation expense recorded in 2012 relates to stock options granted in 2009.

The compensation cost related to stock options of the Company caused income from continuing operations before taxes to decrease by $0.4 million, $2.6 million and $4.7 million in the years ended December 31, 2012, 2011 and 2010, respectively. The total tax benefit recognized related to stock options was $0.1 million, $0.2 million and $0.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $18.4 million, $32.5 million and $25.2 million, respectively. Cash received from option exercises during 2012, 2011 and 2010 was $9.1 million, $14.4 million and $26.9 million, respectively. The total tax benefit realized from options exercised was $1.6 million, $2.3 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2011, the Company accelerated the vesting of 59,547 share options held by employees of the former plastic compounding business sold in January 2011. As a result of the modifications, the Company recognized additional expense of $2.1 million, included in income from discontinued operations, for the year ended December 31, 2011.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2012 and 2011 and changes during the year ended December 31, 2012 is presented below:

			Weighted
		Weighted Average	Average Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2011	2,507	$18.94
Exercised	(550)	16.44
Outstanding at December 31, 2012	1,957	$19.65	2.3	$58.3

All outstanding options are fully vested as of December 31, 2012.

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$43.2	$35.6	$668.7	$640.5
Service cost	0.2	0.2	9.4	8.7
Interest cost	1.8	1.8	29.4	31.8
Actuarial loss	2.9	6.6	110.7	41.9
Benefits paid	(1.3)	(1.0)	(33.3)	(34.5)
Plan changes	0.4	—	1.7	—
Acquisitions	—	—	2.9	—
Effect of curtailment/settlement	—	—	(0.8)	—
Foreign exchange loss (gain)	—	—	18.8	(20.2)
Other	—	—	0.2	0.5
Benefit obligation at end of year	$47.2	$43.2	$807.7	$668.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$27.1	$26.0	$220.0	$233.8
Actual return on assets	3.3	0.6	22.1	0.4
Employer contributions	1.8	1.5	4.5	6.4
Benefits paid from fund	(1.3)	(1.0)	(15.5)	(16.5)
Effect of curtailment/settlement	—	—	(0.8)	—
Foreign exchange gain (loss)	—	—	6.7	(4.2)
Other	—	—	0.2	0.1
Fair value of plan assets at end of year	$30.9	$27.1	$237.2	$220.0

Funded status (a)	$(16.3)	$(16.1)	$(570.5)	$(448.7)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(13.5)	$(13.2)
Noncurrent liabilities (b)	(16.3)	(16.1)	(557.0)	(435.5)
Net amount recognized	$(16.3)	$(16.1)	$(570.5)	$(448.7)
Amounts recognized in accumulated other comprehensive income:
Net actuarial losses	$17.5	$17.6	$209.1	$104.9
Prior service cost	0.3	—	6.5	5.4
Accumulated other comprehensive loss	$17.8	$17.6	$215.6	$110.3

Accumulated benefit obligation	$47.2	$43.2	$769.9	$637.2

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.69%	4.18%	3.31%	4.50%
Rate of compensation increase	N/A	N/A	3.03%	3.05%

(a)               The Company’s overall unfunded position in its defined benefit plans as of December 31, 2012 is $586.8 million and the funded status of our plans is 31%. However, 75% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $148.1 million and the funded status is 63%. The funding of the Company’s pension plans was in compliance with local requirements as of December 31, 2012.

(b)               Balances include $6.1 million and $8.0 million as of December 31, 2012 and 2011, respectively, related to certain German defined benefit obligations which are reported as “Other Liabilities” in the consolidated balance sheets. Balances do not include $9.4 million and $7.0 million as of December 31, 2012 and 2011, respectively, representing certain individually immaterial pension and postretirement medical benefit plans which are reported within “Pension and Related Liabilities” in the consolidated balance sheets.

	U.S. Plans			Non-U.S. Plans
($ in millions)	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.18%	5.29%	5.89%	4.50%	4.92%	5.29%
Expected return on plan assets (a)	7.68%	7.99%	8.23%	5.51%	5.71%	5.49%
Rate of compensation increase	N/A	N/A	N/A	3.05%	3.06%	3.08%
Components of net pension benefit costs:
Service cost	$0.2	$0.2	$0.2	$9.4	$8.7	$7.5
Interest cost	1.8	1.8	1.9	29.4	31.8	31.6
Expected return on assets	(2.1)	(2.0)	(1.9)	(13.3)	(14.8)	(12.9)
Net amortization of actuarial losses	1.7	0.7	0.5	3.0	—	0.9
Amortization of prior service cost	0.1	—	—	0.7	1.0	0.6
Other	—	—	—	—	—	0.4
Net periodic pension cost	1.7	0.7	0.7	29.2	26.7	28.1
Settlement/curtailment	—	—	—	0.1	—	—
Total pension cost	$1.7	$0.7	$0.7	$29.3	$26.7	$28.1

(a)               The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2013	$1.6	$34.4
2014	1.8	36.4
2015	2.1	38.7
2016	2.2	40.2
2017	2.3	39.7
Years 2018 - 2022	12.8	210.9
Expected employer contributions to plan assets:
2013	$1.1	$5.6

Recognition of actuarial losses—In 2013, the Company expects to recognize $16.8 million of previously unrecognized actuarial losses.

Other postretirement benefits—The Company had liabilities of $5.9 million and $5.1 million as of December 31, 2012 and 2011, respectively, related to other postretirement benefit plans reported as “Pension and Related Liabilities” in the Consolidated Balance Sheets. Related plan expenses were $0.3 million, $0.2 million and $0.2 million in 2012, 2011 and 2010, respectively.

Plans with accumulated benefit obligations in excess of plan assets—The Company’s defined benefit plans all had accumulated benefit obligations in excess of plan assets.

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2012, the Company made contributions of approximately $6.3 million to its defined benefit pension trusts and an additional $17.9 million in benefit payments directly to plan participants. For 2013, the Company expects to make payments of approximately $6.8 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $19.0 million.

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

Plans in Finland, the U.K. and the U.S. represent approximately 90% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. The following table presents the weighted-average of the plans’ targeted investment allocations in 2012 as well as the actual weighted-average investment allocations as of December 31, 2012 and 2011:

	U.S. Plans			Non-U.S. Plans
	Target	2012	2011	Target	2012	2011
Cash and cash equivalents	—%	—%	1%	3%	1%	8%
Equity securities	50	50	56	36	37	40
Fixed income	50	50	42	49	50	39
Insurance contracts, real estate and other	—	—	1	12	12	13

The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2012 and 2011. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements,” for descriptions of the Company’s fair value hierarchy levels. The Company does not have any employee benefit plan assets that are classified as Level 3 inputs as of December 31, 2012 or 2011.

	Fair Value Measurements
	As of December 31, 2012			As of December 31, 2011
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$3.4	$3.2	$0.2	$19.7	$3.7	$16.0
Equity securities:
Domestic large-cap growth (a) (b)	4.5	0.3	4.2	5.3	—	5.3
International large-cap growth (a)	6.0	0.5	5.5	4.6	0.3	4.3
Other equity funds	92.8	4.2	88.6	77.5	2.6	74.9
Fixed income securities:
Domestic government bonds (a) (b)	9.0	1.8	7.2	8.1	0.8	7.3
International government bonds (a)	3.7	—	3.7	8.6	—	8.6
Corporate bonds (a)	79.1	2.3	76.8	65.8	2.2	63.6
Plan sponsor	10.1	—	10.1	9.9	—	9.9
Other bond funds	16.3	3.6	12.7	17.7	3.9	13.8
Other	14.5	—	14.5	—	—	—
Other investments:
Insurance contracts	13.3	—	13.3	17.1	—	17.1
Real estate investment funds	10.4	—	10.4	9.6	—	9.6
Other	5.0	—	5.0	3.2	0.1	3.1
Total	$268.1	$15.9	$252.2	$247.1	$13.6	$233.5

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

Direct investments in corporate and government bonds that are not actively traded are based on institutional bid evaluations using proprietary models that are derived from observable inputs. Commingled and proprietary funds are valued at unit or net asset values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services, third-party advisors, or standard bond or other investment valuation models. Insurance contracts are valued as reported by the issuer, typically either using cash surrender value - the amount a plan would receive if a contract was cashed out at year end — or based on the present value of the expected future cash flows. Participations in real estate funds are valued at net asset value as determined by the fund manager using directly and indirectly observable inputs including comparable asset values and lease-rental cash flows. The plan sponsor loan is valued at its principal amount, consistent with its valuation in Rockwood’s consolidated financial statements.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $12.3 million, $13.1 million and $12.7 million in 2012, 2011 and 2010, respectively.

Multiemployer Plans— During 2012, the Company participated in five multiemployer plans. Three of these plans were located in Germany and two in the U.S. The Company terminated participation in one of the U.S. plans as of December 31, 2012. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•                  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•                  If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by remaining participating employers.

•                  If the Company chooses to stop participating in a U.S. multiemployer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a “withdrawal liability.” As noted above, the Company has stopped participating in one of its U.S. plans and had previously accrued the related withdrawal liability obligation.

The Company’s contribution to these plans is outlined in the table below. In 2012, multi-employer plan contributions include $0.8 million related to a plan assumed in the crenox acquisition in July 2012. The Company does not consider this an individually significant plan since it is expected to exit the plan in 2013.

	Company Contributions ($ in millions)
	Year ended December 31,
Pension Fund	2012	2011	2010
Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”)	$8.4	$7.7	$6.2
Other Plans	1.3	0.5	0.3
Total	$9.7	$8.2	$6.5

Unless otherwise noted, the following multiemployer plan disclosures relate only to the DN Pensionskasse located in Germany, as this is the only individually significant plan in which the Company participates. Rockwood’s contributions to the DN Pensionskasse represented more than 85% of the Company’s total multiemployer contributions (see table above) and represented approximately half of the total contributions received by the DN Pensionskasse in the years ended December 31, 2012, 2011 and 2010.

The DN Pensionskasse provides monthly payments in the case of disability, death or retirement. Additional information of the DN Pensionskasse is available in the public domain. Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are neither negotiated nor significantly influenced by these collective bargaining arrangements nor are benefit levels generally subject to reduction.

The DN Pensionskasse rules require that contributions are set by its Board to comply with the applicable German insurance law. This law requires that such plans be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2011, the date the most recent information is publicly available. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation.

The DN Pensionskasse plan is subject to a financial improvement plan (“FIP”) which expires in 2014, although no surcharge has been imposed. The FIP calls for increased capital reserves to avoid future underfunding risk — as noted above, there is no current funding shortfall.  In 2012, the Company’s contribution included a one-time payment of €0.7 million ($0.9 million) to ensure that the solvency requirements agreed upon in the FIP were met at year end.

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

15.   EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following share data:

	Year ended December 31,
($ in millions, except per share amounts; shares in thousands)	2012	2011	2010
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$383.5	$291.1	$220.0
Income from discontinued operations	—	0.9	19.4
Gain on sale of discontinued operations, net of tax	—	119.3	—
Net income	$383.5	$411.3	$239.4

EPS Denominator:
Basic weighted average number of common shares outstanding	77,665	76,555	74,985
Effect of dilutive stock options and other incentives	2,278	3,310	3,108
Diluted weighted average number of common shares outstanding and common stock equivalents	79,943	79,865	78,093

Basic earnings per common share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$4.94	$3.80	$2.93
Earnings from discontinued operations, net of tax	—	1.57	0.26
Basic earnings per common share	$4.94	$5.37	$3.19

Diluted earnings per common share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$4.80	$3.64	$2.82
Earnings from discontinued operations, net of tax	—	1.51	0.25
Diluted earnings per common share	$4.80	$5.15	$3.07

Stock options under employee compensation plans representing common stock of 1,265,435 shares were outstanding as of December 31, 2010, but were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

16.   WARRANTS:

In connection with the issuance of the redeemable convertible preferred stock in connection with the July 2003 refinancing, the Company issued warrants to an affiliate of KKR, exercisable at any time at a $14.61 per share exercise price, to purchase 958,315 additional shares of common stock of the Company. These warrants had an expiration date of July 23, 2013. On November 14, 2012, certain stockholders comprising funds affiliated with KKR sold an aggregate of 6,900,838 shares of the Company’s common stock, which included shares issued in connection with the cashless exercise of these warrants.

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

The following table provides the restructuring and other severance costs for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
($ in millions)	2012	2011	2010
Severance/Relocation	$7.9	$7.3	$2.3
Facility/entity closure and other	7.5	3.8	1.3
Asset write-downs	24.3	—	—
Restructuring charge	39.7	11.1	3.6
Other severance costs	5.8	3.4	1.4
Total	$45.5	$14.5	$5.0

For the year ended December 31, 2012, the restructuring charges primarily relate to the write-off of a trade name in the amount of $10.3 million in connection with the reorganization of the Specialty Chemicals segment and a write-down of machinery and equipment of $12.0 million related to the closure of a Lithium manufacturing facility in the U.S. In addition, restructuring charges included facility closure costs in connection with organizational changes in the Surface Treatment and Performance Additives segments.

All restructuring actions still in progress as of December 31, 2012 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the future consolidation of the North American Surface Treatment and Color Pigments and Services businesses. However, payouts of certain liabilities resulting from these actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows (excluding asset write-downs of $24.3 million noted above):

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2010	$2.7	$2.1	$4.8
Restructuring charge in 2011 (a)	7.9	3.8	11.7
Utilized	(4.7)	(3.3)	(8.0)
Foreign exchange and other	(0.1)	(0.2)	(0.3)
Liability balance, December 31, 2011	$5.8	$2.4	$8.2
Restructuring charge in 2012	7.9	7.5	15.4
Utilized	(3.5)	(8.0)	(11.5)
Foreign exchange and other	(0.4)	—	(0.4)
Liability balance, December 31, 2012	$9.8	$1.9	$11.7

(a)               Includes $0.6 million of charges recorded in income from discontinued operations, net of tax.

The total charges for open restructuring actions and the future costs for those actions are summarized below:

		Surface	Performance
($ in millions)	Lithium	Treatment	Additives	Total
Severance/Relocation
Total charges	$3.8	$4.1	$3.4	$11.3
Incurred to date	(3.6)	(3.9)	(2.8)	(10.3)
Expected future costs	$0.2	$0.2	$0.6	$1.0
Facility/Entity Closure
Total charges (a)	$30.4	$7.2	$4.8	$42.4
Incurred to date (a)	(26.2)	(5.4)	(1.5)	(33.1)
Expected future costs	$4.2	$1.8	$3.3	$9.3

(a)               Includes $10.3 million related to write-off of a trade name in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment into two reportable segments and a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S.

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2012	2011
Lithium	$1.4	$1.0
Surface Treatment	4.7	4.2
Performance Additives	1.9	0.8
Titanium Dioxide Pigments	1.8	—
Advanced Ceramics	0.3	0.2
Corporate and other	1.6	2.0
	$11.7	$8.2

18.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension					Total
	related	Foreign	Intercompany	Net	Cash flow	accumulated
	adjustments,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax (a)	translation (b)	loans (b)	net of tax (c)	net of tax (d)	income (loss)
Balance at December 31, 2009	$(39.8)	$244.2	$182.4	$(182.1)	$(0.2)	$204.5
Period change	(3.7)	(15.9)	(54.2)	2.4	(0.4)	(71.8)
Balance at December 31, 2010	(43.5)	228.3	128.2	(179.7)	(0.6)	132.7
Period change	(39.2)	(49.2)	(24.7)	(9.9)	0.4	(122.6)
Balance at December 31, 2011	(82.7)	179.1	103.5	(189.6)	(0.2)	10.1
Period change	(63.3)	25.1	13.9	(0.3)	0.2	(24.4)
Balance at December 31, 2012	$(146.0)	$204.2	$117.4	$(189.9)	$—	$(14.3)

(a)               The tax effect on the pension related adjustments is a benefit of $25.8 million, $12.0 million and $1.0 million for 2012, 2011 and 2010, respectively.

(b)               The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)                The tax effect on the net investment hedge is an expense of $0.4 million for 2010. There was no tax effect recorded in 2012 and 2011.

(d)               The tax effect on the cash flow hedges is an (expense) benefit of $(0.1) million and $0.1 million for 2011 and 2010, respectively. There was no tax effect recorded in 2012.

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant in several lawsuits in Germany and the Netherlands, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. The court in the Dutch litigation concluded in March 2012 that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €1.0 million ($1.3 million) to €4.0 million ($5.3 million) as of December 31, 2012. However, the Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

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

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the fiscal court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of December 31, 2012 is from €0.0 million to €5.0 million ($6.6 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it will not intervene at this time and the court ordered the complaint to be unsealed. The complaint was served on the Company in November 2012 by Osmose, Inc., a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products.  The Company cannot estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

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

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $2.1 million and in the aggregate equal $4.7 million as of December 31, 2012. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of December 31, 2012, the Company has recorded a reserve of €4.9 million ($6.5 million) against its related receivable of €5.4 million ($7.1 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union (“EU”) and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. Other laws or contractual agreements require post-closure reclamation of landfills, surface mining sites and manufacturing facilities for damage resulting from normal operation of these locations. The products, including the raw materials handled, are also subject to industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Management Systems

The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements. The Company’s subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to their operations, enhance compliance with such requirements, ensure the safety of the Company’s employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing risk.

SHE Capital Expenditures

The Company will incur future costs for capital improvements and general compliance under SHE laws. For the years ended December 31, 2012, 2011 and 2010, the capital expenditures for SHE matters totaled $32.5 million, $23.3 million and $19.2 million, respectively, excluding costs to maintain and repair pollution control equipment. For 2013, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels as 2012;

however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention. On September 22, 2009, the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that required certain facilities in the U.S. to record their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on September 30, 2011. Currently, no facilities are required to report under this program. Based upon currently available information, the Company does not believe that this rule will have a material impact on its financial condition, results of operations or cash flows. However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S. and other jurisdictions. Certain European facilities are subject to different carbon emission trading schemes imposed by local governments, e.g. U.K. and Germany. Any such laws may directly and indirectly have a material impact on its financial condition, results of operations and cash flows in any quarterly or annual reporting period, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

The Company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gases and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities. In addition, legislation was recently introduced in Congress seeking to reform the Toxic Control Substances Act, which among other things, would require manufacturers to develop and submit additional safety data for each chemical it produces, similar to the Registration, Evaluation, and Authorization of Chemicals (“REACH”) legislation. Based upon currently available information, the Company does not believe that these regulations will have a material impact on its financial condition, results of operations or cash flows.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at December 31, 2012:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at a Superfund location in South Gate, CA.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $53.5 million and $49.8 million for environmental liabilities as of December 31, 2012 and 2011, most of which were classified as other non-current liabilities in the consolidated balance sheets.

Included in the environmental liabilities are reclamation obligations (see table below). These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining and manufacturing sites within the Lithium segment. The following table represents the change in the Company’s reclamation obligations for the years ended December 31, 2012 and 2011:

	Year ended December 31,
($ in millions)	2012	2011
Liability balance, January 1	$23.2	$21.7
Additions	—	4.6
Accretion	0.8	0.5
Utilization	(3.2)	(3.4)
Revisions to estimates	1.6	(0.1)
Foreign exchange	0.2	(0.1)
Liability balance, December 31	$22.6	$23.2

The remaining environmental liabilities ($30.9 million and $26.6 million as of December 31, 2012 and 2011, respectively), represent remediation obligations. Of these accruals, $20.1 million and $14.6 million as of December 31, 2012 and 2011, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%, with the undiscounted amount of these reserves being $39.0 million and $20.9 million, respectively.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of December 31, 2012 is from $53.5 million to $76.1 million. For the year ended December 31, 2012, the Company recorded charges of $4.1 million to increase its environmental liabilities and made payments of $4.5 million for reclamation and remediation costs, which reduced its environmental liabilities. For the year ended December 31, 2012, the recurring cost of managing hazardous substances for ongoing operations is $47.8 million.

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

Commitments

As of December 31, 2012, the Company has unconditional purchase obligations of $1,462.9 million primarily consisting of take-or-pay contracts to purchase goods and energy that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are expected to be incurred as follows: $587.6 million in less than one year, $724.6 million in two-three years, $103.4 million in four-five years and $47.3 million after five years.

20.  GUARANTOR FINANCIAL STATEMENTS:

Rockwood Holdings Inc. (“Parent Company”) and certain of its 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the 2020 Notes in the aggregate principal amount of $1.25 billion issued in September 2012 by Rockwood Specialties Group, Inc. (“RSGI”), an indirect 100% owned subsidiary of the Company. The following presents the consolidating financial information separately for:

•                  Parent Company Guarantor — the Parent Company owns a 100% direct investment in Rockwood Specialties Consolidated,   Inc.  (“RSCI”). RSCI owns a 100% direct investment in Rockwood Specialties International, Inc. (“RSII”). RSII owns a 100% direct investment in RSGI. Each of these entities is a domestic holding company;

•                  Issuer - RSGI, the issuer of the guaranteed obligations, owns direct or indirect investments in all other domestic and foreign subsidiaries;

•                  Guarantor Subsidiaries — these represent substantially all of RSGI’s domestic subsidiaries on a combined basis. The “investment in subsidiary” and “equity in undistributed earnings of subsidiaries” represents all non-guarantor subsidiaries of such guarantors;

•                  Non-Guarantor Subsidiaries — these include all of the Company’s foreign subsidiaries, two domestic subsidiaries and RSCI and RSII (because they are non-guarantors) on a combined basis. As a result, the “investment in subsidiary” and “equity in undistributed earnings of subsidiaries” presented in the Non-Guarantor Subsidiaries column includes all of the subsidiaries of RSCI;

•                  Consolidating Adjustments — represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, RSGI, the Guarantor Subsidiaries and the Non-Guarantor subsidiaries, (b) eliminate the investments in subsidiaries (c) eliminate the cash overdrafts in intergroup payable, and (d) offset deferred income taxes within the same tax jurisdictions; and

•                  Total Consolidated Amounts - Parent Company and its subsidiaries on a consolidated basis.

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

The Parent Company Guarantor, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are parties to cash concentration arrangements with three financial institutions to maximize the availability of cash for general corporate and operating purposes. Cash balances under one of the cash concentration arrangements are swept daily from the accounts of the entities who are party to the arrangement into the concentration account. There are no restrictions under the cash concentration arrangements on the movement of cash between the Parent Company Guarantor, the Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. There are no significant restrictions on the ability of RSGI or any Guarantor Subsidiaries to obtain funds by dividend or loan. However, there are restrictions contained in the senior secured credit agreement and the indenture governing the 2020 Notes on the ability of the Parent Company to obtain funds from RSGI and its subsidiaries. See Note 10, “Long-term Debt,” for further details.

The following tables present the Company’s consolidating statement of operations, comprehensive income and cash flows for the years ended December 31, 2012, 2011 and 2010 and the Company’s consolidating balance sheet as of December 31, 2012 and 2011.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net sales	$—	$—	$752.0	$2,966.6	$(211.7)	$3,506.9
Cost of products sold	—	—	554.0	2,003.2	(205.4)	2,351.8
Gross profit	—	—	198.0	963.4	(6.3)	1,155.1
Selling, general and administrative expenses	—	(3.4)	155.3	503.5	—	655.4
Restructuring and other severance costs	—	—	20.2	25.3	—	45.5
Asset write-downs and other	—	—	0.5	0.4	—	0.9
Operating income	—	3.4	22.0	434.2	(6.3)	453.3
Other income (expenses), net:
Intergroup interest, net	—	56.8	(12.8)	(44.0)	—	—
Interest expense, net	—	(60.7)	(0.9)	(25.1)	—	(86.7)
Loss on early extinguishment/modification of debt	—	(1.2)	(4.2)	(9.4)	—	(14.8)
Intergroup other, net	—	0.2	30.7	(30.9)	—	—
Foreign exchange loss on financing activities, net	—	(2.9)	(0.7)	(6.0)	—	(9.6)
Other, net	—	—	—	0.1	—	0.1
Other (expenses) income, net	—	(7.8)	12.1	(115.3)	—	(111.0)
(Loss) income from continuing operations before taxes	—	(4.4)	34.1	318.9	(6.3)	342.3
Income tax (benefit) provision	—	(151.2)	5.1	92.3	(2.1)	(55.9)
Income from continuing operations	—	146.8	29.0	226.6	(4.2)	398.2
Equity in undistributed earnings of subsidiaries	383.5	236.7	57.6	383.5	(1,061.3)	—
Net income	383.5	383.5	86.6	610.1	(1,065.5)	398.2
Net income attributable to the noncontrolling interest	—	—	—	(14.7)	—	(14.7)
Net income attributable to Rockwood Holdings, Inc. shareholders	$383.5	$383.5	$86.6	$595.4	$(1,065.5)	$383.5

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net income	$383.5	$383.5	$86.6	$610.1	$(1,065.5)	$398.2

Other comprehensive loss	(24.4)	(26.1)	(1.6)	(74.0)	88.9	(37.2)

Comprehensive income	359.1	357.4	85.0	536.1	(976.6)	361.0
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.9)	—	(1.9)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$359.1	$357.4	$85.0	$534.2	$(976.6)	$359.1

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net sales	$—	$—	$748.0	$3,122.4	$(201.1)	$3,669.3
Cost of products sold	—	—	546.7	2,034.4	(201.1)	2,380.0
Gross profit	—	—	201.3	1,088.0	—	1,289.3
Selling, general and administrative expenses	—	0.7	172.8	532.4	—	705.9
Restructuring and other severance costs	—	—	4.3	10.2	—	14.5
Asset write-downs and other	—	—	0.9	0.7	—	1.6
Operating (loss) income	—	(0.7)	23.3	544.7	—	567.3
Other income (expenses), net:
Intergroup interest, net	—	86.1	(17.3)	(68.8)	—	—
Interest expense, net	—	(77.9)	(1.1)	(17.1)	—	(96.1)
Loss on early extinguishment/modification of debt	—	(1.3)	(4.9)	(10.4)	—	(16.6)
Intergroup other, net	—	113.1	(81.0)	(32.1)	—	—
Foreign exchange gain (loss) on financing activities, net	—	6.1	(0.1)	(4.7)	—	1.3
Other, net	—	—	—	0.2	—	0.2
Other income (expenses), net	—	126.1	(104.4)	(132.9)	—	(111.2)
Income (loss) from continuing operations before taxes	—	125.4	(81.1)	411.8	—	456.1
Income tax provision	0.3	1.4	1.5	121.2	—	124.4
(Loss) income from continuing operations	(0.3)	124.0	(82.6)	290.6	—	331.7
Income from discontinued operations, net of tax	—	0.7	—	0.2	—	0.9
Gain (loss) on sale of discontinued operations, net of tax	—	45.8	129.5	(56.0)	—	119.3
Equity in undistributed earnings of subsidiaries	411.6	240.8	33.1	411.6	(1,097.1)	—
Net income	411.3	411.3	80.0	646.4	(1,097.1)	451.9
Net income attributable to the noncontrolling interest	—	—	—	(40.6)	—	(40.6)
Net income attributable to Rockwood Holdings, Inc. shareholders	$411.3	$411.3	$80.0	$605.8	$(1,097.1)	$411.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net income	$411.3	$411.3	$80.0	$646.4	$(1,097.1)	$451.9

Other comprehensive loss	(122.6)	(122.6)	(8.7)	(111.3)	230.4	(134.8)

Comprehensive income	288.7	288.7	71.3	535.1	(866.7)	317.1
Comprehensive income attributable to noncontrolling interest	—	—	—	(28.4)	—	(28.4)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$288.7	$288.7	$71.3	$506.7	$(866.7)	$288.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net sales	$—	$—	$679.5	$2,689.7	$(177.6)	$3,191.6
Cost of products sold	—	—	505.3	1,822.1	(177.6)	2,149.8
Gross profit	—	—	174.2	867.6	—	1,041.8
Selling, general and administrative expenses	—	0.2	168.4	499.0	—	667.6
Restructuring and other severance costs	—	—	2.0	3.0	—	5.0
Asset write-downs and other	—	—	2.2	9.3	—	11.5
Operating (loss) income	—	(0.2)	1.6	356.3	—	357.7
Other income (expenses), net:
Intergroup interest, net	—	144.1	(39.6)	(104.5)	—	—
Interest expense, net	—	(126.6)	(2.3)	(22.2)	—	(151.1)
Loss on early extinguishment/modification of debt	—	(0.1)	(0.6)	(0.9)	—	(1.6)
Intergroup other, net	—	0.2	22.9	(23.1)	—	—
Foreign exchange gain (loss) on financing activities, net	—	3.7	(0.7)	(4.0)	—	(1.0)
Other, net	—	0.6	(0.6)	0.5	—	0.5
Other income (expenses), net	—	21.9	(20.9)	(154.2)	—	(153.2)
Income (loss) from continuing operations before taxes	—	21.7	(19.3)	202.1	—	204.5
Income tax (benefit) provision	—	(62.5)	(8.5)	46.4	—	(24.6)
Income (loss) from continuing operations	—	84.2	(10.8)	155.7	—	229.1
(Loss) income from discontinued operations, net of tax	—	(9.0)	—	28.4	—	19.4
Equity in undistributed earnings of subsidiaries	239.4	164.2	68.1	239.4	(711.1)	—
Net income	239.4	239.4	57.3	423.5	(711.1)	248.5
Net income attributable to the noncontrolling interest	—	—	—	(9.1)	—	(9.1)
Net income attributable to Rockwood Holdings, Inc. shareholders	$239.4	$239.4	$57.3	$414.4	$(711.1)	$239.4

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net income	$239.4	$239.4	$57.3	$423.5	$(711.1)	$248.5

Other comprehensive loss	(71.8)	(71.8)	(0.4)	(96.2)	158.7	(81.5)

Comprehensive income	167.6	167.6	56.9	327.3	(552.4)	167.0
Comprehensive income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$167.6	$167.6	$56.9	$327.9	$(552.4)	$167.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$665.3	$299.3	$1,258.1	$(949.1)	$1,273.6
Accounts receivable, net	—	—	73.3	401.0	—	474.3
Intergroup receivable	—	263.0	41.2	9.9	(314.1)	—
Inventories	—	—	133.1	696.1	(6.3)	822.9
Deferred income taxes	—	—	1.9	8.0	0.7	10.6
Prepaid expenses and other current assets	—	—	14.6	70.5	—	85.1
Total current assets	—	928.3	563.4	2,443.6	(1,268.8)	2,666.5
Property, plant and equipment, net	—	—	269.0	1,446.4	—	1,715.4
Investment in subsidiary	1,645.7	1,223.6	441.7	1,645.8	(4,956.8)	—
Goodwill	—	—	17.1	847.7	—	864.8
Intergroup receivable	70.3	1,550.4	146.4	55.5	(1,822.6)	—
Other intangible assets, net	—	—	55.3	390.5	—	445.8
Deferred financing costs, net	—	21.9	5.1	24.7	—	51.7
Deferred income taxes	—	130.9	11.9	29.0	—	171.8
Other assets	—	—	0.7	57.0	—	57.7
Total assets	$1,716.0	$3,855.1	$1,510.6	$6,940.2	$(8,048.2)	$5,973.7
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$32.4	$200.9	$—	$233.3
Intergroup payable	30.2	—	560.8	672.2	(1,263.2)	—
Income taxes payable	—	—	—	33.1	—	33.1
Accrued compensation	—	—	16.5	89.0	—	105.5
Accrued expenses and other current liabilities	—	20.6	30.8	100.6	—	152.0
Deferred income taxes	—	0.7	—	4.3	(1.4)	3.6
Long-term debt, current portion	—	30.6	—	523.1	—	553.7
Total current liabilities	30.2	51.9	640.5	1,623.2	(1,264.6)	1,081.2
Long-term debt	—	2,143.5	—	54.6	—	2,198.1
Pension and related liabilities	—	—	21.8	554.8	—	576.6
Intergroup payable	16.7	2.1	559.5	1,244.2	(1,822.5)	—
Deferred income taxes	—	—	—	72.0	—	72.0
Other liabilities	—	11.9	27.7	84.0	—	123.6
Total liabilities	46.9	2,209.4	1,249.5	3,632.8	(3,087.1)	4,051.5
Restricted stock units	12.5	—	—	—	—	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,243.1	1,044.0	505.8	1,691.1	(3,240.9)	1,243.1
Accumulated other comprehensive (loss) income	(14.3)	(13.0)	2.3	70.7	(60.0)	(14.3)
Retained earnings (deficit)	428.4	614.7	(437.6)	1,127.8	(1,304.9)	428.4
Treasury stock, at cost	(1.4)	—	—	—	—	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,656.6	1,645.7	261.1	3,054.3	(4,961.1)	1,656.6
Noncontrolling interest	—	—	—	253.1	—	253.1
Total equity	1,656.6	1,645.7	261.1	3,307.4	(4,961.1)	1,909.7
Total liabilities and equity	$1,716.0	$3,855.1	$1,510.6	$6,940.2	$(8,048.2)	$5,973.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(Dollars in millions)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
ASSETS
Current assets:
Cash and cash equivalents	$42.7	$—	$234.5	$298.1	$(253.8)	$321.5
Accounts receivable, net	—	—	81.5	372.6	—	454.1
Inventories	—	—	134.6	539.7	—	674.3
Deferred income taxes	—	—	4.0	9.1	(2.9)	10.2
Prepaid expenses and other current assets	—	—	4.5	70.6	—	75.1
Total current assets	42.7	—	459.1	1,290.1	(256.7)	1,535.2
Property, plant and equipment, net	—	—	258.1	1,360.4	—	1,618.5
Investment in subsidiary	1,286.5	1,024.5	388.6	1,288.3	(3,987.9)	—
Goodwill	—	—	17.1	832.5	—	849.6
Intergroup receivable	45.0	1,684.8	163.9	159.1	(2,052.8)	—
Other intangible assets, net	—	—	66.4	443.3	—	509.7
Deferred financing costs, net	—	1.0	3.3	10.0	—	14.3
Deferred income taxes	—	—	8.7	19.3	(8.7)	19.3
Other assets	—	—	0.9	40.1	—	41.0
Total assets	$1,374.2	$2,710.3	$1,366.1	$5,443.1	$(6,306.1)	$4,587.6
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$57.3	$191.8	$—	$249.1
Income taxes payable	—	—	0.1	45.7	—	45.8
Accrued compensation	—	—	40.6	120.8	—	161.4
Accrued expenses and other current liabilities	—	10.4	26.6	92.6	—	129.6
Deferred income taxes	—	2.9	—	3.8	(2.9)	3.8
Long-term debt, current portion	—	195.7	—	54.8	—	250.5
Total current liabilities	—	209.0	124.6	509.5	(2.9)	840.2
Long-term debt	—	1,174.2	—	263.0	—	1,437.2
Pension and related liabilities	—	—	20.9	429.8	—	450.7
Intergroup payable	—	15.6	1,024.4	1,266.6	(2,306.6)	—
Deferred income taxes	—	13.6	—	81.6	(8.7)	86.5
Other liabilities	—	9.6	24.4	66.6	—	100.6
Total liabilities	—	1,422.0	1,194.3	2,617.1	(2,318.2)	2,915.2
Restricted stock units	14.0	—	—	—	—	14.0
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,222.2	1,044.0	501.5	1,698.8	(3,244.3)	1,222.2
Accumulated other comprehensive income	10.1	13.1	3.9	131.9	(148.9)	10.1
Retained earnings (deficit)	128.5	231.2	(524.2)	532.4	(239.4)	128.5
Treasury stock, at cost	(1.4)	—	—	—	—	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,360.2	1,288.3	171.8	2,527.8	(3,987.9)	1,360.2
Noncontrolling interest	—	—	—	298.2	—	298.2
Total equity	1,360.2	1,288.3	171.8	2,826.0	(3,987.9)	1,658.4
Total liabilities and equity	$1,374.2	$2,710.3	$1,366.1	$5,443.1	$(6,306.1)	$4,587.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

(Unaudited)

	Parent Company Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$383.5	$383.5	$86.6	$610.1	$(1,065.5)	$398.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(383.5)	(236.7)	(57.6)	(383.5)	1,061.3	—
Depreciation and amortization	—	—	51.8	213.5	—	265.3
Deferred financing costs amortization	—	1.0	1.2	5.8	—	8.0
Loss on early extinguishment/modification of debt	—	1.2	4.2	9.4	—	14.8
Foreign exchange loss on financing activities, net	—	2.9	0.7	6.0	—	9.6
Fair value adjustment of derivatives	—	—	—	2.3	—	2.3
Bad debt provision	—	—	0.3	0.4	—	0.7
Stock-based compensation	—	—	6.3	5.1	—	11.4
Deferred income (benefit) taxes	—	(146.7)	(0.8)	12.4	(2.1)	(137.2)
Asset write-downs and other	—	—	13.7	11.4	—	25.1
Excess tax benefits from stock-based payment arrangements	—	—	—	(3.7)	—	(3.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	8.0	(23.3)	—	(15.3)
Inventories	—	—	1.6	(71.1)	6.3	(63.2)
Prepaid expenses and other assets	—	(0.9)	(12.3)	(11.2)	—	(24.4)
Accounts payable	—	—	(17.5)	10.9	—	(6.6)
Income taxes payable	—	(4.6)	3.8	(5.9)	—	(6.7)
Accrued expenses and other liabilities	—	7.1	(9.7)	(30.8)	—	(33.4)
Intercompany operating activities, net	30.2	21.2	18.8	625.1	(695.3)	—
Net cash provided by (used in) operating activities of continuing operations	30.2	28.0	99.1	982.9	(695.3)	444.9
Net cash used in operating activities of discontinued operations	—	—	(2.7)	—	—	(2.7)
Net cash provided by (used in) operating activities	30.2	28.0	96.4	982.9	(695.3)	442.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(69.0)	(217.4)	—	(286.4)
Acquisitions	—	—	—	(69.2)	—	(69.2)
Proceeds on sale of assets	—	—	0.1	2.1	—	2.2
Net cash used in investing activities	—	—	(68.9)	(284.5)	—	(353.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	8.9	—	—	—	—	8.9
Excess tax benefits from stock-based payment arrangements	—	—	—	3.7	—	3.7
Payments of long-term debt	—	(805.7)	—	(147.7)	—	(953.4)
Proceeds from long-term debt	—	1,600.0	—	387.5	—	1,987.5
Deferred financing costs	—	(29.3)	—	(20.5)	—	(49.8)
Fees related to early extinguishment/modification of debt	—	(6.8)	—	(2.4)	—	(9.2)
Dividend paid to shareholders	(81.8)	—	—	—	—	(81.8)
Dividend distributions to noncontrolling shareholders	—	—	—	(47.3)	—	(47.3)
Intercompany financing related activity	—	(123.7)	37.9	85.8	—	—
Net cash (used in) provided by financing activities	(72.9)	634.5	37.9	259.1	—	858.6
Effect of exchange rate changes on cash and cash equivalents	—	2.8	(0.6)	2.5	—	4.7
Net (decrease) increase in cash and cash equivalents	(42.7)	665.3	64.8	960.0	(695.3)	952.1
Cash and cash equivalents of continuing operations, beginning of period	42.7	—	234.5	298.1	(253.8)	321.5
Cash and cash equivalents of continuing operations, end of period	$—	$665.3	$299.3	$1,258.1	$(949.1)	$1,273.6

(a) Net of governments grants of $9.4 million.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411.3	$411.3	$80.0	$646.4	$(1,097.1)	$451.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(411.6)	(240.8)	(33.1)	(411.6)	1,097.1	—
Income from discontinued operations, net of tax	—	(0.7)	—	(0.2)	—	(0.9)
(Gain) loss on sale of discontinued operations, net of tax	—	(45.8)	(129.5)	56.0	—	(119.3)
Depreciation and amortization	—	—	47.1	220.1	—	267.2
Deferred financing costs amortization	—	0.2	0.7	3.9	—	4.8
Loss on early extinguishment/modification of debt	—	1.3	4.9	10.4	—	16.6
Foreign exchange (gain) loss on financing activities, net	—	(6.1)	0.1	4.7	—	(1.3)
Fair value adjustment of derivatives	—	(2.1)	—	1.6	—	(0.5)
Bad debt provision	—	—	(0.5)	0.3	—	(0.2)
Stock-based compensation	—	—	8.4	4.2	—	12.6
Deferred income taxes	0.3	1.6	0.7	23.7	—	26.3
Asset write-downs and other	—	—	0.9	0.7	—	1.6
Excess tax benefits from stock-based payment arrangements	—	—	—	(4.0)	—	(4.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:						—
Accounts receivable	—	—	(8.8)	(21.0)	—	(29.8)
Inventories	—	—	(28.3)	(122.5)	—	(150.8)
Prepaid expenses and other assets	—	—	9.7	(26.6)	—	(16.9)
Accounts payable	—	—	14.3	(17.1)	—	(2.8)
Income taxes payable	—	3.0	(1.0)	34.4	—	36.4
Accrued expenses and other liabilities	—	(24.2)	(9.2)	(6.7)	—	(40.1)
Intercompany operating activities, net	(4.5)	(18.3)	10.6	48.7	(36.5)	—
Net cash (used in) provided by operating activities of continuing operations	(4.5)	79.4	(33.0)	445.4	(36.5)	450.8
Net cash used in operating activities of discontinued operations	—	—	—	(1.8)	—	(1.8)
Net cash (used in) provided by operating activities	(4.5)	79.4	(33.0)	443.6	(36.5)	449.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(54.3)	(225.4)	—	(279.7)
Acquisitions	—	—	—	(0.8)	—	(0.8)
Proceeds on sale of assets	—	—	—	1.1	—	1.1
Net cash used in investing activities of continuing operations	—	—	(54.3)	(225.1)	—	(279.4)
Net cash provided by investing activities of discontinued operations, representing net sale proceeds	—	65.1	220.4	15.1	—	300.6
Net cash provided by (used in) investing activities	—	65.1	166.1	(210.0)	—	21.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	14.6	—	—	—	—	14.6
Excess tax benefits from stock-based payment arrangements	—	—	—	4.0	—	4.0
Payments of long-term debt	—	(380.4)	—	(77.7)	—	(458.1)
Loan repayments to noncontrolling shareholders	—	—	—	(5.0)	—	(5.0)
Deferred financing costs	—	(5.3)	—	—	—	(5.3)
Fees related to early extinguishment/modification of debt	—	(13.4)	—	—	—	(13.4)
Dividend distributions to noncontrolling shareholder	—	—	—	(19.4)	—	(19.4)
Intercompany financing related activity	—	254.8	(137.7)	(117.1)	—	—
Net cash provided by (used in) financing activities	14.6	(144.3)	(137.7)	(215.2)	—	(482.6)
Effect of exchange rate changes on cash and cash equivalents	—	(1.7)	(0.3)	(4.8)	—	(6.8)
Net increase (decrease) in cash and cash equivalents	10.1	(1.5)	(4.9)	13.6	(36.5)	(19.2)
Less net decrease in cash and cash equivalents from discontinued operations	—	—	—	(16.6)	—	(16.6)
Increase (decrease) in cash and cash equivalents from continuing operations	10.1	(1.5)	(4.9)	30.2	(36.5)	(2.6)
Cash and cash equivalents of continuing operations, beginning of period	32.6	1.5	239.4	267.9	(217.3)	324.1
Cash and cash equivalents of continuing operations, end of period	$42.7	$—	$234.5	$298.1	$(253.8)	$321.5

(a) Net of governments grants of $16.0 million.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239.4	$239.4	$57.3	$423.5	$(711.1)	$248.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(239.4)	(164.2)	(68.1)	(239.4)	711.1	—
Loss (income) from discontinued operations, net of tax	—	9.0	—	(28.4)	—	(19.4)
Depreciation and amortization	—	—	48.2	207.7	—	255.9
Deferred financing costs amortization	—	0.3	1.3	4.3	—	5.9
Loss on early extinguishment/modification of debt	—	0.1	0.7	0.8	—	1.6
Foreign exchange (gain) loss on financing activities, net	—	(3.7)	0.7	4.0	—	1.0
Fair value adjustment of derivatives	—	(7.1)	—	(6.3)	—	(13.4)
Bad debt provision	—	—	(0.9)	(0.3)	—	(1.2)
Stock-based compensation	—	—	8.9	5.0	—	13.9
Deferred income (benefit) taxes	—	(68.8)	3.0	4.9	—	(60.9)
Asset write-downs and other	—	—	2.4	10.0	—	12.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:						—
Accounts receivable	—	—	(11.1)	(19.0)	—	(30.1)
Inventories	—	—	(4.3)	(53.8)	—	(58.1)
Prepaid expenses and other assets	—	(1.2)	9.2	(24.5)	—	(16.5)
Accounts payable	—	—	3.4	26.1	—	29.5
Income taxes payable	—	7.3	(10.0)	0.9	—	(1.8)
Accrued expenses and other liabilities	6.3	2.7	40.7	61.0	—	110.7
Intercompany operating activities, net	—	(34.9)	(22.2)	20.4	36.7	—
Net cash provided by (used in) operating activities of continuing operations	6.3	(21.1)	59.2	396.9	36.7	478.0
Net cash used in operating activities of discontinued operations	—	—	—	4.4	—	4.4
Net cash provided by (used in) operating activities	6.3	(21.1)	59.2	401.3	36.7	482.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(20.3)	(160.0)	—	(180.3)
Acquisitions	—	—	—	(3.8)	—	(3.8)
Proceeds on sale of assets	—	—	0.9	3.2	—	4.1
Net cash used in investing activities of continuing operations	—	—	(19.4)	(160.6)	—	(180.0)
Net cash used in investing activities of discontinued operations, representing net sale proceeds	—	—	—	(1.3)	—	(1.3)
Net cash used in investing activities	—	—	(19.4)	(161.9)	—	(181.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	26.3	—	—	—	—	26.3
Payments of long-term debt	—	(208.5)	—	(96.3)	—	(304.8)
Proceeds from long-term debt	—	—	—	19.3	—	19.3
Deferred financing costs	—	(0.3)	—	—	—	(0.3)
Intercompany financing related activity	—	209.8	(75.1)	(134.7)	—	—
Net cash provided by (used in) financing activities	26.3	1.0	(75.1)	(211.7)	—	(259.5)
Effect of exchange rate changes on cash and cash equivalents	—	1.8	(0.8)	(2.4)	—	(1.4)
Net increase (decrease) in cash and cash equivalents	32.6	(18.3)	(36.1)	25.3	36.7	40.2
Less net decrease in cash and cash equivalents from discontinued operations	—	—	—	2.3	—	2.3
Increase (decrease) in cash and cash equivalents from continuing operations	32.6	(18.3)	(36.1)	23.0	36.7	37.9
Cash and cash equivalents of continuing operations, beginning of period	—	19.8	275.5	244.9	(254.0)	286.2
Cash and cash equivalents of continuing operations, end of period	$32.6	$1.5	$239.4	$267.9	$(217.3)	$324.1

(a) Net of governments grants of $3.2 million.

21.  ACQUISITION:

In July 2012, our Sachtleben titanium dioxide venture completed the acquisition of certain business assets, primarily inventory and other production assets, of crenox GmbH, a German titanium dioxide producer based in Krefeld, Germany, from the insolvency administrator. The allocation of the purchase price to the identifiable assets acquired was complete as of December 31, 2012.

22.  SUBSEQUENT EVENTS:

On February 15, 2013, the Company acquired Kemira’s 39% interest in the titanium dioxide pigments joint venture for a purchase price of €97.5 million, subject to certain adjustments. As a result, the Company owns 100% of the Titanium Dioxide Pigments business.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report included herein.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
February 25, 2013

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the internal control over financial reporting of Rockwood Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report, dated February 25, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors, executive officers of the Company and corporate governance is included under the captions “Proposal One—Election of Directors,” “Corporate Governance and Related Matters,” “Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Proxies and Voting Procedures—Stockholder Director Nominations and Proposals for the 2014 Annual Meeting” in the Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive and director compensation is included under the captions “Executive Compensation,” “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and Related Matters—Compensation Committee Report” and “Director Compensation” in the Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the captions “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain transactions is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the captions “Audit and Related Fees” and “Corporate Governance and Related Matters—Audit Committee” in the Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

List of documents filed as part of this report:

		Page No.
1.	Financial Statements:

	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	64

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	65

	Consolidated Balance Sheets as of December 31, 2012 and 2011	66

	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	67

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	68

	Notes to Consolidated Financial Statements	69

2.	Financial Statement Schedules.

	All schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

3.	Exhibits.	124

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
Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date

Chairman and Chief Executive Officer and
/s/ SEIFI GHASEMI	Director	February 25, 2013
By: Seifi Ghasemi	(Principal Executive Officer)

Senior Vice President and Chief Financial
/s/ ROBERT J. ZATTA	Officer	February 25, 2013
By: Robert J. Zatta	(Principal Financial Officer)

/s/ MARK C. KELLY	Vice President Corporate Finance	February 25, 2013
By: Mark C. Kelly	(Principal Accounting Officer)

/s/ NANCE K. DICCIANI	Director	February 25, 2013
By: Nance K. Dicciani

/s/ SHELDON R. ERIKSON	Director	February 25, 2013
By: Sheldon R. Erikson

/s/ DOUGLAS L. MAINE	Director	February 25, 2013
By: Douglas L. Maine

/s/ J. KENT MASTERS	Director	February 25, 2013
By: J. Kent Masters

Exhibit Index

Exhibit No.	Description of Exhibit
1.1 (AF)

Underwriting Agreement, dated as of September 20, 2012, among the Company, RSGI, the Subsidiary Guarantors, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and UBS Securities LLC and the other underwriters named therein

1.2 (AG)	Underwriting Agreement, dated November 14, 2012, between Rockwood Holdings, Inc., the selling stockholders named therein and Morgan Stanley & Co. LLC
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(J)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (K)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
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

4.7 (AF)	Indenture dated as of September 25, 2012, among Rockwood Specialties Group, Inc., Rockwood Holdings, Inc. and Wells Fargo Bank, National Association, as trustee
4.8 (AF)

First Supplemental Indenture dated as of September 25, 2012, among Rockwood Specialties Group, Inc., Rockwood Holdings, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee

4.9 (C)

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

4.10 (G)	Investors’ Rights Agreement, dated as of November 20, 2000, among K-L Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II L.P. and Merrill Lynch Capital Corporation
4.11 (G)

Amendment and Supplement No. 1 dated as of February 7, 2001 to the Investors’ Rights Agreement, dated as of November 20, 2000,among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P., Merrill Lynch Capital Corporation and Allianz Lebensversicherungs—AG, Stuttgart

4.12 (G)	Supplement No. 2 dated as of January 14, 2005 to the Investors’ Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., Merrill Lynch Capital Corporation and SPCP Group, L.L.C.
4.13 (I)

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

4.14(X)

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

10.2(AC)

First Amendment, dated as of February 22, 2012,among Rockwood Specialties Group, Inc., Rockwood Specialties International, Inc., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and as Collateral Agent

10.3(D)

Security Agreement dated as of February 10, 2010 among the Company, Rockwood Specialties International, Inc., each of the Subsidiary Grantors listed on Annex A thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.4(D)

Pledge Agreement dated as of February 10, 2010 among the Company, Rockwood Specialties International, Inc., each of the Subsidiary Pledgors listed on Schedule 1 thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.5(D)

Guarantee Agreement dated as of February 10, 2010, among the Company, Rockwood Specialties International, Inc. as a Guarantor, each of the Subsidiary Guarantors listed on Annex A thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.6(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.7(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.8(A)#	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.9(G)#	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.10(G)#	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.11(A)#

Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders’ Agreement, dated as of January 30, 2001, KKR Partners II L.P. and KKR 1996 Fund L.P.

10.12(G)#

Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)

10.13(G)#	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.14(A)#	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.15(E)#	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.16(E)#

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.17(E)#

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.37 herewith)

10.18(H)#	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.19(F)#	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.20(F)#	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.21(F)#	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.22(F)#	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.23(G)#	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.24(F)#	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.25(F)#	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.26(F)#	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.27(F)#	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.28(G)#	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.29(O)#	Amended and Restated Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Seifi Ghasemi
10.30(O)#	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Robert J. Zatta
10.31(O)#	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Thomas Riordan
10.32(Q)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2008
10.33(Q)	The Rockwood Specialties Inc. Money Purchase Pension Plan as amended and restated effective as of January 1, 2008
10.34(Q)#	Supplementary Savings Plan of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2009
10.35(A)#	Rockwood Specialties Inc. Deferred Compensation Plan
10.36(G)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.37(G)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.38(G)#	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.39(G)#	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.40(G)#	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.41(T)	2009 Rockwood Holdings, Inc. Stock Incentive Plan
10.42 (T)	2009 Rockwood Holdings, Inc. Short-Term Incentive Plan
10.43(G)#	Form of Non-Employee Director Stock Option Agreement
10.44(L)#	Form of Company’s Stock Option Agreement (May 2007)
10.45(M)#	Form of Company’s Stock Option Agreement (December 2007)
10.46(M)#	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
10.47(N)	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates
10.48(N)

Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.49(N)

Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.50(AD)

Facility Agreement, dated as of May 31, 2012, between Sachtleben, Sachtleben Chemie, Sachtleben Pigments, with Sachtleben Chemie and Sachtleben Pigments, each an Original Borrower and Sachtleben, Sachtleben Chemie and Sachtleben Pigments each an Original Guarantor; SEB, SEB AG, Deutsche Bank, Morgan Stanley and KKR as Arrangers and Bookrunners; SEB as Agent and Security Agent; SEB AG as Original Issuing Bank; and the lenders party thereto.

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

10.60(W)#	Form of Restricted Stock Unit Award Agreement (December 2010)
10.61(W)#	Form of Market Stock Unit Award Agreement (December 2010)
10.62(Z)#	Amendment to Amended and Restated Employment Agreement, dated October 28, 2010, by and between Rockwood Holdings, Inc. and Seifi Ghasemi.
10.63(Z)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Robert J. Zatta.
10.64(Z)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Thomas Riordan.
10.65(AA)#	Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), as amended and restated effective as of January 1, 2011.
10.66(AA)#	Amendment No. 1 to the Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), effective as of January 1, 2011.
10.67(AB)#	Form of Restricted Stock Unit Award Agreement (December 2011)
10.68(AB)#	Form of Market Stock Unit Award Agreement (December 2011)
10.69(AE)	Scheme Implementation Agreement by and between Talison Lithium Limited and Rockwood Holdings, Inc. dated August 23, 2012.
10.70(AH)	Deed of Termination and Release among Rockwood Holdings, Inc., Rockwood Lithium Australia Pty Limited and Talison Lithium Limited, dated December 12, 2012.
10.71(AI)#	Form of Restricted Stock Unit Award Agreement (December 2012)
10.72(AI)#	Form of Market Stock Unit Award Agreement (December 2012)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

#	Management contract or compensatory plan or arrangement

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on February 16, 2010.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on September 30, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on October 19, 2004.

(G)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(H)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(I)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(J)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(N)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.

(Q)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 2, 2009.

(R)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2009.

(S)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2009.

(T)	Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.

(U)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 26, 2010.

(V)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(W)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2010.

(X)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(Y)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(Z)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2010.

(AA)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011.

(AB)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2011.

(AC)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2012.

(AD)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2012.

(AE)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2012.

(AF)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 25, 2012.

(AG)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2012.

(AH)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2012.

(AI)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2012.