Form 10-Q
period 2013-03-31
Rockwood Holdings, Inc.
filed 2013-05-01
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, there were 77,679,157 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I- FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012
Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012
Condensed Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012
Notes to Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

PART II- OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net sales	$934.6	$909.5
Cost of products sold	660.8	566.7
Gross profit	273.8	342.8
Selling, general and administrative expenses	180.0	177.1
Restructuring and other severance costs	7.1	14.2
Operating income	86.7	151.5
Other expenses, net:
Interest expense, net	(29.0)	(20.5)
Loss on early extinguishment/modification of debt	(17.6)	(9.7)
Foreign exchange loss on financing activities, net	(15.3)	(1.0)
Other, net	0.1	—
Other expenses, net	(61.8)	(31.2)
Income before taxes	24.9	120.3
Income tax provision	8.0	30.6
Net income	16.9	89.7
Net loss (income) attributable to noncontrolling interest	2.0	(13.9)
Net income attributable to Rockwood Holdings, Inc. shareholders	$18.9	$75.8

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders	$0.24	$0.98

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders	$0.24	$0.94

Dividends declared per share of common stock	$0.40	$—

Weighted average number of basic shares outstanding	78,530	77,384
Weighted average number of diluted shares outstanding	80,088	80,315

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$16.9	$89.7
Other comprehensive (loss) income, net of tax:
Pension related adjustments	8.4	(2.3)
Foreign currency translation	(31.1)	33.3
Intercompany foreign currency loans	(22.0)	22.5
Foreign exchange contracts and other	(0.1)	(0.3)
Other comprehensive (loss) income	(44.8)	53.2
Comprehensive (loss) income	(27.9)	142.9
Comprehensive loss (income) attributable to noncontrolling interest	0.7	(18.3)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. shareholders	$(27.2)	$124.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$491.1	$1,273.6
Accounts receivable, net	553.1	474.3
Inventories	813.2	822.9
Deferred income taxes	11.6	10.6
Prepaid expenses and other current assets	80.8	85.1
Total current assets	1,949.8	2,666.5
Property, plant and equipment, net	1,686.8	1,715.4
Goodwill	841.2	864.8
Other intangible assets, net	419.4	445.8
Deferred financing costs, net	31.1	51.7
Deferred income taxes	175.7	171.8
Other assets	66.1	57.7
Total assets	$5,170.1	$5,973.7
LIABILITIES
Current liabilities:
Accounts payable	$225.3	$233.3
Income taxes payable	28.6	33.1
Accrued compensation	111.2	105.5
Accrued expenses and other current liabilities	173.3	152.0
Deferred income taxes	5.3	3.6
Long-term debt, current portion	43.2	553.7
Total current liabilities	586.9	1,081.2
Long-term debt	2,178.8	2,198.1
Pension and related liabilities	558.6	576.6
Deferred income taxes	74.0	72.0
Other liabilities	119.1	123.6
Total liabilities	3,517.4	4,051.5
Restricted stock units	16.2	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 79,219 shares issued and 77,671 shares outstanding at March 31, 2013; 400,000 shares authorized, 78,560 shares issued and 78,466 shares outstanding at December 31, 2012)	0.8	0.8
Paid-in capital	1,242.3	1,243.1
Accumulated other comprehensive loss	(88.0)	(14.3)
Retained earnings	415.7	428.4
Treasury stock, at cost (1,548 shares and 94 shares, respectively)	(90.8)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,480.0	1,656.6
Noncontrolling interest	156.5	253.1
Total equity	1,636.5	1,909.7
Total liabilities and equity	$5,170.1	$5,973.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.9	$89.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.0	65.8
Deferred financing costs amortization	2.6	1.3
Loss on early extinguishment/modification of debt	17.6	9.7
Foreign exchange loss on financing activities, net	15.3	1.0
Fair value adjustment of derivatives	(0.9)	0.4
Stock-based compensation	3.3	2.9
Deferred income taxes	(2.5)	5.1
Asset write-downs and other	0.1	11.4
Excess tax benefits from stock-based payment arrangements	(1.4)	(0.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(91.5)	(71.6)
Inventories	(9.1)	(93.9)
Prepaid expenses and other assets	(10.2)	(3.0)
Accounts payable	8.5	(4.2)
Income taxes payable	(2.2)	16.3
Accrued expenses and other liabilities	35.3	17.4
Net cash provided by operating activities of continuing operations	48.8	47.6
Net cash used in operating activities of discontinued operations	—	(1.9)
Net cash provided by operating activities	48.8	45.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net (a)	(67.6)	(74.2)
Acquisitions	—	(0.2)
Proceeds on sale of assets	0.2	1.3
Net cash used in investing activities	(67.4)	(73.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	4.7	4.5
Excess tax benefits from stock-based payment arrangements	1.4	0.7
Payments of long-term debt	(526.7)	(539.7)
Proceeds from long term debt	6.5	355.1
Deferred financing costs	—	(7.7)
Fees related to early extinguishment/modification of debt	(0.6)	(6.7)
Purchase of noncontrolling interest	(130.3)	—
Distributions to noncontrolling shareholders	(0.1)	—
Dividend distributions to shareholders	(31.1)	—
Share repurchases	(89.4)	—
Net cash used in financing activities	(765.6)	(193.8)
Effect of exchange rate changes on cash and cash equivalents	1.7	(2.4)
Net decrease in cash and cash equivalents	(782.5)	(223.6)
Cash and cash equivalents, beginning of period	1,273.6	321.5
Cash and cash equivalents, end of period	$491.1	$97.9

Supplemental disclosures of cash flow information:
Interest paid	$14.2	$25.6
Income taxes paid, net of refunds	12.7	9.2
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	12.5	19.5

(a) Net of government grants of $1.5 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
				Accumulated
				Other
		Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	(Loss) Income	Earnings	Stock	Interest
Balance, January 1, 2013	$1,909.7	$0.8	$1,243.1	$(14.3)	$428.4	$(1.4)	$253.1
Issuance of common stock	4.7	—	4.7	—	—	—	—
Deferred compensation	0.9	—	0.9	—	—	—	—
Share repurchases	(89.4)	—	—	—	—	(89.4)	—
Dividend paid to shareholders ($0.40 per share)	(31.1)	—	0.5	—	(31.6)	—	—
Distributions to noncontrolling shareholders	(0.1)	—	—	—	—	—	(0.1)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive (loss) income, net of tax	(44.8)	—	—	(46.1)	—	—	1.3
Net income	16.9	—	—	—	18.9	—	(2.0)
Balance, March 31, 2013	$1,636.5	$0.8	$1,242.3	$(88.0)	$415.7	$(90.8)	$156.5

Balance, January 1, 2012	$1,658.4	$0.8	$1,222.2	$10.1	$128.5	$(1.4)	$298.2
Issuance of common stock	4.5	—	4.5	—	—	—	—
Deferred compensation	2.0	—	2.0	—	—	—	—
Other comprehensive income, net of tax	53.2	—	—	48.8	—	—	4.4
Net income	89.7	—	—	—	75.8	—	13.9
Balance, March 31, 2012	$1,807.8	$0.8	$1,228.7	$58.9	$204.3	$(1.4)	$316.5

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2013 and December 31, 2012, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and cash flows and equity for the three months ended March 31, 2013 and 2012. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

Noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Titanium Dioxide Pigments venture and the timber treatment joint venture in the Performance Additives segment) that are consolidated but less than 100% owned.  On February 15, 2013, the Company acquired Kemira’s 39% interest in its former Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase), subject to certain adjustments.  As a result, the Company owns 100% of the Titanium Dioxide Pigments business.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the March 31, 2013 exchange rate of €1.00 = $1.2819.  For the three months ended March 31, 2013 and 2012, the average rate of exchange of the Euro to the U.S. dollar is $1.3199 and $1.3121, respectively.

Recently Issued Accounting Standards:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that addressed the reporting of amounts reclassified out of accumulated other comprehensive income, as well as changes within accumulated other comprehensive income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income, but will require companies to present the effects of the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. This ASU is effective for the Company beginning with this Form 10-Q. The required disclosures from this ASU are included in Note 14, “Accumulated Other Comprehensive Income.”

In February 2013, the FASB issued an ASU that addressed obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for the Company in its first quarter beginning January 1, 2014 and is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued an ASU that addressed the release of the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business. This ASU requires a parent to release any related CTA into net income only if the sale results in the complete or substantially complete liquidation of the foreign entity. This practice is consistent with the Company’s previous accounting policy and will not have an impact on the Company’s financial statements.  This ASU is effective for the Company in its first quarter beginning January 1, 2014.

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

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three months ended
	March 31,
($ in millions)	2013	2012
Net Sales:
Lithium	$118.5	$114.7
Surface Treatment	184.5	188.6
Performance Additives	177.1	196.5
Titanium Dioxide Pigments	273.1	225.1
Advanced Ceramics	142.9	144.6
Corporate and other	38.5	40.0
Total	$934.6	$909.5

The Company uses Adjusted EBITDA on a segment basis to assess the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) before taxes as the most comparable U.S. GAAP measure. The summary of segment information below includes “Adjusted EBITDA,” a non-GAAP financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment. See Note 3, “Segment Information,” in the Company’s 2012 Annual Report on Form 10-K for a discussion of the use of Adjusted EBITDA as a non-GAAP financial measure.

	Three months ended
	March 31,
($ in millions)	2013	2012
Adjusted EBITDA
Lithium	$46.9	$44.4
Surface Treatment	39.5	39.7
Performance Additives	35.8	38.8
Titanium Dioxide Pigments	8.6	75.6
Advanced Ceramics	46.5	46.3
Corporate and other	(9.1)	(9.9)
Total	$168.2	$234.9

	Identifiable Assets as of
	March 31,	December 31,
($ in millions)	2013	2012
Lithium	$1,278.8	$1,282.0
Surface Treatment	995.5	982.4
Performance Additives	694.1	675.8
Titanium Dioxide Pigments	1,074.2	1,130.0
Advanced Ceramics	805.3	813.2
Corporate and other (a)	780.4	1,550.8
Eliminations (b)	(458.2)	(460.5)
Total	$5,170.1	$5,973.7

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

(b)               Amounts included in “Eliminations” represent individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate cash concentration arrangements. These amounts are eliminated as the cash concentration arrangement balances are included in the Corporate and other segment’s identifiable assets.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2012 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) before taxes to Adjusted EBITDA are described more fully below:

				Titanium
		Surface	Performance	Dioxide	Advanced	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended March 31, 2013
Income (loss) before taxes	$30.4	$27.2	$19.1	$(33.3)	$29.4	$(47.9)	$24.9
Interest expense, net	0.7	3.0	1.4	5.9	3.6	14.4	29.0
Depreciation and amortization	11.1	7.9	14.4	18.2	13.1	2.3	67.0
Restructuring and other severance costs (a)	3.9	2.2	0.6	0.3	0.1	—	7.1
Systems/organization establishment expenses (income) (b)	0.1	0.6	—	(0.1)	—	—	0.6
Acquisition and disposal costs (c)	0.1	—	0.1	—	0.2	5.7	6.1
Loss on early extinguishment/modification of debt (d)	—	—	—	17.6	—	—	17.6
Foreign exchange loss (gain) on financing activities, net (e)	0.6	(1.9)	0.1	—	0.1	16.4	15.3
Other	—	0.5	0.1	—	—	—	0.6
Total Adjusted EBITDA	$46.9	$39.5	$35.8	$8.6	$46.5	$(9.1)	$168.2
Three months ended March 31, 2012
Income (loss) before taxes	$16.0	$22.7	$18.5	$53.6	$28.6	$(19.1)	$120.3
Interest expense, net	1.0	5.2	2.2	1.9	4.6	5.6	20.5
Depreciation and amortization	10.7	7.9	15.1	17.3	12.8	2.0	65.8
Restructuring and other severance costs (a)	11.3	0.8	2.0	—	—	0.1	14.2
Systems/organization establishment expenses (b)	—	—	0.1	1.5	—	—	1.6
Loss on early extinguishment/modification of debt (d)	2.2	3.0	0.9	—	0.7	2.9	9.7
Foreign exchange loss (gain) on financing activities, net	3.2	—	—	—	(0.5)	(1.7)	1.0
Other (c)	—	0.1	—	1.3	0.1	0.3	1.8
Total Adjusted EBITDA	$44.4	$39.7	$38.8	$75.6	$46.3	$(9.9)	$234.9

(a)                    See Note 13, “Restructuring and Other Severance Costs,” for further details.

(b)                   Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(c)                    Primarily represents professional fees incurred in connection with exploring strategic options.

(d)                   In 2013, this represents the write-off of deferred financing costs of $17.6 million in connection with the prepayment of the Titanium Dioxide Pigments facility agreement. In 2012, this represents redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes.

(e)                    Primarily represents the foreign exchange loss in connection with intercompany Euro-denominated loans put in place to fund the prepayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.

3.  VARIABLE INTEREST ENTITIES:

See Item 8. Financial Statements and Supplementary Data  — Note 4, “Variable Interest Entities,” in the Company’s 2012 Annual Report on Form 10-K for a detailed discussion of the Company’s evaluation of variable interest entities.

Viance LLC Joint Venture

At March 31, 2013 and December 31, 2012, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$5.9	$4.4
Other current assets	10.8	8.4
Total current assets	16.7	12.8
Other intangible assets, net	56.9	58.6
Other assets	2.2	2.3
Total assets	$75.8	$73.7

Total liabilities	$3.7	$5.3

Titanium Dioxide Pigments Venture

The Company formed a Titanium Dioxide Pigments venture with Kemira Oyj (“Kemira”) in September 2008 The Company previously owned 61% of the venture and consolidated it based on the “voting interest” model given its majority ownership and ability to control decision making. On February 15, 2013, the Company acquired Kemira’s 39% interest in the Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase).  The increase in ownership was accounted for as an equity transaction.  As a result, the Company owns 100% of the Titanium Dioxide Pigments business.  In conjunction with this venture, there is a power plant that was previously determined to be a variable interest entity (“VIE”). As a result of the repurchase of Kemira’s 39% interest, the power plant will continue to be a VIE. See Item 8. Financial Statements and Supplementary Data - Note 4, “Variable Interest Entities,” in the Company’s 2012 Annual Report on Form 10-K for further details of the power plant.

Other

As of March 31, 2013 and December 31, 2012, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, were $27.4 million and $25.6 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheets and represent Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Qualifying Hedges

Cash Flow Hedges

Foreign currency forward contracts are utilized to hedge forecasted transactions for certain foreign currencies in the Company’s Surface Treatment segment. These contracts have been designated as foreign currency cash flow hedges and expire in December 2013. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. The net deferred losses on foreign currency contracts for cash flow accounting are expected to be reclassified into earnings by the end of December 2013.

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the three months ended March 31, 2013 and 2012.

Interest Rate Swaps Not Designated as Hedging Instruments

In June 2012, the Company’s Titanium Dioxide Pigments venture entered into a new facility agreement (See Note 8, “Long-Term Debt”) which required the venture to convert 50% of the term loan balances from variable to fixed interest rates for a period of two years. To comply with this requirement, the Titanium Dioxide Pigments venture entered into interest rate swaps (“New Swaps”) in July 2012 with an aggregate notional amount of €400.0 million. The New Swaps had a maturity date of September 2014. The Company had not applied hedge accounting for these interest rate swaps and had recorded the mark-to-market adjustment of these derivatives as a component of interest expense in its condensed consolidated statements of operations.

The Company had $911.0 million ($587.3 million of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of March 31, 2013. Including the effect of the interest rate swaps, the Company had $924.1 million ($587.3 million of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of December 31, 2012.

Prior to executing the new facility agreement, the Titanium Dioxide Pigments venture had entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. These contracts effectively converted all of the obligations under the Titanium Dioxide Pigments venture’s term loan facility to fixed rate obligations. In July 2012, these interest rate swaps were terminated and the fair market value of these swaps was transferred into the New Swaps.  As a result of the repayment of all borrowings under the facility agreement in March 2013, the Titanium Dioxide Pigments venture terminated the outstanding swaps, resulting in a payment of €3.0 million ($3.9 million based on the exchange rate in effect on the date of the payment).  See Note 8, “Long-Term Debt,” for further details of the repayment of debt.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2013 and December 31, 2012:

		March 31, 2013		December 31, 2012
($ in millions)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$12.6	$0.1	$—	$—
Total derivatives designated as hedging instruments			$0.1		$—

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$662.9	$3.0
	Other liabilities		—		1.8
Total derivatives not designated as hedging instruments			$—		$4.8
Total derivatives			$0.1		$4.8

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of March 31, 2013 and December 31, 2012, based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of March 31, 2013 and December 31, 2012, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2013 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three months ended March 31, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Three months ended March 31,
($ in millions)	2013	2012
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$(0.1)	$0.1

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$—	$(0.3)

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives		Location of Gain or (Loss)
	Three months ended March 31,		Recognized in Income on
($ in millions)	2013	2012	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	$0.9	$(0.4)	Interest expense, net
Total derivatives	$0.9	$(0.4)

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of March 31, 2013 and December 31, 2012, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2012 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —                Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013			As of December 31, 2012
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$325.2	$325.2	$—	$1,110.1	$1,110.1	$—
Government securities	0.3	0.3	—	0.3	0.3	—
Marketable equity securities	—	—	—	2.2	2.2	—
Total assets at fair value	$325.5	$325.5	$—	$1,112.6	$1,112.6	$—

Liabilities
Foreign exchange contracts	$0.1	$—	$0.1	$—	$—	$—
Interest rate swaps	—	—	—	4.8	—	4.8
Total liabilities at fair value	$0.1	$—	$0.1	$4.8	$—	$4.8

Note Receivable

The Company has a non-interest bearing note receivable from its former titanium dioxide pigments venture partner that is due in August 2028 with a carrying value of $6.4 million and $6.5 million in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively. The fair value of the note receivable was approximately $13.5 million and $13.8 million at March 31, 2013 and December 31, 2012, respectively, and was categorized as Level 3 in the fair value hierarchy. The fair value was determined based on an internally developed valuation that uses current interest rates in developing a present value of the receivable.

Debt

The carrying value of the Company’s term loans under the senior secured credit facilities approximates fair value as they bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these term loans as Level 2 in the fair value hierarchy.

As of March 31, 2013 and December 31, 2012, the Company estimated the fair value of its unsecured Senior Notes due in 2020 (“2020 Notes”) was $1,287.5 million and $1,300.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,250.0 million at March 31, 2013 and December 31, 2012. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

5.  INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2013	2012
Raw materials	$260.1	$264.4
Work-in-process	114.1	110.0
Finished goods	430.9	440.6
Packaging materials	8.1	7.9
Total	$813.2	$822.9

6.  GOODWILL:

Below are goodwill balances and activity by segment:

				Titanium
		Surface	Performance	Dioxide	Advanced	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	Ceramics	and other	Total
Gross balance, December 31, 2012	$263.7	$342.1	$456.6	$247.7	$254.3	$17.9	$1,582.3
Accumulated impairment	—	—	(456.6)	(247.7)	—	(13.2)	(717.5)
Net balance, December 31, 2012	263.7	342.1	—	—	254.3	4.7	864.8
Foreign exchange	(7.5)	(8.6)	—	—	(7.4)	(0.1)	(23.6)
Net balance, March 31, 2013	256.2	333.5	—	—	246.9	4.6	841.2
Accumulated impairment	—	—	456.6	247.7	—	13.2	717.5
Gross balance, March 31, 2013	$256.2	$333.5	$456.6	$247.7	$246.9	$17.8	$1,558.7

7.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of March 31, 2013			As of December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$362.0	$(208.0)	$154.0	$370.3	$(206.2)	$164.1
Trade names and trademarks	112.0	(44.6)	67.4	115.0	(44.4)	70.6
Customer relationships	332.2	(178.0)	154.2	338.6	(175.0)	163.6
Supply agreements	58.9	(31.0)	27.9	59.9	(30.1)	29.8
Other	60.9	(45.0)	15.9	62.1	(44.4)	17.7
Total	$926.0	$(506.6)	$419.4	$945.9	$(500.1)	$445.8

Amortization of other intangible assets was $18.1 million in each of the three month periods ended March 31, 2013 and 2012.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2013	$70.7
2014	62.9
2015	55.7
2016	51.3
2017	43.7

8.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($ in millions)	2013	2012
Senior secured credit facilities:
Term Loan A	$323.7	$336.9
Term Loan B	587.3	587.3
2020 Unsecured Senior Notes	1,250.0	1,250.0
Titanium Dioxide Pigments venture term loans	—	514.5
Capitalized lease obligations	31.9	33.5
Other loans	29.1	29.6
	2,222.0	2,751.8
Less current maturities	(43.2)	(553.7)
	$2,178.8	$2,198.1

In March 2013, the Company prepaid all of its outstanding borrowings under its Titanium Dioxide Pigments facility agreement.  The aggregate amount prepaid was €394.5 million ($512.4 million), consisting of €190.0 million ($246.8 million) of term loan A, €200.0 million ($259.8 million) of term loan B and a €4.5 million ($5.8 million) revolving credit facility. The U.S. dollar amounts above were all based on the exchange rate in effect on the date of payment.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2012 Annual Report on Form 10-K.

9.  INCOME TAXES:

The effective tax rate on income from operations was 32.1% and 25.4% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for each period is lower than the U.S. statutory rate of 35% primarily due to the favorable impact of a beneficial foreign earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance attributable to deferred tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2012	$30.7
U.S. valuation allowance - State	1.1
Other	0.2
Balance as of March 31, 2013	$32.0

Unrecognized tax benefits at March 31, 2013 were $33.3 million, all of which, if recognized, would impact the effective tax rate. The Company had accrued $9.3million for interest and penalties as of March 31, 2013. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $0.7 million.

10. STOCK-BASED COMPENSATION:

In December 2012, the Company awarded 309,287 of market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2016 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. In January 2013, the performance targets that formed the basis for vesting of these restricted stock units were set. As a result, the Company recognized compensation cost beginning in January 2013. A portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2013 to December 31, 2015. The remaining portion vest based upon the Company’s total shareholder return as compared to the total shareholder return for the Dow Jones U.S. Chemical Index for the period January 1, 2013 to December 31, 2015.

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of March 31, 2013 and December 31, 2012 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans caused income from operations before taxes to decrease by $3.3 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively. The total tax benefit recognized related to stock awards was $0.4 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2012 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

11.  PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended
	March 31,
($ in millions)	2013	2012
Service cost	$3.3	$2.4
Interest cost	6.9	7.9
Expected return on assets	(3.6)	(3.9)
Amortization of actuarial losses	4.2	1.8
Amortization of prior service cost	0.2	0.2
Total pension cost	$11.0	$8.4

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $25.8 million during 2013, of which $6.8 million was contributed in the three months ended March 31, 2013.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $3.3 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively, and $1.8 million and $1.3 million for the multi-employer plans for the three months ended March 31, 2013 and 2012, respectively.

12.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended
	March 31,
($ in millions, except per share amounts; shares in thousands)	2013	2012
EPS Numerator:
Net income attributable to Rockwood Holdings, Inc. shareholders	$18.9	$75.8

EPS Denominator:
Basic weighted average number of common shares outstanding	78,530	77,384
Effect of dilutive stock options and other incentives	1,558	2,931
Diluted weighted average number of common shares outstanding and common stock equivalents	80,088	80,315

Basic earnings per common share attributable to Rockwood Holdings, Inc. shareholders:	$0.24	$0.98

Diluted earnings per common share attributable to Rockwood Holdings, Inc. shareholders:	$0.24	$0.94

For the three months ended March 31, 2013 and 2012, there were no outstanding shares that would have had an anti-dilutive effect.

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

The following table provides the restructuring and other severance costs for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
($ in millions)	2013	2012
Severance/Relocation	$1.2	$0.6
Facility/entity closure and other	4.5	1.3
Asset write-downs	—	11.3
Restructuring charge	5.7	13.2
Other severance costs	1.4	1.0
Total	$7.1	$14.2

For the three months ended March 31, 2013, the restructuring charges primarily relate to the closure of a lithium manufacturing facility in the U.S. and organizational changes in the Surface Treatment and Performance Additives segments.

All restructuring actions still in progress as of March 31, 2013 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the future consolidation of the North American Surface Treatment and Color Pigments and Services businesses. However, payouts of certain liabilities resulting from these actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2012	$9.8	$1.9	$11.7
Restructuring charge in 2013	1.2	4.5	5.7
Utilized	(2.9)	(1.2)	(4.1)
Foreign exchange and other	(0.2)	(0.1)	(0.3)
Liability balance, March 31, 2013	$7.9	$5.1	$13.0

The total charges for open restructuring actions and the future costs for those actions are summarized below:

		Surface	Performance
($ in millions)	Lithium	Treatment	Additives	Total
Severance/Relocation
Total charges	$3.8	$4.7	$3.7	$12.2
Incurred to date	(3.6)	(4.4)	(3.1)	(11.1)
Expected future costs	$0.2	$0.3	$0.6	$1.1
Facility/Entity Closure
Total charges (a)	$31.6	$7.4	$5.9	$44.9
Incurred to date (a)	(30.1)	(5.7)	(1.7)	(37.5)
Expected future costs	$1.5	$1.7	$4.2	$7.4

(a)               Includes $10.3 million related to write-off of a trade name in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment into two reportable segments and a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S.

14.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive loss are as follows:

	Pension related	Foreign	Intercompany	Net	Foreign	Total
	adjustments,	currency	foreign currency	investment hedge,	exchange contracts,	accumulated other
($ in millions)	net of tax	translation	loans	net of tax	net of tax	comprehensive loss
Balance at December 31, 2012	$(146.0)	$204.2	$117.4	$(189.9)	$—	$(14.3)
Other comprehensive income (loss) before reclassifications	5.2	(32.4)	(22.0)	—	(0.1)	(49.3)
Amounts reclassified from accumulated other comprehensive loss to net income	3.2	—	—	—	—	3.2
Amounts reclassified from noncontrolling interest to accumulated other comprehensive loss (a)	(27.6)	—	—	—	—	(27.6)
Balance at March 31, 2013	$(165.2)	$171.8	$95.4	$(189.9)	$(0.1)	$(88.0)

(a)                 This represents the amount of accumulated other comprehensive loss reclassified as a result of the Company’s purchase of Kemira’s 39% interest in the Titanium Dioxide Pigment’s venture in February 2013.  See Note 3, “Variable Interest Entities,” for further details.

The amounts reclassified from accumulated other comprehensive loss into net income are as follows:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Loss
Accumulated Other	Three months ended
Comprehensive Income Components	March 31, 2013
Pension related adjustments:
Actuarial losses	$(4.2	)(a)
Prior service costs	(0.2	)(a)
	(4.4)
Income tax provision	1.2
Total reclassifications for the period	$(3.2)

(a)                 These accumulated other comprehensive income components are included in the computation of net periodic pension costs that are recorded in costs of products sold and selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant in several lawsuits in Germany and the Netherlands, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. The court in the Dutch litigation concluded in March 2012 that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €1.2 million ($1.5 million) to €4.2 million ($5.4 million) as of March 31, 2013. However, the Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

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

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the fiscal court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of March 31, 2013 is from €0.0 million to €5.1 million ($6.5 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it will not intervene at this time and the court ordered the complaint to be unsealed. The complaint was served on the Company in November 2012 by Osmose, Inc. (“Osmose”), a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products.  In March 2013, Osmose filed an amended complaint.  The Company cannot estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

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

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $2.3 million and in the aggregate equal $5.0 million as of March 31, 2013. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of March 31, 2013, the Company has recorded a reserve of €4.9 million ($6.3 million) against its related receivable of €5.4 million ($6.9 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Safety, Health and Environmental Matters

For further details of the Company’s Safety, Health and Management Systems, SHE Capital Expenditures, and Regulatory Developments, see Item 8. Financial Statements and Supplementary Data - Note 19, “Commitments and Contingencies” in the Company’s 2012 Annual Report on Form 10-K.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at March 31, 2013:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X		X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
France	Sens	X
Germany	Duisburg	X			X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X		X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
	Uerdingen	X
Italy	Turin	X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Harrisburg, NC	X		X
	Kings Mountain, NC				X
	Laurens, SC		X
	Middletown, NY	X		X		X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $52.9 million and $53.5 million for environmental liabilities as of March 31, 2013 and December 31, 2012, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets.

Included in the environmental liabilities are reclamation obligations of $22.5 million and $22.6 million as of March 31, 2013 and December 31, 2012, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($30.4 million and $30.9 million as of March 31, 2013 and December 31, 2012, respectively), represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of March 31, 2013 is from $30.4 million to $50.6 million. Of these accruals, $20.0 million and $20.1 million as of March 31, 2013 and December 31, 2012, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range.  For the three months ended March 31, 2013, the Company recorded charges of $0.7 million to increase its environmental liabilities and made payments of $0.2 million for reclamation and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2013, the recurring cost of managing hazardous substances for ongoing operations is $11.9 million.

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

16.                     GUARANTOR FINANCIAL STATEMENTS

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

Each entity in the consolidating financial information follows the same accounting policies as described in the condensed consolidated financial statements.

The Parent Company Guarantor, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are parties to cash concentration arrangements with three financial institutions to maximize the availability of cash for general corporate and operating purposes. Cash balances under one of the cash concentration arrangements are swept daily from the accounts of the entities who are party to the arrangement into the concentration account. There are no restrictions under the cash concentration arrangements on the movement of cash between the Parent Company Guarantor, the Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. There are no significant restrictions on the ability of RSGI or any Guarantor Subsidiaries to obtain funds by dividend or loan. However, there are restrictions contained in the senior secured credit agreement and the indenture governing the 2020 Notes on the ability of the Parent Company to obtain funds from RSGI and its subsidiaries. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2012 Annual Report on Form 10-K for further details.

The following tables present the Company’s consolidating statement of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012, and the Company’s consolidating balance sheet as of March 31, 2013 and December 31, 2012.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$179.7	$807.8	$(52.9)	$934.6
Cost of products sold	—	—	127.6	585.6	(52.4)	660.8
Gross profit	—	—	52.1	222.2	(0.5)	273.8
Selling, general and administrative expenses	—	0.4	45.5	134.1	—	180.0
Restructuring and other severance costs	—	—	5.3	1.8	—	7.1
Operating income	—	(0.4)	1.3	86.3	(0.5)	86.7
Other income (expenses), net:
Intergroup interest, net	—	17.5	(3.1)	(14.4)	—	—
Interest expense, net	—	(22.7)	(0.3)	(6.0)	—	(29.0)
Loss on early extinguishment/modification of debt	—	—	—	(17.6)	—	(17.6)
Intergroup other, net	—	—	10.7	(10.7)	—	—
Foreign exchange loss on financing activities, net	—	(13.3)	(0.2)	(1.8)	—	(15.3)
Other, net	—	—	—	0.1	—	0.1
Other (expenses) income, net	—	(18.5)	7.1	(50.4)	—	(61.8)
(Loss) income from before taxes	—	(18.9)	8.4	35.9	(0.5)	24.9
Income tax (benefit) provision	—	(7.9)	4.0	12.1	(0.2)	8.0
Net income before equity in undistributed earnings of subsidiaries	—	(11.0)	4.4	23.8	(0.3)	16.9
Equity in undistributed earnings of subsidiaries	18.9	29.9	13.9	18.9	(81.6)	—
Net income	18.9	18.9	18.3	42.7	(81.9)	16.9
Net loss attributable to noncontrolling interest	—	—	—	2.0	—	2.0
Net income attributable to Rockwood Holdings, Inc. shareholders	$18.9	$18.9	$18.3	$44.7	$(81.9)	$18.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$18.9	$18.9	$18.3	$42.7	$(81.9)	$16.9

Other comprehensive (loss) income	(73.7)	(73.7)	0.1	(97.1)	199.6	(44.8)

Comprehensive (loss) income	(54.8)	(54.8)	18.4	(54.4)	117.7	(27.9)
Comprehensive loss attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. shareholders	$(54.8)	$(54.8)	$18.4	$(53.7)	$117.7	$(27.2)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$202.3	$768.7	$(61.5)	$909.5
Cost of products sold	—	—	145.7	482.5	(61.5)	566.7
Gross profit	—	—	56.6	286.2	—	342.8
Selling, general and administrative expenses	—	0.3	43.7	133.1	—	177.1
Restructuring and other severance costs	—	—	1.7	12.5	—	14.2
Operating income	—	(0.3)	11.2	140.6	—	151.5
Other income (expenses), net:
Intergroup interest, net	—	18.7	(4.0)	(14.7)	—	—
Interest expense, net	—	(17.6)	—	(2.9)	—	(20.5)
Loss on early extinguishment/modification of debt	—	(0.3)	(3.4)	(6.0)	—	(9.7)
Intergroup other, net	—	—	9.3	(9.3)	—	—
Foreign exchange loss on financing activities, net	—	—	(0.2)	(0.8)	—	(1.0)
Other income (expenses), net	—	0.8	1.7	(33.7)	—	(31.2)
Income from before taxes	—	0.5	12.9	106.9	—	120.3
Income tax provision	—	0.2	1.3	29.1	—	30.6
Net income before equity in undistributed earnings of subsidiaries	—	0.3	11.6	77.8	—	89.7
Equity in undistributed earnings of subsidiaries	75.8	75.5	8.7	75.8	(235.8)	—
Net income	75.8	75.8	20.3	153.6	(235.8)	89.7
Net income attributable to noncontrolling interest	—	—	—	(13.9)	—	(13.9)
Net income attributable to Rockwood Holdings, Inc. shareholders	$75.8	$75.8	$20.3	$139.7	$(235.8)	$75.8

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$75.8	$75.8	$20.3	$153.6	$(235.8)	$89.7

Other comprehensive income	48.8	48.8	0.9	(25.8)	(19.5)	53.2

Comprehensive income	124.6	124.6	21.2	127.8	(255.3)	142.9
Comprehensive income attributable to noncontrolling interest	—	—	—	(18.3)	—	(18.3)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$124.6	$124.6	$21.2	$109.5	$(255.3)	$124.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$110.6	$462.7	$1,008.9	$(1,091.1)	$491.1
Accounts receivable, net	—	—	85.8	467.3	—	553.1
Intergroup receivable	—	393.9	167.2	14.3	(575.4)	—
Inventories	—	—	144.3	675.7	(6.8)	813.2
Deferred income taxes	—	—	1.9	8.9	0.8	11.6
Prepaid expenses and other current assets	—	0.1	9.3	71.4	—	80.8
Total current assets	—	504.6	871.2	2,246.5	(1,672.5)	1,949.8
Property, plant and equipment, net	—	—	268.0	1,418.8	—	1,686.8
Investment in subsidiary	1,584.0	1,195.7	452.5	1,584.0	(4,816.2)	—
Goodwill	—	—	17.1	824.1	—	841.2
Intergroup receivable	74.9	2,057.8	145.8	55.5	(2,334.0)	—
Other intangible assets, net	—	—	51.9	367.5	—	419.4
Deferred financing costs, net	—	20.6	4.8	5.7	—	31.1
Deferred income taxes	—	134.6	12.0	29.1	—	175.7
Other assets	—	—	0.7	65.4	—	66.1
Total assets	$1,658.9	$3,913.3	$1,824.0	$6,596.6	$(8,822.7)	$5,170.1
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$28.2	$197.1	$—	$225.3
Intergroup payable	146.1	2.0	862.3	656.1	(1,666.5)	—
Income taxes payable	—	—	0.1	28.5	—	28.6
Accrued compensation	—	—	11.1	100.1	—	111.2
Accrued expenses and other current liabilities	—	33.4	37.2	102.7	—	173.3
Deferred income taxes	—	0.8	—	6.0	(1.5)	5.3
Long-term debt, current portion	—	35.0	—	8.2	—	43.2
Total current liabilities	146.1	71.2	938.9	1,098.7	(1,668.0)	586.9
Long-term debt	—	2,126.0	—	52.8	—	2,178.8
Pension and related liabilities	—	—	21.8	536.8	—	558.6
Intergroup payable	16.6	120.0	560.6	1,636.8	(2,334.0)	—
Deferred income taxes	—	—	—	74.0	—	74.0
Other liabilities	—	12.1	27.1	79.9	—	119.1
Total liabilities	162.7	2,329.3	1,548.4	3,479.0	(4,002.0)	3,517.4
Restricted stock units	16.2	—	—	—	—	16.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,242.3	1,037.1	501.1	1,681.6	(3,219.8)	1,242.3
Accumulated other comprehensive (loss) income	(88.0)	(86.7)	2.4	(55.3)	139.6	(88.0)
Retained earnings (deficit)	415.7	633.6	(418.5)	1,170.1	(1,385.2)	415.7
Treasury stock, at cost	(90.8)	—	—	—	—	(90.8)
Total Rockwood Holdings, Inc. stockholders’ equity	1,480.0	1,584.0	275.6	2,961.1	(4,820.7)	1,480.0
Noncontrolling interest	—	—	—	156.5	—	156.5
Total equity	1,480.0	1,584.0	275.6	3,117.6	(4,820.7)	1,636.5
Total liabilities and equity	$1,658.9	$3,913.3	$1,824.0	$6,596.6	$(8,822.7)	$5,170.1

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(Dollars in millions)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$665.3	$299.3	$1,258.1	$(949.1)	$1,273.6
Accounts receivable, net	—	—	73.3	401.0	—	474.3
Intergroup receivable	—	263.0	41.2	9.9	(314.1)	—
Inventories	—	—	133.1	696.1	(6.3)	822.9
Deferred income taxes	—	—	1.9	8.0	0.7	10.6
Prepaid expenses and other current assets	—	—	14.6	70.5	—	85.1
Total current assets	—	928.3	563.4	2,443.6	(1,268.8)	2,666.5
Property, plant and equipment, net	—	—	269.0	1,446.4	—	1,715.4
Investment in subsidiary	1,645.7	1,223.6	441.7	1,645.8	(4,956.8)	—
Goodwill	—	—	17.1	847.7	—	864.8
Intergroup receivable	70.3	1,550.4	146.4	55.5	(1,822.6)	—
Other intangible assets, net	—	—	55.3	390.5	—	445.8
Deferred financing costs, net	—	21.9	5.1	24.7	—	51.7
Deferred income taxes	—	130.9	11.9	29.0	—	171.8
Other assets	—	—	0.7	57.0	—	57.7
Total assets	$1,716.0	$3,855.1	$1,510.6	$6,940.2	$(8,048.2)	$5,973.7
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$32.4	$200.9	$—	$233.3
Intergroup payable	30.2	—	560.8	672.2	(1,263.2)	—
Income taxes payable	—	—	—	33.1	—	33.1
Accrued compensation	—	—	16.5	89.0	—	105.5
Accrued expenses and other current liabilities	—	20.6	30.8	100.6	—	152.0
Deferred income taxes	—	0.7	—	4.3	(1.4)	3.6
Long-term debt, current portion	—	30.6	—	523.1	—	553.7
Total current liabilities	30.2	51.9	640.5	1,623.2	(1,264.6)	1,081.2
Long-term debt	—	2,143.5	—	54.6	—	2,198.1
Pension and related liabilities	—	—	21.8	554.8	—	576.6
Intergroup payable	16.7	2.1	559.5	1,244.2	(1,822.5)	—
Deferred income taxes	—	—	—	72.0	—	72.0
Other liabilities	—	11.9	27.7	84.0	—	123.6
Total liabilities	46.9	2,209.4	1,249.5	3,632.8	(3,087.1)	4,051.5
Restricted stock units	12.5	—	—	—	—	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,243.1	1,044.0	505.8	1,691.1	(3,240.9)	1,243.1
Accumulated other comprehensive (loss) income	(14.3)	(13.0)	2.3	70.7	(60.0)	(14.3)
Retained earnings (deficit)	428.4	614.7	(437.6)	1,127.8	(1,304.9)	428.4
Treasury stock, at cost	(1.4)	—	—	—	—	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,656.6	1,645.7	261.1	3,054.3	(4,961.1)	1,656.6
Noncontrolling interest	—	—	—	253.1	—	253.1
Total equity	1,656.6	1,645.7	261.1	3,307.4	(4,961.1)	1,909.7
Total liabilities and equity	$1,716.0	$3,855.1	$1,510.6	$6,940.2	$(8,048.2)	$5,973.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18.9	$18.9	$18.3	$42.7	$(81.9)	$16.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(18.9)	(29.9)	(13.9)	(18.9)	81.6	—
Depreciation and amortization	—	—	12.1	54.9	—	67.0
Deferred financing costs amortization	—	0.7	0.3	1.6	—	2.6
Loss on early extinguishment/modification of debt	—	—	—	17.6	—	17.6
Foreign exchange loss on financing activities, net	—	13.3	0.2	1.8	—	15.3
Fair value adjustment of derivatives	—	—	—	(0.9)	—	(0.9)
Bad debt provision	—	—	(0.1)	0.1	—	—
Stock-based compensation	—	—	1.9	1.4	—	3.3
Deferred income taxes	—	(3.7)	(0.2)	1.6	(0.2)	(2.5)
Asset write-downs and other	—	—	—	0.1	—	0.1
Excess tax benefits from stock-based payment arrangements	—	—	—	(1.4)	—	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(12.5)	(79.0)	—	(91.5)
Inventories	—	—	(11.3)	1.7	0.5	(9.1)
Prepaid expenses and other assets	—	(0.1)	1.1	(11.2)	—	(10.2)
Accounts payable	—	—	(2.7)	11.2	—	8.5
Income taxes payable	—	(4.2)	3.9	(1.9)	—	(2.2)
Accrued expenses and other liabilities	—	13.3	1.6	20.4	—	35.3
Intercompany operating activities, net	115.8	(130.3)	174.3	(17.8)	(142.0)	—
Net cash provided by (used in) operating activities	115.8	(122.0)	173.0	24.0	(142.0)	48.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(9.7)	(57.9)	—	(67.6)
Intercompany investing related activity	—	—	—	—	—	—
Proceeds on sale of assets	—	—	0.1	0.1	—	0.2
Net cash used in investing activities	—	—	(9.6)	(57.8)	—	(67.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	4.7	—	—	—	—	4.7
Excess tax benefits from stock-based payment arrangements	—	—	—	1.4	—	1.4
Payments of long-term debt	—	(13.1)	—	(513.6)	—	(526.7)
Proceeds from long-term debt	—	—	—	6.5	—	6.5
Fees related to early extinguishment/modification of debt	—	—	—	(0.6)	—	(0.6)
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)	—	(130.3)
Distributions to noncontrolling shareholders	—	—	—	(0.1)	—	(0.1)
Dividend distributions to shareholders	(31.1)	—	—	—	—	(31.1)
Share repurchases	(89.4)	—	—	—	—	(89.4)
Intercompany financing related activity	—	(417.8)	—	417.8	—	—
Net cash used in financing activities	(115.8)	(431.9)	—	(217.9)	—	(765.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	—	2.5	—	1.7
Net (decrease) increase in cash and cash equivalents	—	(554.7)	163.4	(249.2)	(142.0)	(782.5)
Cash and cash equivalents of continuing operations, beginning of period	—	665.3	299.3	1,258.1	(949.1)	1,273.6
Cash and cash equivalents of continuing operations, end of period	$—	$110.6	$462.7	$1,008.9	$(1,091.1)	$491.1

(a) Net of governments grants of $1.5 million.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75.8	$75.8	$20.3	$153.6	$(235.8)	$89.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(75.8)	(75.5)	(8.7)	(75.8)	235.8	—
Depreciation and amortization	—	—	13.0	52.8	—	65.8
Deferred financing costs amortization	—	0.1	0.2	1.0	—	1.3
Loss on early extinguishment/modification of debt	—	0.3	3.4	6.0	—	9.7
Foreign exchange loss on financing activities, net	—	—	0.2	0.8	—	1.0
Fair value adjustment of derivatives	—	—	—	0.4	—	0.4
Stock-based compensation	—	—	1.6	1.3	—	2.9
Deferred income taxes	—	0.5	(0.2)	4.8	—	5.1
Asset write-downs and other	—	—	1.1	10.3	—	11.4
Excess tax benefits from stock-based payment arrangements	—	—	—	(0.7)	—	(0.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(8.8)	(62.8)	—	(71.6)
Inventories	—	—	(11.9)	(82.0)	—	(93.9)
Prepaid expenses and other assets	—	(0.1)	(10.4)	7.5	—	(3.0)
Accounts payable	—	—	(2.1)	(2.1)	—	(4.2)
Income taxes payable	—	(0.3)	1.3	15.3	—	16.3
Accrued expenses and other liabilities	(0.1)	(6.9)	(17.0)	41.4	—	17.4
Intercompany operating activities, net	—	(3.8)	(0.8)	4.6	—	—
Net cash (used in) provided by operating activities of continuing operations	(0.1)	(9.9)	(18.8)	76.4	—	47.6
Net cash used in operating activities of discontinued operations	—	—	(1.9)	—	—	(1.9)
Net cash (used in) provided by operating activities	(0.1)	(9.9)	(20.7)	76.4	—	45.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(28.7)	(45.5)	—	(74.2)
Acquisitions	—	—	—	(0.2)	—	(0.2)
Proceeds on sale of assets	—	—	—	1.3	—	1.3
Net cash used in investing activities	—	—	(28.7)	(44.4)	—	(73.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	4.5	—	—	—	—	4.5
Excess tax benefits from stock-based payment arrangements	—	—	—	0.7	—	0.7
Payments of long-term debt	—	(538.4)	—	(1.3)	—	(539.7)
Proceeds from long-term debt	—	350.0	—	5.1	—	355.1
Deferred financing costs	—	(7.7)	—	—	—	(7.7)
Fees related to early extinguishment/modification of debt	—	(6.7)	—	—	—	(6.7)
Intercompany financing related activity	—	209.7	13.4	(223.1)	—	—
Net cash provided by (used in) financing activities	4.5	6.9	13.4	(218.6)	—	(193.8)
Effect of exchange rate changes on cash and cash equivalents	—	3.0	(0.2)	(5.2)	—	(2.4)
Net increase (decrease) in cash and cash equivalents	4.4	—	(36.2)	(191.8)	—	(223.6)
Cash and cash equivalents of continuing operations, beginning of period	42.7	—	30.1	248.7	—	321.5
Cash and cash equivalents of continuing operations, end of period	$47.1	$—	$(6.1)	$56.9	$—	$97.9

(a) Net of governments grants of $4.3 million.

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

The following table is a summary of our financial highlights:

	Three months ended
	March 31,
($ in millions, except per share amounts)	2013	2012
Net sales	$934.6	$909.5

Net income	18.9	75.8

Adjusted EBITDA	168.2	234.9

Adjusted EBITDA margin	18.0%	25.8%

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders	0.24	0.94

Results — First Quarter Review

Total net sales were up in the first quarter of 2013 compared to the same period in the prior year primarily due to higher volumes in Titanium Dioxide Pigments, driven in large part by the acquisition of certain assets of crenox GbmH in July 2012, as well as higher volumes of medical ceramic applications in our Advanced Ceramics segment. This was partially offset by decreased selling prices in Titanium Dioxide Pigments and lower North American oil and natural gas drilling volumes, lower coatings volumes, as well as lower construction volumes in Europe in our Performance Additives segment.

Adjusted EBITDA decreased in the first quarter of 2013 compared to the same period in the prior year primarily in Titanium Dioxide Pigments due to lower selling prices, lower production levels to reduce inventory resulting in lower fixed cost absorption, and higher raw material costs.

Net income and diluted earnings per share were lower in the first quarter of 2013 compared to the same period in the prior year primarily due to the reasons noted above.

This discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management’s Discussion and Analysis (“MD&A”) section and the risk factors section of our 2012 Annual Report on Form 10-K. You should read the following MD&A together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report.

Factors Which Affect Our Results of Operations

Our Markets

Because the businesses in our segments generally serve many unrelated end-use markets, we discuss the principal market conditions on a segment basis rather than a consolidated basis. The principal market conditions in our segments and regions in which we operate that impacted our results of operations during the periods presented and in future periods include the following:

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business,

the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2012, net sales were up primarily from increased selling prices, as well as higher volumes of lithium carbonate used in battery applications and lithium specialties, partially offset by a decline in lithium carbonate technical grade and potash volumes. In the first quarter of 2013, net sales were up primarily from higher selling prices. We expect net sales growth for the remainder of 2013 driven primarily by increased volumes, particularly for lithium carbonate, as well as higher selling prices.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries. In 2012, net sales were down slightly from lower volumes in Europe across most markets, partially offset by higher selling prices and increased volumes in the U.S. and Asia. In the first quarter of 2013, net sales were down primarily from lower volumes in Europe, partially offset by higher selling prices in Europe and the U.S. We expect net sales growth for the remainder of 2013 primarily from increased volumes across most markets, as well as higher selling prices.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. In 2012 and the first quarter of 2013, North American construction volumes were flat. European construction volumes were down in 2012 and the first quarter of 2013. Volumes of coatings and specialties products were down in 2012 and the first quarter of 2013. We expect some net sales growth for the remainder of 2013 primarily from higher selling prices, as well as some volume growth in certain markets.  A strengthening of the U.S. housing market could have a favorable impact on 2013 results.

•                  Demand for our wood protection products is generally driven by both repair and remodeling, as well as new construction. In 2012, net sales were up primarily from higher selling prices. In the first quarter of 2013, net sales were down from lower volumes of alkaline copper quaternary (“ACQ”) products. In 2013, a shift in the mix of products from ACQ to copper azole and Ecolife is expected to have a favorable impact on results.

•                  In the Clay-based Additives business, net sales were down in 2012 and the first quarter of 2013 primarily from lower North American oil and natural gas drilling volumes, as well as  lower coatings and inks volumes. We expect modest net sales growth for the remainder of 2013 mainly from our specialty growth product lines primarily in our coatings and composites markets.

•                  In 2013, we announced we are considering all strategic options regarding our Performance Additives segment.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. In 2012, net sales were down as the negative impact of currency changes and lower volumes were partially offset by higher selling prices. In the first quarter of 2013, net sales were up as increased volumes driven in large part by the acquisition of certain assets of crenox GmbH offset lower selling prices. We expect this trend to continue for the remainder of 2013. Furthermore, we expect weak performance in the first half of the year with results improving in the second half should pricing stabilize and raw material costs decrease.

•                  Our functional additives sales were down in 2012 as lower volumes were partially offset by increased selling prices. In the first quarter of 2013, functional additives sales were up on higher selling prices. We expect net sales growth for the remainder of 2013 driven primarily by increased volumes.

•                  In July 2012, our Titanium Dioxide Pigments venture acquired certain business assets, primarily inventory and other production assets, of crenox GmbH, a German titanium dioxide producer.

•                  On February 15, 2013, we acquired Kemira’s 39% interest in the Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase).  The increase in ownership was accounted for as an equity transaction.  As a result, we own 100% of the Titanium Dioxide Pigments business.

•                  In 2013, we announced we are considering all strategic options available to us regarding our Titanium Dioxide Pigments business.

Advanced Ceramics

•                  Demand for our ceramic components for medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2012 and the first quarter of 2013 on higher volumes. We expect net sales growth of medical applications for the remainder of 2013 primarily driven by increased volumes in ceramic hip applications.

•                  In 2012 and the first quarter of 2013, sales volumes of electronic applications and cutting tools were down. Lower volumes of electronic applications were driven by a slowdown in the market for power electronic applications in the energy and semiconductor industries. For the remainder of 2013, we expect ceramic electronic applications to increase from organic growth. For the remainder of 2013, we expect net sales for cutting tools to be slightly lower due to a slowdown of worldwide automotive production.  In 2012, sales volumes of mechanical systems were down driven by lower demand for cartridges. In the first quarter of 2013, mechanical systems net sales were up on higher selling prices, as well as increased volumes.  For the remainder of 2013, we expect increased net sales for mechanical systems on higher selling prices.

•                  In 2013, we announced we are considering all strategic options available to us regarding our Advanced Ceramics segment.

Global Exposure

We operate a geographically diverse business, with 54% of our net sales in 2012 generated from shipments to customers in Europe, 24% to North America (predominantly the United States), 15% to Asia and 7% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information” in our 2012 Form 10-K.

We have sold to customers in more than 60 countries and currently serve our diverse and extensive customer base with 80 operating manufacturing facilities in more than 20 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three months ended March 31, 2013, the average exchange rate of the Euro against the U.S. dollar was slightly higher compared to the same period in 2012. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of March 31, 2013 which are denominated in Euros are converted at the March 31, 2013 exchange rate of €1.00 = $1.2819.  For the three months ended March 31, 2013 and 2012, the average rate of exchange of the Euro to the U.S. dollar is $1.3199 and $1.3121, respectively.

Raw Materials

Raw materials constituted approximately 49% of our 2012 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 6% of our cost of products sold in 2012. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2012, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. In the first quarter of 2013, raw material costs were up primarily in our Titanium Dioxide Pigments segment for slag and ilmenite. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2012 Annual Report on Form 10-K.

Energy Costs

In 2012, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs were up in 2012 and the first quarter of 2013.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2012 and in the first quarter of 2013.  Natural gas prices in North America were down in 2012 and in the first quarter of 2013.

Income Taxes

We recorded an income tax provision of $8.0 million on income from operations before taxes of $24.9 million in the three months ended March 31, 2013. The income tax provision was favorably impacted by a beneficial foreign earnings mix.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 2, “Segment Information,” for a discussion of other charges and credits recorded in the three months ended March 31, 2013 and 2012.

Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Annual Report on Form 10-K for a definition of Adjusted EBITDA, management’s uses of Adjusted EBITDA and its limitations.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Shareholders to Adjusted EBITDA for the three months ended March 31, 2013 and 2012 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 2, “Segment Information,” for segment information and a reconciliation from income (loss) before taxes to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2013	2012
Statement of operations data:
Net sales:
Lithium	$118.5	$114.7
Surface Treatment	184.5	188.6
Performance Additives	177.1	196.5
Titanium Dioxide Pigments	273.1	225.1
Advanced Ceramics	142.9	144.6
Corporate and other	38.5	40.0
Total net sales	934.6	909.5

Gross profit	273.8	342.8
	29.3%	37.7%
Selling, general and administrative expenses	180.0	177.1
	19.3%	19.5%
Restructuring and other severance costs	7.1	14.2
Operating income (loss):
Lithium	31.7	22.4
	26.8%	19.5%
Surface Treatment	28.2	30.9
	15.3%	16.4%
Performance Additives	20.6	21.6
	11.6%	11.0%
Titanium Dioxide Pigments	(9.8)	55.5
	-3.6%	24.7%
Advanced Ceramics	33.1	33.4
	23.2%	23.1%
Corporate and other	(17.1)	(12.3)
Total operating income	86.7	151.5
Other expenses, net:
Interest expense, net	(29.0)	(20.5)
Loss on early extinguishment/modification of debt	(17.6)	(9.7)
Foreign exchange loss on financing activities, net	(15.3)	(1.0)
Other, net	0.1	—
Other expenses, net	(61.8)	(31.2)
Income before taxes	24.9	120.3
Income tax provision	8.0	30.6
Net income	16.9	89.7
Net loss (income) attributable to noncontrolling interest	2.0	(13.9)
Net income attributable to Rockwood Holdings, Inc. shareholders	$18.9	$75.8
Adjusted EBITDA:
Lithium	$46.9	$44.4
	39.6%	38.7%
Surface Treatment	39.5	39.7
	21.4%	21.0%
Performance Additives	35.8	38.8
	20.2%	19.7%
Titanium Dioxide Pigments	8.6	75.6
	3.1%	33.6%
Advanced Ceramics	46.5	46.3
	32.5%	32.0%
Corporate and other	(9.1)	(9.9)
Total Adjusted EBITDA	$168.2	$234.9

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Overview

Net sales increased $25.1 million, or 2.8%, over the prior year primarily due to higher volumes of $71.3 million, particularly in our Titanium Dioxide Pigments segment related to the acquisition of certain assets of crenox GmbH in July 2012, partially offset by lower selling prices of $44.9 million. See further discussion by segment below.

Operating income decreased $64.8 million, or 42.8%, and Adjusted EBITDA decreased $66.7 million, or 28.4%, over the prior year primarily due to lower selling prices of $44.9 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $27.2 million and higher raw material costs of $16.6 million.  This was partially offset by the gross margin impact of higher sales volumes of $16.2 million.

Net income decreased $72.8 million, or 81.2%, over the prior year due to the reasons noted above.  In addition, we recorded a charge of $17.6 million in the first quarter of 2013 in connection with the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement and recorded a charge of $9.7 million in the first quarter of 2012 in connection with the redemption of our 2014 Notes. Also, foreign exchange losses were up $14.3 million over the prior year due to an increase in intercompany Euro-denominated loans put in place to fund the prepayment of the titanium dioxide pigments facility agreement. See further discussion below.

Net loss attributable to noncontrolling interest of $2.0 million was recorded in the first quarter of 2013 compared to net income attributable to noncontrolling interest of $13.9 million in the first quarter of 2012. The change from the prior year was primarily related to lower net income generated by our Titanium Dioxide Pigments venture and the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013. See further discussion below.

Net income attributable to Rockwood Holdings, Inc. shareholders decreased $56.9 million, or 75.1%, over the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $3.8 million, or 3.3%, over the prior year primarily on increased selling prices of $4.2 million in most product lines, as well as increased volumes of $0.6 million, partially offset by the negative impact of currency changes of $1.0 million.  Volumes were up slightly as higher volumes of potash were partially offset by lower volumes of battery products, and, to a lesser extent, butyllithium applications.

Surface Treatment. Net sales decreased $4.1 million, or 2.2%, over the prior year primarily from lower volumes of $6.4 million, particularly in Europe driven by general industrial, coil and cold forming applications, as well as the negative impact of currency changes of $1.2 million. This was partially offset by higher selling prices of $3.5 million in Europe and the U.S, as well as increased volumes of automotive OEM and aerospace applications.

Performance Additives.  Net sales decreased $19.4 million, or 9.9%, over the prior year primarily due to lower North American oil and natural gas drilling volumes, lower coatings volumes, as well as lower construction volumes in Europe.

Titanium Dioxide Pigments.  Net sales increased $48.0 million, or 21.3%, over the prior year primarily from higher volumes of $102.6 million, driven in large part by the acquisition of certain assets of crenox GmbH in July 2012. This was partially offset by lower selling prices of $56.4 million.

Advanced Ceramics.  Net sales decreased $1.7 million, or 1.2%, over the prior year primarily from lower volumes of $3.4 million, partially offset by increased selling prices of $1.0 million and the favorable impact of currency changes of $0.7 million. Volumes were down as lower volumes in most product applications were offset by higher volumes of medical ceramics.

Other. Net sales decreased $1.5 million, or 3.8%, over the prior year primarily due to lower volumes in our metal sulfides business.

Gross profit

Gross profit decreased $69.0 million, or 20.1%, over the prior year from lower selling prices of $44.9 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $27.2 million and higher raw material prices of $16.6 million primarily in our Titanium Dioxide Pigments segment. This was partially offset by the gross margin impact of higher sales volumes of $16.2 million. Gross profit as a percentage of net sales were 29.3% and 37.7% for the three months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses

SG&A expenses as a percentage of net sales were 19.3% and 19.5% for the three months ended March 31, 2013 and 2012, respectively.  SG&A expenses increased $2.9 million, or 1.6%, over the prior year.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $7.1 million for the three months ended March 31, 2013, primarily related to the closure of a lithium manufacturing facility in the U.S. and organizational changes in the Surface Treatment and Performance Additives segments.  Restructuring and other severance costs of $14.2 million recorded in the three months ended March 31, 2012 primarily relates to the write-off of a trade name of $10.3 million in the Lithium segment related to the reorganization of our former Specialty Chemicals segment.  See Note 13, “Restructuring And Other Severance Costs,” for further details.

Operating income

Lithium. Operating income increased $9.3 million, or 41.5%, over the prior year primarily due to lower restructuring and other severance costs of $7.4 million and higher selling prices of $4.2 million. This was partially offset by higher raw material costs of $1.0 million.

Surface Treatment. Operating income decreased $2.7 million, or 8.7%, over the prior year primarily due to the gross margin impact of lower volumes of $3.7 million, higher restructuring and other severance costs of $1.4 million and higher selling, general and administrative costs of $1.3 million, partially offset by higher selling prices of $3.5 million.

Performance Additives. Operating income decreased $1.0 million, or 4.6%, over the prior year primarily due to the gross margin impact of lower volumes of $8.7 million, partially offset by higher selling prices of $2.5 million, lower raw material and energy costs of $1.8 million and lower restructuring and other severance costs of $1.4 million.

Titanium Dioxide Pigments. Operating income decreased $65.3 million, or 117.7%, over the prior year primarily due to lower selling prices of $56.4 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $27.2 million and higher raw material and energy costs of $22.0 million. This was partially offset by the gross margin impact of higher volumes of $27.7 million and lower costs of $8.5 million, particularly for labor and maintenance.

Advanced Ceramics. Operating income decreased $0.3 million, or 0.9%, over the prior year primarily from higher selling, general and administrative costs of $1.4 million and higher raw material and energy costs $1.0 million.  This was partially offset by the gross margin impact of sales volumes of $1.2 million related to increased medical ceramic volumes and increased selling prices of $1.0 million.

Corporate. Operating loss increased $4.8 million, or 39%, over the prior year primarily from higher professional fees incurred in connection with exploring strategic options.

Other income (expenses)

Interest expense, net.  Interest expense, net increased $8.5 million, or 41.5%, compared to the prior year primarily due to the issuance of the 2020 Notes in September 2012.

Loss on early extinguishment/modification of debt.  For the three months ended March 31, 2013, we recorded a charge of $17.6 million related to the write off of deferred financing costs in connection with the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.  For the three months ended March 31, 2012, we recorded a charge of $9.7 million in connection with the redemption of our 2014 Notes in March 2012 (comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs).

Foreign exchange, net.  For the three months ended March 31, 2013, foreign exchange losses of $15.3 million were primarily reported in connection with intercompany Euro-denominated loans put in place to fund the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement. For the three months ended March 31, 2012, foreign exchange losses of $1.0 were reported in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax provision of $8.0 million on income before taxes of $24.9 million in the three months ended March 31, 2013 resulting in an effective tax rate of 32.1%. The effective tax rate of 32.1% is lower than the U.S. statutory rate of 35% primarily due to the beneficial foreign earnings mix of 12.6%, partially offset by a deferred tax asset write-off of 8.9%.

We recorded an income tax provision of $30.6 million on income before taxes of $120.3 million in the three months ended March 31, 2012 resulting in an effective tax rate of 25.4%. The effective tax rate of 25.4% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix of 6.4% and certain domestic income that was not tax effected due to a valuation allowance of 1.1%.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $2.5 million, or 5.6%, over the prior year primarily due to higher selling prices of $4.2 million, partially offset by higher raw material costs of $1.0 million.

Surface Treatment. Adjusted EBITDA decreased $0.2 million, or 0.5%, over the prior year primarily due to the gross margin impact of lower volumes of $3.7 million, partially offset by higher selling prices of $3.5 million.

Performance Additives. Adjusted EBITDA decreased $3.0 million, or 7.7%, over the prior year primarily due to the gross margin impact of lower volumes of $8.7 million, partially offset by higher selling prices of $2.5 million and lower raw material and energy costs of $1.8 million.

Titanium Dioxide Pigments. Adjusted EBITDA decreased $67.0 million, or 88.6%, over the prior year primarily due to lower selling prices of $56.4 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $27.2 million, and higher raw material and energy costs of $22.0 million. This was partially offset by the gross margin impact of higher volumes of $27.7 million and lower costs of $8.5 million, particularly for labor and maintenance.

Advanced Ceramics.  Adjusted EBITDA increased $0.2 million, or 0.4%, over the prior year primarily from the gross margin impact of sales volumes of $1.2 million related to increased medical ceramic volumes, increased selling prices of $1.0 million, as well as the favorable impact of currency changes of $0.3 million. This was partially offset by higher selling, general and administrative costs of $1.4 million and higher raw material and energy costs of $1.0 million.

Corporate. Adjusted loss before interest, taxes, depreciation and amortization decreased $0.8 million, or 8.1%, over the prior year primarily from lower variable compensation costs.

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

	Three months ended
	March 31,
($ in millions)	2013	2012
Net income attributable to Rockwood Holdings, Inc. shareholders	$18.9	$75.8
Net (loss) income attributable to noncontrolling interest	(2.0)	13.9
Net income	16.9	89.7
Income tax provision	8.0	30.6
Income from continuing operations before taxes	24.9	120.3
Interest expense, net	29.0	20.5
Depreciation and amortization	67.0	65.8
Restructuring and other severance costs	7.1	14.2
Systems/organization establishment expenses	0.6	1.6
Acquisition and disposal costs	6.1	—
Loss on early extinguishment/modification of debt	17.6	9.7
Foreign exchange loss on financing activities, net	15.3	1.0
Other	0.6	1.8
Total Adjusted EBITDA	$168.2	$234.9

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $48.8 million and $45.7 million for the three months ended March 31, 2013 and 2012, respectively. This increase was primarily due to lower working capital usage related to lower inventory levels in our Titanium Dioxide Pigments segment resulting from working capital initiatives. This was partially offset by lower net income.

Investing Activities.  Net cash used in investing activities was $67.4 million and $73.1 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily due to lower capital expenditures.

Financing Activities.  Net cash used in financing activities was $765.6 million and $193.8 million for the three months ended March 31, 2013 and 2012, respectively. In the three months ended March 31, 2013, we prepaid all of our outstanding borrowings under our Titanium Dioxide Pigments facility agreement. The aggregate amount prepaid was €394.5 million ($512.4 million), consisting of €190.0 million ($246.8 million) of term loan A, €200.0 million ($259.8 million) of term loan B and a €4.5 million ($5.8 million) revolving credit facility. In addition, in the three months ended March 31, 2013, we acquired the remaining 39% interest in the Titanium Dioxide Pigments venture from Kemira for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase), repurchased Rockwood common shares in the aggregate amount of $89.4 million and paid dividends to shareholders of $31.1 million. In the three months ended March 31, 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes (€250.1 million and $200.0 million, or $534.1 million in the aggregate based on the exchange rate in effect on the date of payment) in March 2012 and paid applicable redemption premiums of $6.7 million.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments, share repurchases and acquisitions. Our debt service requirements in future years are significant. In 2013 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K.

In June 2012, our board of directors initiated a quarterly cash dividend program of $0.35 per share. In February 2013, we announced that our board of directors has increased the quarterly cash dividend to $0.40 per share. In addition, in January 2013, we announced that our board of directors has authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million. We began to repurchase these shares in February 2013 and purchased an aggregate amount of $89.4 million in the three months ended March 31, 2013.  See Part II — Other Information — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for a summary of share repurchases in the first quarter of 2013.  See Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock” in our 2012 Annual Report on Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States. We have entered into long-term funding arrangements related to the Dynamit Nobel Pensionskasse multiemployer pension plan located in Germany and our defined benefit pension plans located in the U.K. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” of our 2012 Annual Report on Form 10-K for further details. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations.

Our overall unfunded position in our defined benefit plans as of March 31, 2013 is $568.6 million and the funded status of our plans is 31%. However, 75% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $142.6 million and the funded status is 63%. The funding of our pension plans was in compliance with local requirements as of March 31, 2013. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.  Such cash outflows were less than pension expense in 2012 and the first three months of 2013, and are expected to remain so for the remainder of the year.  As of March 31, 2013, we have an outstanding bank guarantee of €25.5 million ($32.7 million) related to a Titanium Dioxide Pigments defined benefit pension obligation in Finland.

As of March 31, 2013, we had cash and cash equivalents of $491.1 million of which $366.0 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $4.5 million. Based on our cash reserves, domestic cash flows from operations and our other sources of liquidity, including the availability under our revolving credit facility, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our term debt, pay dividends, repurchase shares or fund bolt-on acquisitions.

As of March 31, 2013, we had actual total indebtedness of $2,222.0 million, consisting primarily of the 2020 Notes ($1,250.0 million) and the term loans under our senior secured credit facility ($911.0 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2012 Annual Report on Form 10-K for a detailed discussion of these borrowings.

Senior secured credit facilities. As of March 31, 2013, the senior secured credit agreement consists of term loan A in an aggregate principal amount of $323.7 million maturing in February 2017, term loan B in an aggregate principal amount of $587.3 million maturing in February 2018 and a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing in February 2016.  As of March 31, 2013, the availability under our revolving credit facility is $155.1 million, net of outstanding letters of credit of $24.9 million.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended March 31, 2013, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.02 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended March 31, 2013, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 8.87 to 1.

We were in compliance with the above covenants as of March 31, 2013.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

2020 Notes. As of March 31, 2013, the outstanding amount of the 2020 Notes was $1.25 billion. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, up to an amount not to exceed the greater of: i) $2,250.0 million and ii) an amount such that the net secured leverage ratio shall not exceed 2.50 to 1.00 and prohibits us from making certain restricted payments subject to satisfying a fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein) to fixed charges (as defined therein), which for the most recently ended four fiscal quarters is to be at least 2.00 to 1. For the four-fiscal quarter period ended March 31, 2013, the fixed charge coverage ratio equaled 8.87 to 1.

Titanium Dioxide Pigments term loans, revolving credit facility and other debt. In March 2013, the Company prepaid all of its outstanding borrowings under its Titanium Dioxide Pigments facility agreement.  The aggregate amount repaid was €394.5 million ($512.4 million), consisting of €190.0 million ($246.8 million) of term loan A, €200.0 million ($259.8 million) of term loan B and a €4.5 million ($5.8 million) revolving credit facility. The interest rate on term loan A and the revolving credit facility was Euribor plus 3.75% and the interest rate on term loan B was Euribor plus 4.00%. The U.S. dollar amounts above were all based on the exchange rate in effect on the date of payment.

As of March 31, 2013, the weighted average interest rate for the Company is 4.10%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Three months ended
	March 31,
($ in millions)	2013	2012
Net cash provided by operating activities from continuing operations	$48.8	$47.6
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	67.2	125.5
Current portion of income tax provision	10.5	25.5
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	27.3	18.8
Restructuring and other severance costs	7.1	14.2
Systems/organization establishment expenses	0.6	1.6
Acquisition and disposal costs	6.1	—
Other	0.6	1.7
Total Adjusted EBITDA from continuing operations	$168.2	$234.9

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in our 2012 Annual Report on Form 10-K.  As noted above, in March 2013, the Company repaid all of its outstanding borrowings under its Titanium Dioxide Pigments facility agreement, in the aggregate amount of €394.5 million ($512.4 million).

Capital Expenditures

Rockwood’s capital expenditures for the three months ended March 31, 2013 includes replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the three months ended March 31, 2013, capital expenditures, net of government grants received, were $67.6 million and included the expansion of our production capacity for lithium compounds in Chile. For the three months ended March 31, 2012, our capital expenditures, net of government grants received, were $74.2 million.

Capital expenditures for the remainder of 2013 are expected to increase, primarily in our Lithium segment due to the ongoing expansion of our lithium carbonate capacity, particularly in Chile, and for a new iron oxide plant in our Color Pigments and Services business in Augusta, Georgia.

Capital expenditures for each of our reporting segments are provided in the following table:

	Three months ended
	March 31,
($ in millions)	2013	2012
Lithium	$34.5	$25.4
Surface Treatment	4.4	9.8
Performance Additives	6.2	10.7
Titanium Dioxide Pigments	13.3	16.5
Advanced Ceramics	8.8	9.4
Corporate and other	0.4	2.4
Total	$67.6	$74.2

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

Recent Accounting Standards

See Item 1. Financial Statements (Unaudited) - Note 1, “Basis of Presentation and New Accounting Standards,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2013, the Company had approximately $32.2 million of letters of credit and other bank guarantees, of which $30.2 million will expire in 2013 through 2017. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $24.9 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

Commitments and Contingencies

See Item 1. Financial Statements (Unaudited) - Note 15, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

In our 2012 Annual Report on Form 10-K, our significant accounting policies are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in our 2012 Annual Report on Form 10-K. There have been no significant changes to these market risks as of March 31, 2013.

As discussed in See Item 1. Financial Statements (Unaudited) — Note 4, “Financial Instruments and Fair Value Measurements,” in connection with the repayment of all borrowings under the Titanium Dioxide Pigments facility agreement in March 2013 in the aggregate amount of €394.5 million ($512.4 million), interest rate swaps with a notional amount of €400 million ($519.6 million based on the exchange rate in effect on the date of payment) were terminated resulting in a payment of 3.0 million ($3.9 million based on the exchange rate in effect on the date of the payment).

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2012 Annual Report on Form 10-K.

Inspector General Subpeona

In March 2013, Osmose filed an amended complaint.  The Company cannot estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material effect on our financial condition, results of operations or cash flows. However, we cannot predict the outcome of any such actions or the potential for such future actions, and cannot predict whether the resolution of such actions could have a material effect on our financial condition, results of operations or cash flows in any quarterly or annual reporting period. See Note 15, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2012 Annual Report on Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in our 2012 Annual Report on Form 10-K. There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2013:

			Tota Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average Price	As Part of Publicly	of Shares That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
	Purchased (a)	Share	or Programs (a)	or Programs ($ in millions)
January 1, 2013 - January 31, 2013	—	$—	—	$400.0
February 1, 2013 - February 28, 2013	1,111,027	60.70	1,111,027	332.6
March 1, 2013 - March 31, 2013	342,504	64.10	342,504	310.6
	1,453,531		1,453,531

(a)               In January 2013, we announced that our board of directors has authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million and began repurchasing these shares in February 2013.  The authorization does not have a set expiration date.

Rockwood’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. Under the senior secured credit agreement, RSGI’s, our 100% owned indirect subsidiary, ability to pay dividends to us is limited to $600 million, plus additional amounts subject to satisfying certain leverage ratios. Accordingly, our ability to obtain cash to pay dividends and repurchase our shares is generally subject to the same limitations.  In addition, the indenture governing the 2020 Notes limits the ability of RSGI to make payments to us for regularly cash quarterly dividends on our common stock to an amount not to exceed $0.45 per share, and limits our ability to repurchase shares of our common stock, subject to certain exceptions.

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
Date: May 1, 2013

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 1, 2013

Exhibit Index

Exhibit No.	Description of Exhibit
10.1*	Amendment to the 2009 Rockwood Holdings, Inc. Stock Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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