Form 10-Q
period 2013-06-30
Rockwood Holdings, Inc.
filed 2013-08-05
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 74,701,097 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$822.3	$762.8	$1,614.0	$1,527.7
Cost of products sold	621.2	505.2	1,203.0	990.1
Gross profit	201.1	257.6	411.0	537.6
Selling, general and administrative expenses	154.7	139.7	300.3	287.4
Restructuring and other severance costs	2.7	3.6	9.7	17.8
Asset write-downs and other	4.7	0.2	4.8	0.2
Operating income	39.0	114.1	96.2	232.2
Other expenses, net:
Interest expense, net	(23.4)	(15.0)	(52.5)	(35.4)
Loss on early extinguishment/modification of debt	—	(2.7)	(17.6)	(12.4)
Foreign exchange gain (loss) on financing activities, net	4.3	(6.4)	(10.9)	(8.0)
Other, net	—	0.1	—	0.1
Other expenses, net	(19.1)	(24.0)	(81.0)	(55.7)
Income from continuing operations before taxes	19.9	90.1	15.2	176.5
Income tax provision (benefit)	3.6	(117.1)	3.7	(94.9)
Income from continuing operations	16.3	207.2	11.5	271.4
Income from discontinued operations, net of tax	17.1	26.5	38.8	52.0
Net income	33.4	233.7	50.3	323.4
Net (income) loss attributable to noncontrolling interest	(1.1)	(8.8)	0.9	(22.7)
Net income attributable to Rockwood Holdings, Inc. shareholders	$32.3	$224.9	$51.2	$300.7

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$15.2	$198.4	$12.4	$248.7
Income from discontinued operations	17.1	26.5	38.8	52.0
Net income	$32.3	$224.9	$51.2	$300.7

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.20	$2.56	$0.16	$3.21
Earnings from discontinued operations	0.22	0.34	0.50	0.67
Basic earnings per share	$0.42	$2.90	$0.66	$3.88

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.19	$2.48	$0.16	$3.11
Earnings from discontinued operations	0.22	0.33	0.48	0.65
Diluted earnings per share	$0.41	$2.81	$0.64	$3.76

Dividends declared per share of common stock	$0.40	$0.35	$0.80	$0.35

Weighted average number of basic shares outstanding	77,089	77,600	77,806	77,492
Weighted average number of diluted shares outstanding	78,746	80,011	79,461	79,994

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$33.4	$233.7	$50.3	$323.4
Other comprehensive income (loss), net of tax:
Pension related adjustments	2.2	3.4	10.6	1.1
Foreign currency translation	1.4	(52.2)	(29.7)	(18.9)
Intercompany foreign currency loans	11.2	(39.4)	(10.8)	(16.9)
Foreign exchange contracts and other	0.1	(0.3)	—	(0.6)
Other comprehensive income (loss)	14.9	(88.5)	(29.9)	(35.3)
Comprehensive income	48.3	145.2	20.4	288.1
Comprehensive income attributable to noncontrolling interest	(1.1)	(0.1)	(0.4)	(18.4)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$47.2	$145.1	$20.0	$269.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$321.7	$1,273.6
Accounts receivable, net	512.7	409.9
Inventories	686.4	737.8
Deferred income taxes	9.4	9.2
Prepaid expenses and other current assets	90.1	82.4
Assets of discontinued operations	819.1	806.8
Total current assets	2,439.4	3,319.7
Property, plant and equipment, net	1,422.5	1,411.4
Goodwill	603.9	610.5
Other intangible assets, net	327.5	353.7
Deferred financing costs, net	29.8	51.7
Deferred income taxes	216.4	210.2
Other assets	68.0	57.2
Total assets	$5,107.5	$6,014.4
LIABILITIES
Current liabilities:
Accounts payable	$229.7	$209.3
Income taxes payable	2.1	33.0
Accrued compensation	87.3	89.3
Accrued expenses and other current liabilities	141.3	136.3
Deferred income taxes	4.1	3.4
Long-term debt, current portion	42.8	553.1
Liabilities of discontinued operations	221.0	203.8
Total current liabilities	728.3	1,228.2
Long-term debt	2,177.9	2,197.1
Pension and related liabilities	486.2	497.1
Deferred income taxes	55.5	50.8
Other liabilities	113.7	119.0
Total liabilities	3,561.6	4,092.2
Commitments and Contingencies - See Note 16
Restricted stock units	20.2	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 79,247 shares issued and 75,742 shares outstanding at June 30, 2013; 400,000 shares authorized, 78,560 shares issued and 78,466 shares outstanding at December 31, 2012)	0.8	0.8
Paid-in capital	1,243.7	1,243.1
Accumulated other comprehensive loss	(73.1)	(14.3)
Retained earnings	416.5	428.4
Treasury stock, at cost (3,505 shares and 94 shares, respectively)	(217.8)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,370.1	1,656.6
Noncontrolling interest	155.6	253.1
Total equity	1,525.7	1,909.7
Total liabilities and equity	$5,107.5	$6,014.4

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50.3	$323.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(38.8)	(52.0)
Depreciation and amortization	108.3	105.5
Deferred financing costs amortization	3.9	2.9
Loss on early extinguishment/modification of debt	17.6	12.4
Foreign exchange loss on financing activities, net	10.9	8.0
Fair value adjustment of derivatives	(0.9)	0.2
Bad debt provision	0.3	0.1
Stock-based compensation	6.6	5.8
Deferred income taxes	(4.5)	(133.1)
Asset write-downs and other	4.8	11.7
Excess tax benefits from stock-based payment arrangements	(2.4)	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(113.8)	(71.0)
Inventories	38.8	(97.9)
Prepaid expenses and other assets	(23.0)	(0.2)
Accounts payable	32.4	(9.8)
Income taxes payable	(35.6)	23.6
Accrued expenses and other liabilities	11.4	(44.3)
Net cash provided by operating activities of continuing operations	66.3	83.9
Net cash provided by operating activities of discontinued operations	67.9	62.7
Net cash provided by operating activities	134.2	146.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net (a)	(123.5)	(126.2)
Acquisitions	(3.6)	(0.8)
Proceeds on sale of assets	0.4	0.4
Net cash used in investing activities of continuing operations	(126.7)	(126.6)
Net cash used in investing activities of discontinued operations	(29.0)	(16.5)
Net cash used in investing activities	(155.7)	(143.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	5.2	6.0
Excess tax benefits from stock-based payment arrangements	2.4	1.4
Payments of long-term debt	(527.1)	(663.7)
Proceeds from long term debt	6.6	737.2
Deferred financing costs	—	(27.6)
Fees related to early extinguishment/modification of debt	(0.6)	(8.8)
Purchase of noncontrolling interest	(130.3)	—
Distributions to noncontrolling shareholders	(2.1)	(41.3)
Dividend distributions to shareholders	(61.9)	—
Share repurchases	(216.4)	—
Net cash (used in) provided by financing activities of continuing operations	(924.2)	3.2
Net cash used in financing activities of discontinued operations	(0.6)	(0.8)
Net cash (used in) provided by financing activities	(924.8)	2.4
Effect of exchange rate changes on cash and cash equivalents	(5.6)	16.0
Net (decrease) increase in cash and cash equivalents	(951.9)	21.9
Cash and cash equivalents, beginning of period	1,273.6	321.5
Cash and cash equivalents, end of period	$321.7	$343.4

Supplemental disclosures of cash flow information:
Interest paid	$54.6	$38.1
Income taxes paid, net of refunds	43.8	28.2
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	12.8	12.7

(a) Net of government grants of $1.5 million and $7.6 million for the six months ended June 30, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
				Accumulated
				Other
		Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	(Loss) Income	Earnings	Stock	Interest
Balance, January 1, 2013	$1,909.7	$0.8	$1,243.1	$(14.3)	$428.4	$(1.4)	$253.1
Issuance of common stock	5.2	—	5.2	—	—	—	—
Deferred compensation	1.1	—	1.1	—	—	—	—
Share repurchases	(216.4)	—	—	—	—	(216.4)	—
Dividend paid to shareholders ($0.80 per share)	(61.9)	—	1.2	—	(63.1)	—	—
Distributions to noncontrolling shareholders	(2.1)	—	—	—	—	—	(2.1)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive (loss) income, net of tax	(29.9)	—	—	(31.2)	—	—	1.3
Net income	50.3	—	—	—	51.2	—	(0.9)
Balance, June 30, 2013	$1,525.7	$0.8	$1,243.7	$(73.1)	$416.5	$(217.8)	$155.6

Balance, January 1, 2012	$1,658.4	$0.8	$1,222.2	$10.1	$128.5	$(1.4)	$298.2
Issuance of common stock	6.0	—	6.0	—	—	—	—
Deferred compensation	1.5	—	1.5	—	—	—	—
Dividend declared to shareholders ($0.35 per share)	(27.2)	—	0.8	—	(28.0)	—	—
Distributions declared to noncontrolling shareholders	(2.2)	—	—	—	—	—	(2.2)
Distributions to noncontrolling shareholders	(41.3)	—	—	—	—	—	(41.3)
Other comprehensive loss, net of tax	(35.3)	—	—	(31.0)	—	—	(4.3)
Net income	323.4	—	—	—	300.7	—	22.7
Balance, June 30, 2012	$1,883.3	$0.8	$1,230.5	$(20.9)	$401.2	$(1.4)	$273.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and cash flows and equity for the three and six months ended June 30, 2013 and 2012. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

On June 14, 2013, the Company entered into a definitive agreement to sell CeramTec, its Advanced Ceramics business for €1.49 billion (approximately $1.9 billion), subject to customary adjustments. This transaction is expected to close in the third quarter of 2013, following receipt of certain regulatory approvals. As of June 30, 2013, this business met the criteria for being reported as a discontinued operation. As a result, the Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” for further details.

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

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the June 30, 2013 exchange rate of €1.00 = $1.3010. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the average rate of exchange of the Euro to the U.S. dollar is $1.31 and $1.28, respectively, and $1.31 and $1.30, respectively.

Recently Issued Accounting Standards:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that addressed the reporting of amounts reclassified out of accumulated other comprehensive income, as well as changes within accumulated other comprehensive income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income, but will require companies to present the effects of the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. This ASU was effective for the Company beginning with its Form 10-Q for the quarterly period ended March 31, 2013. The required disclosures from this ASU are included in Note 15, “Accumulated Other Comprehensive Income.”

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

In July 2013, the FASB issued an ASU that eliminates diversity in practice for presentation of a unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryfoward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. Under this ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryfoward except when: an NOL carryforward, a similar tax loss, or a tax credit carryfoward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and the entity does not intend to use the deferred tax asset for this purpose. This ASU is effective for the Company in its first quarter beginning January 1, 2014 and is not expected to have a material impact on the Company’s financial statements.

2.  DISCONTINUED OPERATIONS:

On June 14, 2013, the Company entered into a definitive agreement to sell CeramTec, its Advanced Ceramics business for €1.49 billion gross proceeds (approximately $1.9 billion), subject to customary adjustments. This transaction is expected to close in the third quarter of 2013, following receipt of certain regulatory approvals. As of June 30, 2013, this business met the criteria for being reported as a discontinued operation.

Operating results of the discontinued operations of the Advanced Ceramics segment included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Net sales	$150.0	$142.8	$292.9	$287.4
Cost of products sold	83.8	80.1	162.8	161.9
Gross profit	66.2	62.7	130.1	125.5
Selling, general and administrative expenses	41.1	27.7	75.5	57.1
Operating income	25.1	35.0	54.6	68.4
Other (expenses) income	(0.4)	(0.2)	(0.3)	0.3
Income before taxes	24.7	34.8	54.3	68.7
Income tax provision	7.6	8.3	15.5	16.7
Net income	$17.1	$26.5	$38.8	$52.0

The carrying value of the assets and liabilities of the Advanced Ceramics segment included as discontinued operations in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
($ in millions)	2013	2012
ASSETS
Accounts receivable, net	$76.9	$64.4
Inventories	92.1	85.1
Property, plant and equipment, net	308.4	304.0
Goodwill	250.6	254.3
Other intangible assets, net	83.4	92.1
Other assets	7.7	6.9
Total assets	$819.1	$806.8
LIABILITIES
Accounts payable and other current liabilities	$70.4	$57.8
Pension and related liabilities	78.6	79.5
Other liabilities	72.0	66.5
Total liabilities	$221.0	$203.8

3.  SEGMENT INFORMATION:

Rockwood operates in four reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The four segments are: (1) Lithium; (2) Surface Treatment; (3) Performance Additives, which consists of Color Pigments and Services, Timber Treatment Chemicals and Clay-based Additives; and (4) Titanium Dioxide Pigments.

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

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Net Sales:
Lithium	$125.7	$124.6	$244.2	$239.3
Surface Treatment	191.2	183.8	375.7	372.4
Performance Additives	192.9	205.5	370.0	402.0
Titanium Dioxide Pigments	275.8	211.7	548.9	436.8
Corporate and other	36.7	37.2	75.2	77.2
Total (a)	$822.3	$762.8	$1,614.0	$1,527.7

(a)               This amount does not include $150.0 million and $142.8 million for the three months ended June 30, 2013 and 2012, respectively, and $292.9 million and $287.4 million for the six months ended June 30, 2013 and 2012, respectively, of net sales from the Advanced Ceramics segment which has been reported as discontinued operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Adjusted EBITDA:
Lithium	$49.0	$48.1	$95.9	$92.5
Surface Treatment	43.4	39.0	82.9	78.7
Performance Additives	39.3	38.3	75.1	77.1
Titanium Dioxide Pigments	(9.5)	54.8	(0.9)	130.4
Corporate and other	(6.1)	(6.8)	(15.2)	(16.7)
Total (a)	$116.1	$173.4	$237.8	$362.0

(a)               This amount does not include $49.6 million and $47.7 million for the three months ended June 30, 2013 and 2012, respectively, and $96.1 million and $94.0 million for the six months ended June 30, 2013 and 2012, respectively, of Adjusted EBITDA from the Advanced Ceramics segment which has been reported as discontinued operations.

	Identifiable Assets as of
	June 30,	December 31,
($ in millions)	2013	2012
Lithium	$1,282.2	$1,258.1
Surface Treatment	995.7	978.2
Performance Additives	685.6	676.3
Titanium Dioxide Pigments	1,115.3	1,168.5
Corporate and other (a)	645.8	1,578.1
Eliminations (b)	(436.2)	(451.6)
Total (c)	$4,288.4	$5,207.6

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

(c)                Amounts do not include $819.1 million and $806.8 million of identifiable assets at June 30, 2013 and December 31, 2012, respectively, from the Advanced Ceramics segment which has been reported as discontinued operations. Total identifiable assets including these amounts were $5,107.5 million and $6,014.4 million as of June 30, 2013 and December 31, 2012, respectively.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2012 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) before taxes to Adjusted EBITDA are described more fully below:

				Titanium
		Surface	Performance	Dioxide	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	and other	Consolidated
Three months ended June 30, 2013
Income (loss) from continuing operations before taxes	$29.2	$30.2	$21.7	$(28.4)	$(32.8)	$19.9
Interest expense, net	0.7	2.9	1.3	0.4	18.1	23.4
Depreciation and amortization	11.8	7.6	14.5	18.1	2.4	54.4
Restructuring and other severance costs (a)	0.5	1.2	0.9	0.1	—	2.7
Systems/organization establishment expenses (b)	0.4	0.1	—	0.2	—	0.7
Acquisition and disposal costs (c)	—	0.8	0.2	0.1	12.4	13.5
Asset write-downs and other (d)	4.7	—	—	—	—	4.7
Foreign exchange loss (gain) on financing activities, net	1.7	0.6	0.3	—	(6.9)	(4.3)
Other	—	—	0.4	—	0.7	1.1
Total Adjusted EBITDA from continuing operations	$49.0	$43.4	$39.3	$(9.5)	$(6.1)	$116.1
Three months ended June 30, 2012
Income (loss) from continuing operations before taxes	$36.4	$23.7	$20.0	$29.6	$(19.6)	$90.1
Interest expense, net	0.9	3.6	1.8	3.6	5.1	15.0
Depreciation and amortization	10.8	7.9	14.7	17.0	2.1	52.5
Restructuring and other severance costs (a)	0.8	1.2	1.6	—	—	3.6
Systems/organization establishment expenses (b)	0.3	—	0.1	—	—	0.4
Acquisition and disposal costs (c)	—	0.1	—	1.7	0.2	2.0
Loss on early extinguishment/modification of debt (e)	—	—	—	2.7	—	2.7
Asset write-downs and other	—	0.1	0.1	—	—	0.2
Foreign exchange (gain) loss on financing activities, net	(1.2)	2.1	(0.1)	—	5.6	6.4
Other	0.1	0.3	0.1	0.2	(0.2)	0.5
Total Adjusted EBITDA from continuing operations	$48.1	$39.0	$38.3	$54.8	$(6.8)	$173.4
Six months ended June 30, 2013
Income (loss) from continuing operations before taxes	$59.6	$57.4	$40.8	$(61.7)	$(80.9)	$15.2
Interest expense, net	1.4	5.9	2.7	6.3	36.2	52.5
Depreciation and amortization	22.9	15.5	28.9	36.3	4.7	108.3
Restructuring and other severance costs (a)	4.4	3.4	1.5	0.4	—	9.7
Systems/organization establishment expenses (b)	0.5	0.7	—	0.1	—	1.3
Acquisition and disposal costs (c)	0.1	0.8	0.3	0.1	14.7	16.0
Loss on early extinguishment/modification of debt (e)	—	—	—	17.6	—	17.6
Asset write-downs and other (d)	4.7	—	0.1	—	—	4.8
Foreign exchange loss (gain) on financing activities, net	2.3	(1.3)	0.4	—	9.5	10.9
Other	—	0.5	0.4	—	0.6	1.5
Total Adjusted EBITDA from continuing operations	$95.9	$82.9	$75.1	$(0.9)	$(15.2)	$237.8
Six months ended June 30, 2012
Income (loss) from continuing operations before taxes	$52.4	$46.4	$38.5	$83.2	$(44.0)	$176.5
Interest expense, net	1.9	8.8	4.0	5.5	15.2	35.4
Depreciation and amortization	21.5	15.8	29.8	34.3	4.1	105.5
Restructuring and other severance costs (a)	12.1	2.0	3.6	—	0.1	17.8
Systems/organization establishment expenses (b)	0.3	—	0.2	1.5	—	2.0
Acquisition and disposal costs (c)	—	0.1	—	1.7	0.2	2.0
Loss on early extinguishment/modification of debt (e)	2.2	3.0	0.9	2.7	3.6	12.4
Asset write-downs and other	—	0.1	0.1	—	—	0.2
Foreign exchange loss (gain) on financing activities, net	2.0	2.1	(0.1)	—	4.0	8.0
Other (c)	0.1	0.4	0.1	1.5	0.1	2.2
Total Adjusted EBITDA from continuing operations	$92.5	$78.7	$77.1	$130.4	$(16.7)	$362.0

(a)	See Note 14, “Restructuring and Other Severance Costs,” for further details.

(b)	Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(c)	Primarily represents professional fees incurred in connection with exploring strategic options.

(d)	Primarily represents the write-off of assets related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

(e)

For the six months ended June 30, 2013, this represents the write-off of deferred financing costs of $17.6 million in connection with the prepayment of the Titanium Dioxide Pigments facility agreement in March 2013. For the three months ended June 30, 2012, the charge of $2.7 million is comprised of fees of $2.4 million and the write off of deferred financing costs of $0.3 million in connection with the refinancing and repayment of the titanium dioxide pigments term loans in June 2012. For the six months ended June 30, 2012, the charge of $12.4 million relates to redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes, and fees of $2.4 million and the write-off of deferred financing costs of $0.3 million in connection with the refinancing and repayment of the titanium dioxide pigments term loans.

4.  VARIABLE INTEREST ENTITIES:

See Item 8. Financial Statements and Supplementary Data — Note 4, “Variable Interest Entities,” in the Company’s 2012 Annual Report on Form 10-K for a detailed discussion of the Company’s evaluation of variable interest entities.

Viance LLC Joint Venture

At June 30, 2013 and December 31, 2012, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$5.6	$4.4
Other current assets	10.3	8.4
Total current assets	15.9	12.8
Other intangible assets, net	55.3	58.6
Other assets	2.3	2.3
Total assets	$73.5	$73.7

Total liabilities	$3.0	$5.3

Titanium Dioxide Pigments Venture

The Company formed a Titanium Dioxide Pigments venture with Kemira Oyj (“Kemira”) in September 2008 The Company previously owned 61% of the venture and consolidated it based on the “voting interest” model given its majority ownership and ability to control decision making. On February 15, 2013, the Company acquired Kemira’s 39% interest in the Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase). The increase in ownership was accounted for as an equity transaction. As a result, the Company owns 100% of the Titanium Dioxide Pigments business. In conjunction with this venture, there is a power plant that was previously determined to be a variable interest entity (“VIE”). Subsequent to the purchase of Kemira’s 39% interest, the power plant will continue to be a VIE. See Item 8. Financial Statements and Supplementary Data - Note 4, “Variable Interest Entities,” in the Company’s 2012 Annual Report on Form 10-K for further details of the power plant.

Other

As of June 30, 2013 and December 31, 2012, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, were $29.8 million and $25.6 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheets and represent Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of a change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the three and six months ended June 30, 2013 and 2012.

Interest Rate Swaps Not Designated as Hedging Instruments

In June 2012, the Company’s Titanium Dioxide Pigments venture entered into a new facility agreement (See Note 9, “Long-Term Debt”) which required the venture to convert 50% of the term loan balances from variable to fixed interest rates for a period of two years.  To comply with this requirement, the Titanium Dioxide Pigments venture entered into interest rate swaps (“New Swaps”) in July 2012 with an aggregate notional amount of €400.0 million. The New Swaps had a maturity date of September 2014. The Company had not applied hedge accounting for these interest rate swaps and had recorded the mark-to-market adjustment of these derivatives as a component of interest expense in its condensed consolidated statements of operations.

The Company had $911.0 million ($587.3 million of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of June 30, 2013. Including the effect of the interest rate swaps, the Company had $924.1 million ($587.3 million of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of December 31, 2012.

Prior to executing the new facility agreement, the Titanium Dioxide Pigments venture had entered into interest rate swaps to manage its exposure to changes in interest rates related to certain variable-rate debt. These contracts effectively converted all of the obligations under the Titanium Dioxide Pigments venture’s term loan facility to fixed rate obligations. In July 2012, these interest rate swaps were terminated and the fair market value of these swaps was transferred into the New Swaps. As a result of the repayment of all borrowings under the facility agreement in March 2013, the Titanium Dioxide Pigments venture terminated the New Swaps, resulting in a payment of €3.0 million ($3.9 million based on the exchange rate in effect on the date of the payment).  See Note 9, “Long-Term Debt,” for further details of the repayment of debt.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2013 and December 31, 2012:

		June 30, 2013		December 31, 2012
($ in millions)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$8.4	$—	$—	$—
Total derivatives designated as hedging instruments			$—		$—

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$662.9	$3.0
	Other liabilities		—		1.8
Total derivatives not designated as hedging instruments			$—		$4.8
Total derivatives			$—		$4.8

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of June 30, 2013 and December 31, 2012, based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of June 30, 2013 and December 31, 2012, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2013 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$0.1	$(0.4)	$—	$(0.3)

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$—	$—	$—	$(0.3)

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss)
	Three months ended June 30,		Six months ended June 30,		Recognized in Income on
($ in millions)	2013	2012	2013	2012	Derivatives
Derivatives Not Designated as Hedging
Instruments:
Interest rate swaps	$—	$0.2	$0.9	$(0.2)	Interest expense, net
Total derivatives	$—	$0.2	$0.9	$(0.2)

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of June 30, 2013 and December 31, 2012, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2012 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —                Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013			As of December 31, 2012
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$155.5	$155.5	$—	$1,110.1	$1,110.1	$—
Government securities	0.3	0.3	—	0.3	0.3	—
Marketable equity securities	—	—	—	2.2	2.2	—
Total assets at fair value	$155.8	$155.8	$—	$1,112.6	$1,112.6	$—

Liabilities
Interest rate swaps	$—	$—	$—	$4.8	$—	$4.8
Total liabilities at fair value	$—	$—	$—	$4.8	$—	$4.8

With regard to assets and liabilities required to be measured at fair value on a non-recurring basis, the Company wrote-off assets in the amount of $4.7 million in the three months ended June 30, 2013 related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility. These assets were written down to zero as it was determined there is no estimated recoverability as these assets will no longer be used. These write-downs are characterized as Level 3 in the fair value hierarchy and were recorded in “asset write-downs and other” in the condensed consolidated statements of operations.

Note Receivable

The Company has a non-interest bearing note receivable from its former titanium dioxide pigments venture partner that is due in August 2028 with a carrying value of $6.7 million and $6.5 million in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively. The fair value of the note receivable was approximately $13.9 million and $13.8 million at June 30, 2013 and December 31, 2012, respectively, and was categorized as Level 3 in the fair value hierarchy. The fair value was determined based on an internally developed valuation that uses current interest rates in developing a present value of the receivable.

Debt

The carrying value of the Company’s term loans under the senior secured credit facilities approximates fair value as they bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these term loans as Level 2 in the fair value hierarchy.

As of June 30, 2013 and December 31, 2012, the Company estimated the fair value of its unsecured Senior Notes due in 2020 (“2020 Notes”) was $1,261.7 million and $1,300.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,250.0 million at June 30, 2013 and December 31, 2012. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

6.  INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2013	2012
Raw materials	$225.1	$233.0
Work-in-process	83.7	82.1
Finished goods	370.0	415.7
Packaging materials	7.6	7.0
Total	$686.4	$737.8

7.  GOODWILL:

Below are goodwill balances and activity by segment:

				Titanium
		Surface	Performance	Dioxide	Corporate
($ in millions)	Lithium	Treatment	Additives	Pigments	and other	Total
Gross balance, December 31, 2012	$263.7	$342.1	$456.6	$247.7	$17.9	$1,328.0
Accumulated impairment	—	—	(456.6)	(247.7)	(13.2)	(717.5)
Net balance, December 31, 2012	263.7	342.1	—	—	4.7	610.5
Acquisitions	—	1.1	—	—	—	1.1
Foreign exchange	(3.5)	(4.1)	—	—	(0.1)	(7.7)
Net balance, June 30, 2013	260.2	339.1	—	—	4.6	603.9
Accumulated impairment	—	—	456.6	247.7	13.2	717.5
Gross balance, June 30, 2013	$260.2	$339.1	$456.6	$247.7	$17.8	$1,321.4

8.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of June 30, 2013			As of December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$263.8	$(143.8)	$120.0	$265.2	$(136.3)	$128.8
Trade names and trademarks	84.7	(35.0)	49.7	85.7	(33.3)	52.5
Customer relationships	271.6	(152.2)	119.4	272.9	(143.4)	129.6
Supply agreements	54.5	(28.4)	26.1	57.4	(28.8)	28.6
Other	46.8	(34.5)	12.3	47.8	(33.5)	14.2
Total	$721.4	$(393.9)	$327.5	$729.0	$(375.3)	$353.7

Amortization of other intangible assets was $13.7 million and $13.6 million in each of the three months ended June 30, 2013 and 2012, respectively, and $27.4 million and $27.3 million, respectively, for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2013	$54.4
2014	47.8
2015	41.8
2016	38.0
2017	36.8

9.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ and € in millions)	2013	2012
Senior secured credit facilities:
Term Loan A	$323.7	$336.9
Term Loan B	587.3	587.3
2020 Unsecured senior notes	1,250.0	1,250.0
Titanium Dioxide Pigments venture term loans	—	514.5
Capitalized lease obligations	31.0	32.8
Other loans	28.7	28.7
	2,220.7	2,750.2
Less current maturities	(42.8)	(553.1)
	$2,177.9	$2,197.1

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

10.  INCOME TAXES:

The effective tax rate on income from continuing operations was 18.1% and 24.3% for the three and six months ended June 30, 2013, respectively. The effective tax rate for both periods is lower than the U.S. statutory rate of 35% primarily due to the reversal of a U.S. tax reserve and earnings generated in foreign jurisdictions with lower statutory rates.

The effective tax rate on income from continuing operations was (130.0)% and (53.8)% for the three and six months ended June 30, 2012, respectively. Excluding the impact of the $139.0 million valuation allowance reversal, the effective tax rate on income from continuing operations was 24.3% and 25.0% for the three and six months ended June 30, 2012, respectively. The effective tax rate for each period is lower than the U.S. statutory rate of 35.0% primarily due to the favorable impact of certain current year domestic income that was not tax effected due to a valuation allowance reversal and a beneficial foreign earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance attributable to deferred tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2012	$30.5
U.S. valuation allowance - State	1.7
Foreign valuation allowance	0.5
Balance as of June 30, 2013	$32.7

Unrecognized tax benefits at June 30, 2013 were $32.3 million, all of which, if recognized, would impact the effective tax rate. The Company had accrued $9.7 million for interest and penalties as of June 30, 2013. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $3.6 million.

11. STOCK-BASED COMPENSATION:

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

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2013 and December 31, 2012 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans caused income from continuing operations before taxes to decrease by $3.3 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $6.6 million and $5.8 million for the six months ended June 30, 2013 and 2012, respectively. The total tax benefit recognized related to stock awards was $1.7 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $2.1 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2012 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

12.  PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Service cost	$2.3	$2.2	$5.3	$4.4
Interest cost	6.2	7.0	12.4	14.1
Expected return on assets	(3.5)	(3.7)	(7.0)	(7.5)
Amortization of actuarial losses	3.9	1.6	7.9	3.3
Amortization of prior service cost	0.2	0.2	0.4	0.4
Total pension cost	$9.1	$7.3	$19.0	$14.7

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $22.4 million during 2013, of which $12.1 million was contributed in the six months ended June 30, 2013.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $3.1 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $6.1 million and $6.4 million for the six months ended June 30, 2013 and 2012, respectively. The expense for the multi-employer plans was $1.1 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

13.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts; shares in thousands)	2013	2012	2013	2012
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$15.2	$198.4	$12.4	$248.7
Income from discontinued operations	17.1	26.5	38.8	52.0
Net income	$32.3	$224.9	$51.2	$300.7

EPS Denominator:
Basic weighted average number of common shares outstanding	77,089	77,600	77,806	77,492
Effect of dilutive stock options and other incentives	1,657	2,411	1,655	2,502
Diluted weighted average number of common shares outstanding and common stock equivalents	78,746	80,011	79,461	79,994

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.20	$2.56	$0.16	$3.21
Earnings from discontinued operations	0.22	0.34	0.50	0.67
Basic earnings per share	$0.42	$2.90	$0.66	$3.88

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.19	$2.48	$0.16	$3.11
Earnings from discontinued operations	0.22	0.33	0.48	0.65
Diluted earnings per share	$0.41	$2.81	$0.64	$3.76

For the three and six months ended June 30, 2013 and 2012, there were no outstanding shares that would have had an anti-dilutive effect.

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

The following table provides the restructuring and other severance costs for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Severance/Relocation	$1.3	$1.1	$2.6	$1.7
Facility/entity closure and other	0.8	1.4	5.2	2.7
Asset write-downs	—	0.2	—	11.5
Restructuring charge	2.1	2.7	7.8	15.9
Other severance costs	0.6	0.9	1.9	1.9
Total	$2.7	$3.6	$9.7	$17.8

For the three and six months ended June 30, 2013, the restructuring charges primarily relate to organizational changes in the Surface Treatment and Performance Additives segments, and the closure of a lithium manufacturing facility in the U.S.

All restructuring actions still in progress as of June 30, 2013 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the consolidation of the North American Surface Treatment and

Color Pigments and Services businesses. However, payouts of certain liabilities resulting from these actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2012	$9.5	$1.9	$11.4
Restructuring charge in 2013	2.6	5.2	7.8
Utilized	(4.9)	(3.4)	(8.3)
Foreign exchange and other	(0.4)	0.3	(0.1)
Liability balance, June 30, 2013	$6.8	$4.0	$10.8

The total charges for open restructuring actions and the future costs for those actions are summarized below:

		Surface	Performance
($ in millions)	Lithium	Treatment	Additives	Total
Severance/Relocation
Total charges	$4.6	$4.8	$4.0	$13.4
Incurred to date	(4.4)	(4.6)	(3.2)	(12.2)
Expected future costs	$0.2	$0.2	$0.8	$1.2
Facility/Entity Closure
Total charges (a)	$31.8	$7.4	$6.8	$46.0
Incurred to date (a)	(30.2)	(5.7)	(2.5)	(38.4)
Expected future costs	$1.6	$1.7	$4.3	$7.6

(a)                 Includes $10.3 million related to write-off of a trade name in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment into two reportable segments and a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S.

15.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive loss are as follows:

	Pension related	Foreign	Intercompany	Net	Total
	adjustments,	currency	foreign currency	investment hedge,	accumulated other
($ in millions)	net of tax	translation	loans	net of tax	comprehensive loss
Balance at December 31, 2012	$(146.0)	$204.2	$117.4	$(189.9)	$(14.3)
Other comprehensive loss before reclassifications	4.3	(31.0)	(10.8)	—	(37.5)
Amounts reclassified from accumulated other comprehensive loss to net income	6.3	—	—	—	6.3
Amounts reclassified from noncontrolling interest to accumulated other comprehensive loss (a)	(27.6)	—	—	—	(27.6)
Balance at June 30, 2013	$(163.0)	$173.2	$106.6	$(189.9)	$(73.1)

(a)               This represents the amount of accumulated other comprehensive loss reclassified as a result of the Company’s purchase of Kemira’s 39% interest in the Titanium Dioxide Pigment’s venture in February 2013.  See Note 4, “Variable Interest Entities,” for further details.

The amounts reclassified from accumulated other comprehensive loss into net income are as follows:

	Amount Reclassified from Accumulated
	Other Comprehensive Loss
Accumulated Other	Three months ended	Six months ended
Comprehensive Loss Components	June 30, 2013	June 30, 2013
Pension related adjustments:
Actuarial losses (a)	$(4.1)	$(8.3)
Prior service costs (a)	(0.2)	(0.4)
	(4.3)	(8.7)
Income tax provision	1.2	2.4
Total reclassifications for the period	$(3.1)	$(6.3)

(a)               These accumulated other comprehensive income components are included in the computation of net periodic pension costs that are recorded in costs of products sold and selling, general and administrative expenses in the condensed consolidated statements of operations. In addition, these accumulated other comprehensive income components include the effect of actuarial losses and prior service costs from discontinued operations.

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant in several lawsuits in Germany and the Netherlands, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. The court in the Dutch litigation concluded in March 2012 that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €1.2 million ($1.6 million) to €4.2 million ($5.5 million) as of June 30, 2013. However, the Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

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

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the fiscal court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of June 30, 2013 is from €0.0 million to €5.1 million ($6.6 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it will not intervene at this time and the court ordered the complaint to be unsealed. The complaint was served on the Company in November 2012 by Osmose, Inc. (“Osmose”), a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products. In March 2013, Osmose filed an amended complaint. In May 2013, the Company’s subsidiary filed a motion to dismiss the action. The Company cannot estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on its financial condition, results of operations or cash flows.

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $1.7 million and in the aggregate equal $2.7 million as of June 30, 2013. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of June 30, 2013, the Company has recorded a reserve of €4.9 million ($6.4 million) against its related receivable of €5.4 million ($7.0 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at June 30, 2013:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X		X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
France	Sens	X
Germany	Duisburg	X			X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Schwarzheide				X
	Stadeln	X	X
	Troisdorf	X	X	X
	Uerdingen	X
Italy	Turin	X
The Netherlands	Oss	X
United Kingdom	Birtley			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Harrisburg, NC	X		X
	Kings Mountain, NC				X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $52.2 million and $52.7 million for environmental liabilities as of June 30, 2013 and December 31, 2012, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets.

Included in the environmental liabilities are reclamation obligations of $22.9 million and $22.6 million as of June 30, 2013 and December 31, 2012, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($29.3 million and $30.1 million as of June 30, 2013 and December 31, 2012, respectively), represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of June 30, 2013 is from $29.3 million to $49.1 million. Of these accruals, $19.5 million and $19.7 million as of June 30, 2013 and December 31, 2012, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range.  For the six months ended June 30, 2013, the Company recorded charges of $1.5 million to increase its environmental liabilities and made payments of $1.0 million for reclamation and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2013, the recurring cost of managing hazardous substances for ongoing operations is $22.7 million.

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

17.      GUARANTOR FINANCIAL STATEMENTS:

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

The following tables present the Company’s consolidating statement of operations, comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012, and the Company’s consolidating balance sheet as of June 30, 2013 and December 31, 2012:

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$186.9	$690.9	$(55.5)	$822.3
Cost of products sold	—	—	133.9	542.4	(55.1)	621.2
Gross profit	—	—	53.0	148.5	(0.4)	201.1
Selling, general and administrative expenses	—	—	44.3	110.4	—	154.7
Restructuring and other severance costs	—	—	2.4	0.3	—	2.7
Asset write-downs and other	—	—	4.7	—	—	4.7
Operating income	—	—	1.6	37.8	(0.4)	39.0
Other income (expenses), net:
Intergroup interest, net	—	20.3	(3.1)	(17.2)	—	—
Interest expense, net	—	(22.6)	(0.4)	(0.4)	—	(23.4)
Intergroup other, net	—	—	8.7	(8.7)	—	—
Foreign exchange gain (loss) on financing activities, net	—	6.8	(0.1)	(2.4)	—	4.3
Other income (expenses), net	—	4.5	5.1	(28.7)	—	(19.1)
Income from continuing operations before taxes	—	4.5	6.7	9.1	(0.4)	19.9
Income tax provision (benefit)	—	2.7	7.7	(6.7)	(0.1)	3.6
Net income from continuing operations	—	1.8	(1.0)	15.8	(0.3)	16.3
Income from discontinued operations, net of tax	—	—	7.1	10.0	—	17.1
Equity in undistributed earnings of subsidiaries	32.3	30.5	19.4	32.3	(114.5)	—
Net income	32.3	32.3	25.5	58.1	(114.8)	33.4
Net income attributable to the noncontrolling interest	—	—	—	(1.1)	—	(1.1)
Net income attributable to Rockwood Holdings, Inc. shareholders	$32.3	$32.3	$25.5	$57.0	$(114.8)	$32.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$32.3	$32.3	$25.5	$58.1	$(114.8)	$33.4

Other comprehensive income (loss)	14.9	14.9	(0.9)	18.5	(32.5)	14.9

Comprehensive income	47.2	47.2	24.6	76.6	(147.3)	48.3
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$47.2	$47.2	$24.6	$75.5	$(147.3)	$47.2

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$356.2	$1,366.2	$(108.4)	$1,614.0
Cost of products sold	—	—	252.7	1,057.7	(107.4)	1,203.0
Gross profit	—	—	103.5	308.5	(1.0)	411.0
Selling, general and administrative expenses	—	0.4	87.5	212.4	—	300.3
Restructuring and other severance costs	—	—	7.7	2.0	—	9.7
Asset write-downs and other	—	—	4.7	0.1	—	4.8
Operating income	—	(0.4)	3.6	94.0	(1.0)	96.2
Other income (expenses), net:
Intergroup interest, net	—	37.8	(6.2)	(31.6)	—	—
Interest expense, net	—	(45.4)	(0.7)	(6.4)	—	(52.5)
Loss on early extinguishment/modification of debt	—	—	—	(17.6)	—	(17.6)
Intergroup other, net	—	—	19.4	(19.4)	—	—
Foreign exchange loss on financing activities, net	—	(6.4)	(0.3)	(4.2)	—	(10.9)
Other (expenses) income, net	—	(14.0)	12.2	(79.2)	—	(81.0)
(Loss) income from continuing operations before taxes	—	(14.4)	15.8	14.8	(1.0)	15.2
Income tax (benefit) provision	—	(5.2)	3.8	5.4	(0.3)	3.7
Net (loss) income from continuing operations	—	(9.2)	12.0	9.4	(0.7)	11.5
Income from discontinued operations, net of tax	—	—	(1.5)	40.3	—	38.8
Equity in undistributed earnings of subsidiaries	51.2	60.4	33.3	51.2	(196.1)	—
Net income	51.2	51.2	43.8	100.9	(196.8)	50.3
Net loss attributable to the noncontrolling interest	—	—	—	0.9	—	0.9
Net income attributable to Rockwood Holdings, Inc. shareholders	$51.2	$51.2	$43.8	$101.8	$(196.8)	$51.2

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$51.2	$51.2	$43.8	$100.9	$(196.8)	$50.3

Other comprehensive loss	(58.8)	(58.8)	(0.8)	(78.6)	167.1	(29.9)

Comprehensive (loss) income	(7.6)	(7.6)	43.0	22.3	(29.7)	20.4
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. shareholders	$(7.6)	$(7.6)	$43.0	$21.9	$(29.7)	$20.0

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$191.3	$629.1	$(57.6)	$762.8
Cost of products sold	—	—	138.2	424.6	(57.6)	505.2
Gross profit	—	—	53.1	204.5	—	257.6
Selling, general and administrative expenses	—	—	38.2	101.5	—	139.7
Restructuring and other severance costs	—	—	1.2	2.4	—	3.6
Asset write-downs and other	—	—	—	0.2	—	0.2
Operating income	—	—	13.7	100.4	—	114.1
Other income (expenses), net:
Intergroup interest, net	—	15.0	(3.1)	(11.9)	—	—
Interest expense, net	—	(9.9)	(0.2)	(4.9)	—	(15.0)
Loss on early extinguishment/modification of debt	—	—	—	(2.7)	—	(2.7)
Intergroup other, net	—	—	6.4	(6.4)	—	—
Foreign exchange loss on financing activities, net	—	(4.4)	(0.2)	(1.8)	—	(6.4)
Other, net	—	—	—	0.1	—	0.1
Other income (expenses), net	—	0.7	2.9	(27.6)	—	(24.0)
Income from continuing operations before taxes	—	0.7	16.6	72.8	—	90.1
Income tax (benefit) provision	—	(138.8)	0.7	21.0	—	(117.1)
Net income from continuing operations	—	139.5	15.9	51.8	—	207.2
Income from discontinued operations, net of tax	—	—	0.3	26.2	—	26.5
Equity in undistributed earnings of subsidiaries	224.9	85.4	19.8	224.9	(555.0)	—
Net income	224.9	224.9	36.0	302.9	(555.0)	233.7
Net income attributable to the noncontrolling interest	—	—	—	(8.8)	—	(8.8)
Net income attributable to Rockwood Holdings, Inc. shareholders	$224.9	$224.9	$36.0	$294.1	$(555.0)	224.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$224.9	$224.9	$36.0	$302.9	$(555.0)	$233.7

Other comprehensive income	(79.8)	(81.5)	(0.6)	(128.9)	202.3	(88.5)

Comprehensive income	145.1	143.4	35.4	174.0	(352.7)	145.2
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$145.1	$143.4	$35.4	$173.9	$(352.7)	$145.1

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$380.9	$1,265.9	$(119.1)	$1,527.7
Cost of products sold	—	—	273.4	835.8	(119.1)	990.1
Gross profit	—	—	107.5	430.1	—	537.6
Selling, general and administrative expenses	—	0.3	80.0	207.1	—	287.4
Restructuring and other severance costs	—	—	2.9	14.9	—	17.8
Asset write-downs and other	—	—	—	0.2	—	0.2
Operating (loss) income	—	(0.3)	24.6	207.9	—	232.2
Other income (expenses), net:
Intergroup interest, net	—	33.7	(7.1)	(26.6)	—	—
Interest expense, net	—	(27.5)	(0.2)	(7.7)	—	(35.4)
Loss on early extinguishment/modification of debt	—	(0.3)	(3.4)	(8.7)	—	(12.4)
Intergroup other, net	—	—	15.7	(15.7)	—	—
Foreign exchange loss on financing activities, net	—	(4.4)	(0.4)	(3.2)	—	(8.0)
Other, net	—	—	—	0.1	—	0.1
Other income (expenses), net	—	1.5	4.6	(61.8)	—	(55.7)
Income from continuing operations before taxes	—	1.2	29.2	146.1	—	176.5
Income tax (benefit) provision	—	(138.6)	1.9	41.8	—	(94.9)
Net income from continuing operations	—	139.8	27.3	104.3	—	271.4
Income from discontinued operations, net of tax	—	—	0.5	51.5	—	52.0
Equity in undistributed earnings of subsidiaries	300.7	160.9	28.5	300.7	(790.8)	—
Net income	300.7	300.7	56.3	456.5	(790.8)	323.4
Net income attributable to the noncontrolling interest	—	—	—	(22.7)	—	(22.7)
Net income attributable to Rockwood Holdings, Inc. shareholders	$300.7	$300.7	$56.3	$433.8	$(790.8)	300.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$300.7	$300.7	$56.3	$456.5	$(790.8)	$323.4

Other comprehensive (loss) income	(31.0)	(32.7)	0.1	(154.7)	183.0	(35.3)

Comprehensive income	269.7	268.0	56.4	301.8	(607.8)	288.1
Comprehensive income attributable to noncontrolling interest	—	—	—	(18.4)	—	(18.4)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$269.7	$268.0	$56.4	$283.4	$(607.8)	$269.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.7	$642.6	$945.5	$(1,268.1)	$321.7
Accounts receivable, net	—	—	86.4	426.3	—	512.7
Intergroup receivable	—	558.4	316.5	14.1	(889.0)	—
Inventories	—	—	139.6	553.7	(6.9)	686.4
Deferred income taxes	—	—	0.6	7.9	0.9	9.4
Prepaid expenses and other current assets	—	0.1	14.5	75.5	—	90.1
Assets of discontinued operations	—	12.7	36.9	782.8	(13.3)	819.1
Total current assets	—	572.9	1,237.1	2,805.8	(2,176.4)	2,439.4
Property, plant and equipment, net	—	—	241.8	1,180.7	—	1,422.5
Investment in subsidiary	1,631.2	1,230.0	469.3	1,631.2	(4,961.7)	—
Goodwill	—	—	25.4	578.5	—	603.9
Intergroup receivable	79.1	1,988.9	147.2	55.5	(2,270.7)	—
Other intangible assets, net	—	—	43.7	283.8	—	327.5
Deferred financing costs, net	—	19.9	4.5	5.4	—	29.8
Deferred income taxes	—	129.3	19.9	67.2	—	216.4
Other assets	—	—	0.9	67.1	—	68.0
Total assets	$1,710.3	$3,941.0	$2,189.8	$6,675.2	$(9,408.8)	$5,107.5
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$32.5	$197.2	$—	$229.7
Intergroup payable	303.3	—	1,188.7	664.0	(2,156.0)	—
Income taxes payable	—	—	—	2.1	—	2.1
Accrued compensation	—	—	12.0	75.3	—	87.3
Accrued expenses and other current liabilities	—	15.6	31.4	94.3	—	141.3
Deferred income taxes	—	0.9	—	4.8	(1.6)	4.1
Long-term debt, current portion	—	35.0	—	7.8	—	42.8
Liabilities of discontinued operations	—	—	17.7	217.4	(14.1)	221.0
Total current liabilities	303.3	51.5	1,282.3	1,262.9	(2,171.7)	728.3
Long-term debt	—	2,126.0	—	51.9	—	2,177.9
Pension and related liabilities	—	—	21.2	465.0	—	486.2
Intergroup payable	16.7	120.0	559.0	1,575.0	(2,270.7)	—
Deferred income taxes	—	—	—	55.5	—	55.5
Other liabilities	—	12.3	25.4	76.0	—	113.7
Total liabilities	320.0	2,309.8	1,887.9	3,486.3	(4,442.4)	3,561.6
Restricted stock units	20.2	—	—	—	—	20.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,243.7	1,037.1	502.4	1,678.2	(3,217.7)	1,243.7
Accumulated other comprehensive (loss) income	(73.1)	(71.8)	1.5	(36.8)	107.1	(73.1)
Retained earnings (deficit)	416.5	665.9	(392.6)	1,227.2	(1,500.5)	416.5
Treasury stock, at cost	(217.8)	—	—	—	—	(217.8)
Total Rockwood Holdings, Inc. stockholders’ equity	1,370.1	1,631.2	301.9	3,033.3	(4,966.4)	1,370.1
Noncontrolling interest	—	—	—	155.6	—	155.6
Total equity	1,370.1	1,631.2	301.9	3,188.9	(4,966.4)	1,525.7
Total liabilities and equity	$1,710.3	$3,941.0	$2,189.8	$6,675.2	$(9,408.8)	$5,107.5

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(Dollars in millions)

(Unaudited)

	Parent Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$665.3	$299.3	$1,258.1	$(949.1)	$1,273.6
Accounts receivable, net	—	—	65.6	344.3	—	409.9
Intergroup receivable	—	263.0	39.9	8.6	(311.5)	—
Inventories	—	—	126.2	617.6	(6.0)	737.8
Deferred income taxes	—	—	0.8	7.7	0.7	9.2
Prepaid expenses and other current assets	—	—	15.3	67.1	—	82.4
Assets of discontinued operations	—	7.2	39.1	770.6	(10.1)	806.8
Total current assets	—	935.5	586.2	3,074.0	(1,276.0)	3,319.7
Property, plant and equipment, net	—	—	244.3	1,167.1	—	1,411.4
Investment in subsidiary	1,645.7	1,223.6	441.7	1,645.8	(4,956.8)	—
Goodwill	—	—	25.4	585.1	—	610.5
Intergroup receivable	70.3	1,543.2	146.4	55.5	(1,815.4)	—
Other intangible assets, net	—	—	49.6	304.1	—	353.7
Deferred financing costs, net	—	21.9	5.1	24.7	—	51.7
Deferred income taxes	—	130.9	17.7	61.6	—	210.2
Other assets	—	—	0.7	56.5	—	57.2
Total assets	$1,716.0	$3,855.1	$1,517.1	$6,974.4	$(8,048.2)	$6,014.4
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$30.9	$178.4	$—	$209.3
Intergroup payable	30.2	—	559.5	672.1	(1,261.8)	—
Income taxes payable	—	—	—	33.0	—	33.0
Accrued compensation	—	—	14.7	74.6	—	89.3
Accrued expenses and other current liabilities	—	20.6	29.5	86.2	—	136.3
Deferred income taxes	—	0.7	—	4.1	(1.4)	3.4
Long-term debt, current portion	—	30.6	—	522.5	—	553.1
Liabilities of discontinued operations	—	1.2	13.2	199.2	(9.8)	203.8
Total current liabilities	30.2	53.1	647.8	1,770.1	(1,273.0)	1,228.2
Long-term debt	—	2,143.5	—	53.6	—	2,197.1
Pension and related liabilities	—	—	21.5	475.6	—	497.1
Intergroup payable	16.7	0.9	559.5	1,237.0	(1,814.1)	—
Deferred income taxes	—	—	—	50.8	—	50.8
Other liabilities	—	11.9	27.2	79.9	—	119.0
Total liabilities	46.9	2,209.4	1,256.0	3,667.0	(3,087.1)	4,092.2
Restricted stock units	12.5	—	—	—	—	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,243.1	1,044.0	505.8	1,691.1	(3,240.9)	1,243.1
Accumulated other comprehensive (loss) income	(14.3)	(13.0)	2.3	70.7	(60.0)	(14.3)
Retained earnings (deficit)	428.4	614.7	(437.6)	1,127.8	(1,304.9)	428.4
Treasury stock, at cost	(1.4)	—	—	—	—	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,656.6	1,645.7	261.1	3,054.3	(4,961.1)	1,656.6
Noncontrolling interest	—	—	—	253.1	—	253.1
Total equity	1,656.6	1,645.7	261.1	3,307.4	(4,961.1)	1,909.7
Total liabilities and equity	$1,716.0	$3,855.1	$1,517.1	$6,974.4	$(8,048.2)	$6,014.4

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51.2	$51.2	$43.8	$100.9	$(196.8)	$50.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(51.2)	(60.4)	(33.3)	(51.2)	196.1	—
Income from discontinued operations, net of tax	—	—	1.5	(40.3)	—	(38.8)
Depreciation and amortization	—	—	21.6	86.7	—	108.3
Deferred financing costs amortization	—	1.4	0.6	1.9	—	3.9
Loss on early extinguishment/modification of debt	—	—	—	17.6	—	17.6
Foreign exchange loss on financing activities, net	—	6.4	0.3	4.2	—	10.9
Fair value adjustment of derivatives	—	—	—	(0.9)	—	(0.9)
Bad debt provision	—	—	—	0.3	—	0.3
Stock-based compensation	—	—	3.7	2.9	—	6.6
Deferred income taxes	—	1.8	(2.4)	(3.5)	(0.4)	(4.5)
Asset write-downs and other	—	—	4.7	0.1	—	4.8
Excess tax benefits from stock-based payment arrangements	—	—	—	(2.4)	—	(2.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(20.8)	(93.0)	—	(113.8)
Inventories	—	—	(13.5)	51.3	1.0	38.8
Prepaid expenses and other assets	—	(0.1)	(5.7)	(17.2)	—	(23.0)
Accounts payable	—	—	3.8	28.6	—	32.4
Income taxes payable	—	(7.0)	4.6	(33.2)	—	(35.6)
Accrued expenses and other liabilities	—	(4.4)	3.5	12.3	—	11.4
Intercompany operating activities, net	273.1	(294.8)	351.5	(10.9)	(318.9)	—
Net cash provided by (used in) operating activities of continuing operations	273.1	(305.9)	363.9	54.2	(319.0)	66.3
Net cash (used in) provided by operating activities of discontinued operations	—	—	(1.2)	69.1	—	67.9
Net cash provided by (used in) operating activities	273.1	(305.9)	362.7	123.3	(319.0)	134.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(20.3)	(103.2)	—	(123.5)
Acquisitions	—	—	—	(3.6)	—	(3.6)
Proceeds on sale of assets	—	—	0.1	0.3	—	0.4
Net cash used in investing activities of continuing operations	—	—	(20.2)	(106.5)	—	(126.7)
Net cash used in investing activities of discontinued operations	—	—	(0.9)	(28.1)	—	(29.0)
Net cash used in investing activities	—	—	(21.1)	(134.6)	—	(155.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	5.2	—	—	—	—	5.2
Excess tax benefits from stock-based payment arrangements	—	—	—	2.4	—	2.4
Payments of long-term debt	—	(13.1)	—	(514.0)	—	(527.1)
Proceeds from long-term debt	—	—	—	6.6	—	6.6
Fees related to early extinguishment/modification of debt	—	—	—	(0.6)	—	(0.6)
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)	—	(130.3)
Distributions to noncontrolling shareholders	—	—	—	(2.1)	—	(2.1)
Dividend distributions to shareholders	(61.9)	—	—	—	—	(61.9)
Share repurchases	(216.4)	—	—	—	—	(216.4)
Intercompany financing related activity	—	(342.8)	2.0	340.8	—	—
Net cash (used in) provided by operating activities of continuing operations	(273.1)	(356.9)	2.0	(296.2)	—	(924.2)
Net cash used in operating activities of discontinued operations	—	—	—	(0.6)	—	(0.6)
Net cash (used in) provided by financing activities	(273.1)	(356.9)	2.0	(296.8)	—	(924.8)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	(0.3)	(4.5)	—	(5.6)
Net (decrease) increase in cash and cash equivalents	—	(663.6)	343.3	(312.6)	(319.0)	(951.9)
Cash and cash equivalents, beginning of period	—	665.3	299.3	1,258.1	(949.1)	1,273.6
Cash and cash equivalents, end of period	$—	$1.7	$642.6	$945.5	$(1,268.1)	$321.7

(a) Net of governments grants of $1.5 million.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

(Unaudited)

	Parent Company		Gurantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$300.7	$300.7	$56.3	$456.5	$(790.8)	$323.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(300.7)	(160.9)	(28.5)	(300.7)	790.8	—
Income from discontinued operations, net of tax	—	—	(0.5)	(51.5)	—	(52.0)
Depreciation and amortization	—	—	23.0	82.5	—	105.5
Deferred financing costs amortization	—	0.1	0.5	2.3	—	2.9
Loss on early extinguishment/modification of debt	—	0.3	3.4	8.7	—	12.4
Foreign exchange loss on financing activities, net	—	4.4	0.4	3.2	—	8.0
Fair value adjustment of derivatives	—	—	—	0.2	—	0.2
Bad debt provision	—	—	0.2	(0.1)	—	0.1
Stock-based compensation	—	—	3.1	2.7	—	5.8
Deferred income taxes	—	(138.4)	(0.2)	5.5	—	(133.1)
Asset write-downs and other	—	—	1.1	10.6	—	11.7
Excess tax benefits from stock-based payment arrangements	—	—	—	(1.4)	—	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(12.9)	(58.1)	—	(71.0)
Inventories	—	—	(11.8)	(86.1)	—	(97.9)
Prepaid expenses and other assets	—	(0.1)	(4.3)	4.2	—	(0.2)
Accounts payable	—	—	(14.2)	4.4	—	(9.8)
Income taxes payable	—	(0.2)	1.1	22.7	—	23.6
Accrued expenses and other liabilities	(0.1)	(5.8)	(17.1)	(21.3)	—	(44.3)
Intercompany operating activities, net	—	(2.0)	73.1	20.9	(92.0)	—
Net cash (used in) provided by operating activities of continuing operations	(0.1)	(1.9)	72.7	105.2	(92.0)	83.9
Net cash provided by operating activities of discontinued operations	—	—	1.2	61.5	—	62.7
Net cash (used in) provided by operating activities	(0.1)	(1.9)	73.9	166.7	(92.0)	146.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(45.9)	(80.3)	—	(126.2)
Intercompany investing related activity	—	—	—	(0.8)	—	(0.8)
Proceeds on sale of assets	—	—	—	0.4	—	0.4
Net cash used in investing activities of continuing operations	—	—	(45.9)	(80.7)	—	(126.6)
Net cash used in investing activities of discontinued operations	—	—	(1.2)	(15.3)	—	(16.5)
Net cash used in investing activities	—	—	(47.1)	(96.0)	—	(143.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	6.0	—	—	—	—	6.0
Excess tax benefits from stock-based payment arrangements	—	—	—	1.4	—	1.4
Payments of long-term debt	—	(538.4)	—	(125.3)	—	(663.7)
Proceeds from long-term debt	—	350.0	—	387.2	—	737.2
Deferred financing costs	—	(8.0)	—	(19.6)	—	(27.6)
Fees related to early extinguishment/modification of debt	—	(6.7)	—	(2.1)	—	(8.8)
Distributions to noncontrolling shareholders	—	—	—	(41.3)	—	(41.3)
Intercompany financing related activity	—	202.1	61.5	(263.6)	—	—
Net cash provided by (used in) financing activities of continuing operations	6.0	(1.0)	61.5	(63.3)	—	3.2
Net cash used in financing activities of discontinued operations	—	—	—	(0.8)	—	(0.8)
Net cash provided by (used in) financing activities	6.0	(1.0)	61.5	(64.1)	—	2.4
Effect of exchange rate changes on cash and cash equivalents	—	2.9	(0.3)	13.4	—	16.0
Net increase in cash and cash equivalents	5.9	—	88.0	20.0	(92.0)	21.9
Cash and cash equivalents, beginning of period	42.7	—	234.5	298.1	(253.8)	321.5
Cash and cash equivalents, end of period	$48.6	$—	$322.5	$318.1	$(345.8)	$343.4

(a) Net of governments grants of $7.6 million.

18.    SUBSEQUENT EVENTS:

On July 26, 2013, the Company entered into a definitive agreement to sell its Clay-based Additives business, which is part of the Performance Additives segment, for $635 million, subject to customary adjustments. This transaction is expected to close in the fourth quarter of 2013, following receipt of certain regulatory approvals.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We operate through four reportable segments: (1) Lithium; (2) Surface Treatment; (3) Performance Additives; and (4) Titanium Dioxide Pigments. We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction, bolt-on acquisitions and increasing stockholder value.

On June 14, 2013, we entered into a definitive agreement to sell CeramTec, our Advanced Ceramics business for €1.49 billion (approximately $1.9 billion), subject to customary adjustments. This transaction is expected to close in the third quarter of 2013, following receipt of certain regulatory approvals. As of June 30, 2013, this business met the criteria for being reported as a discontinued operation.

The following table is a summary of our financial highlights:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts)	2013	2012	2013	2012
Net sales	$822.3	$762.8	$1,614.0	$1,527.7

Net income from continuing operations	15.2	198.4	12.4	248.7

Adjusted EBITDA from continuing operations	116.1	173.4	237.8	362.0

Adjusted EBITDA from continuing operations margin	14.1%	22.7%	14.7%	23.7%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc. shareholders	0.19	2.48	0.16	3.11

Results — Second Quarter Review

Total net sales were up in the second quarter of 2013 compared to the same period in the prior year primarily due to higher volumes in Titanium Dioxide Pigments, driven in large part by the acquisition of certain assets of crenox GbmH in July 2012 and improved demand in most applications, as well as higher lithium and surface treatment chemicals volumes. This was partially offset by decreased selling prices in our Titanium Dioxide Pigments segment and lower coatings and alkaline copper quarternary (“ACQ”) volumes, as well as lower construction volumes in Europe in our Performance Additives segment.

Adjusted EBITDA from continuing operations decreased in the second quarter of 2013 compared to the same period in the prior year primarily in Titanium Dioxide Pigments due to lower selling prices and lower production levels to reduce inventory resulting in lower fixed cost absorption, partially offset by higher volumes in Titanium Dioxide Pigments, as well as higher volumes and prices of surface treatment chemicals.

Net income and diluted earnings per share from continuing operations were lower in the second quarter of 2013 compared to the same period in the prior year primarily due to the reasons noted above and a $139.0 million reversal of our federal valuation allowance on net deferred tax assets in the second quarter of 2012.

Results — Year-to-date Review

Total net sales were up in the six months ended June 30, 2013 compared to the same period in the prior year primarily due to higher volumes in our Titanium Dioxide Pigments segment, driven in large part by the acquisition of certain assets of crenox GbmH in July 2012 and improved demand in most applications, as well as higher lithium volumes.

This was partially offset by decreased selling prices in Titanium Dioxide Pigments and lower coatings and ACQ volumes, as well as lower construction volumes in Europe in our Performance Additives segment.

Adjusted EBITDA from continuing operations decreased in the six months ended June 30, 2013 compared to the same period in the prior year primarily in our Titanium Dioxide Pigments segment due to lower selling prices, lower production levels to reduce inventory resulting in lower fixed cost absorption, and higher raw material and energy costs. This was partially offset by higher volumes in Titanium Dioxide Pigments, as well as higher selling prices and volumes of Lithium applications and increased selling prices of Surface Treatment chemicals.

Net income and diluted earnings per share from continuing operations were lower in the six months ended June 30, 2013 compared to the same period in the prior year primarily due to the reasons noted above and a $139.0 million reversal of our federal valuation allowance on net deferred tax assets in the second quarter of 2012.

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

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2012, net sales were up primarily from increased selling prices, as well as higher volumes of lithium carbonate used in battery applications and lithium specialties, partially offset by a decline in lithium carbonate technical grade and potash volumes. In the first six months of 2013, net sales were up primarily from higher volumes of potash, lithium carbonate and lithium hydroxide, as well as higher selling prices. We expect net sales growth for the remainder of 2013 driven primarily by increased volumes, particularly for lithium carbonate, as well as higher selling prices, partially offset by lower potash volumes and selling prices.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries. In 2012, net sales were down slightly from lower volumes in Europe across most markets, partially offset by higher selling prices and increased volumes in the U.S. and Asia. In the first six months of 2013, net sales were up primarily from higher selling prices in Europe and the U.S., partially offset by lower volumes in Europe. We expect net sales growth for the remainder of 2013 primarily from increased volumes across most markets, as well as higher selling prices.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. In 2012, North American construction volumes were flat, but were up in the first six months of 2013. European construction volumes were down in 2012 and the first six months of 2013. Volumes of coatings and specialties products were down in 2012 and the first six months of 2013. We expect some net sales growth for the remainder of 2013 primarily from higher selling prices, as well as some volume growth in certain markets.  A strengthening of the U.S. housing market could have a favorable impact on 2013 results.

•                  Demand for our wood protection products is generally driven by both repair and remodeling, as well as new construction. In 2012, net sales were up primarily from higher selling prices. In the first six months of 2013, net sales were down from lower volumes of ACQ products. In 2013, a shift in the mix of products from ACQ to copper azole and Ecolife is expected to have a favorable impact on results.

•                  In the Clay-based Additives business, net sales were down in 2012 primarily from lower North American oil and natural gas drilling volumes, as well as lower coatings and inks volumes. In the first six months of 2013, net sales were down on lower volumes, primarily of solvents and coatings and inks applications. We expect modest net sales growth for the remainder of 2013 mainly from our specialty growth product lines primarily in our coatings and composites markets.

•                  In 2013, we announced we are considering all strategic options regarding our Performance Additives businesses. See Item 1. Financial Statements (Unaudited) - Note 18, “Subsequent Events,” regarding entering into a definitive agreement on July 26, 2013 to sell our Clay-based Additives business.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. In 2012, net sales were down as the negative impact of currency changes and lower volumes were partially offset by higher selling prices. In the first six months of 2013, net sales were up as increased volumes driven in large part by the acquisition of certain assets of crenox GmbH in July 2012 and improved demand in most applications, partially offset by lower selling prices. We expect this trend to continue for the remainder of 2013. As a result, we expect results to improve in the second half assuming pricing stabilizes and raw material costs decrease.

•                  Our functional additives sales were down in 2012 as lower volumes were partially offset by increased selling prices. In the first six months of 2013, functional additives sales were up on higher selling prices. We expect net sales growth for the remainder of 2013 driven primarily by increased volumes.

•                  In 2013, we announced we are considering all strategic options available to us regarding our Titanium Dioxide Pigments business.

Global Exposure

We operate a geographically diverse business, with 50% of our net sales in 2012 generated from shipments to customers in Europe, 26% to North America (predominantly the United States), 15% to Asia and 9% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information” in our 2012 Form 10-K.

We have sold to customers in more than 60 countries and currently serve our diverse and extensive customer base with 80 operating manufacturing facilities in more than 20 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2013, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2012. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of June 30, 2013 which are denominated in Euros are converted at the June 30, 2013 exchange rate of €1.00 = $1.30. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the average rate of exchange of the Euro to the U.S. dollar is $1.31 and $1.28, respectively, and $1.31 and $1.30, respectively.

Raw Materials

Raw materials constituted approximately 51% of our 2012 cost of products sold and we have a broad raw material base, with the cost of no single raw material representing more than 6% of our cost of products sold in 2012. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2012, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. In the first six months of 2013, raw material costs were up primarily in our Titanium Dioxide Pigments segment. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2012 Annual Report on Form 10-K.

Energy Costs

In 2012, energy purchases represented approximately 9% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs were up in 2012 and the first six months of 2013.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2012 and in the first six months of 2013.  Natural gas prices in North America were down in 2012 and in the first six months of 2013.

Income Taxes

We recorded an income tax provision of $3.6 million on income from continuing operations before taxes of $19.9 million in the three months ended June 30, 2013. The income tax provision was favorably impacted by a reversal of a U.S. tax reserve and earnings generated in foreign jurisdictions with lower statutory rates.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included acquisition and disposal costs, systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the three and six months ended June 30, 2013 and 2012.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Shareholders to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Statement of operations data:
Net sales:
Lithium	$125.7	$124.6	$244.2	$239.3
Surface Treatment	191.2	183.8	375.7	372.4
Performance Additives	192.9	205.5	370.0	402.0
Titanium Dioxide Pigments	275.8	211.7	548.9	436.8
Corporate and other	36.7	37.2	75.2	77.2
Total net sales	822.3	762.8	1,614.0	1,527.7

Gross profit	201.1	257.6	411.0	537.6
	24.5%	33.8%	25.5%	35.2%
Selling, general and administrative expenses	154.7	139.7	300.3	287.4
	18.8%	18.3%	18.6%	18.8%
Restructuring and other severance costs	2.7	3.6	9.7	17.8
Asset write-downs and other	4.7	0.2	4.8	0.2
Operating income (loss):
Lithium	31.6	36.1	63.3	58.5
	25.1%	29.0%	25.9%	24.4%
Surface Treatment	33.9	29.6	62.1	60.5
	17.7%	16.1%	16.5%	16.2%
Performance Additives	23.3	21.6	43.9	43.2
	12.1%	10.5%	11.9%	10.7%
Titanium Dioxide Pigments	(28.0)	35.9	(37.8)	91.4
	(10.2)%	17.0%	(6.9)%	20.9%
Corporate and other	(21.8)	(9.1)	(35.3)	(21.4)
Total operating income	39.0	114.1	96.2	232.2
Other expenses, net:
Interest expense, net	(23.4)	(15.0)	(52.5)	(35.4)
Loss on early extinguishment/modification of debt	—	(2.7)	(17.6)	(12.4)
Foreign exchange gain (loss) on financing activities, net	4.3	(6.4)	(10.9)	(8.0)
Other, net	—	0.1	—	0.1
Other expenses, net	(19.1)	(24.0)	(81.0)	(55.7)
Income from continuing operations before taxes	19.9	90.1	15.2	176.5
Income tax provision (benefit)	3.6	(117.1)	3.7	(94.9)
Income from continuing operations	16.3	207.2	11.5	271.4
Income from discontinued operations, net of tax	17.1	26.5	38.8	52.0
Net income	33.4	233.7	50.3	323.4
Net (income) loss attributable to noncontrolling interest	(1.1)	(8.8)	0.9	(22.7)
Net income attributable to Rockwood Holdings, Inc.	$32.3	$224.9	$51.2	$300.7
Adjusted EBITDA from continuing operations:
Lithium	$49.0	$48.1	$95.9	$92.5
	39.0%	38.6%	39.3%	38.7%
Surface Treatment	43.4	39.0	82.9	78.7
	22.7%	21.2%	22.1%	21.1%
Performance Additives	39.3	38.3	75.1	77.1
	20.4%	18.6%	20.3%	19.2%
Titanium Dioxide Pigments	(9.5)	54.8	(0.9)	130.4
	(3.4)%	25.9%	(0.2)%	29.9%
Corporate and other	(6.1)	(6.8)	(15.2)	(16.7)
Total Adjusted EBITDA from continuing operations	$116.1	$173.4	$237.8	$362.0

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Overview

Net sales increased $59.5 million, or 7.8%, over the prior year primarily due to higher volumes of $114.2 million, particularly in our Titanium Dioxide Pigments segment related to the acquisition of certain assets of crenox GmbH in July 2012 and improved demand in most applications, and the favorable impact of currency changes of $4.7 million, partially offset by lower selling prices of $59.0 million. See further discussion by segment below.

Operating income decreased $75.1 million, or 65.8%, over the prior year primarily due to lower selling prices of $59.0 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $21.5 million, higher acquisition and disposal costs of $11.5 million primarily related to professional fees incurred for exploring strategic options and increased asset write-downs of $4.5 million. This was partially offset by the impact of higher sales volumes of $28.3 million.

Adjusted EBITDA from continuing operations decreased $57.3 million, or 33.0%, over the prior year primarily due to lower selling prices of $59.0 million and lower production levels to reduce inventory resulting in lower fixed cost absorption of $21.5 million, partially offset by the impact of higher sales volumes of $28.3 million.

Net income from continuing operations decreased $190.9 million to $16.3 million in the three months ended June 30, 2013 compared with the same period in the prior year due to the reversal of a $139.0 million federal valuation allowance on net deferred tax assets in the three months ended June 30, 2012 (see further discussion below and in Note 10, “Income Taxes”) and the reasons noted above.

Income from discontinued operations, net of tax, relates to the Advanced Ceramics segment that met the criteria for being reported as discontinued operations as of June 30, 2013. Income from discontinued operations, net of tax, decreased $9.4 million, or 35.5% over the prior year, primarily from higher acquisition and disposal costs related to professional fees incurred for exploring strategic options.

Net income attributable to noncontrolling interest of $1.1 million was recorded in the first quarter of 2013 compared to net income attributable to noncontrolling interest of $8.8 million in the first quarter of 2012. The change from the prior year was primarily related to the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013. See further discussion below.

Net income attributable to Rockwood Holdings, Inc. shareholders decreased $192.6 million to $32.3 million for the three months ended June 30, 2013 compared with the same period in the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $1.1 million, or 0.9%, over the prior year primarily on higher volumes of $3.7 million, partially offset by lower selling prices of $1.5 million primarily from potash and the negative impact of currency changes of $1.1 million. Volumes were up as higher volumes of lithium carbonate, lithium hydroxide and specialty salts were partially offset by lower volumes of potash and battery products.

Surface Treatment. Net sales increased $7.4 million, or 4.0%, over the prior year primarily from higher volumes of $4.2 million, particularly driven by higher automotive OEM and general industrial applications, and higher selling prices of $3.0 million.

Performance Additives.  Net sales decreased $12.6 million, or 6.1%, over the prior year primarily due to lower volumes of timber treatment chemicals, coatings applications, and construction in Europe. This was partially offset by higher volumes from North American oil and natural gas drilling and improved construction volumes in the U.S.

Titanium Dioxide Pigments.  Net sales increased $64.1 million, or 30.3%, over the prior year primarily from higher volumes of $118.0 million due to the acquisition of certain assets of crenox GmbH in July 2012 and improved demand in most applications, and the favorable impact of currency changes of $5.0 million. This was partially offset by lower selling prices of $60.8 million.

Gross profit

Gross profit decreased $56.5 million, or 21.9%, over the prior year due to lower selling prices of $59.0 million and lower production levels primarily in our Titanium Dioxide segment to reduce inventory resulting in lower fixed cost absorption of $21.5 million. This was partially offset by the impact of higher sales volumes of $28.3 million, primarily in our Titanium Dioxide Pigments segment, as well as in our Lithium segment. Gross profit as a percentage of net sales were 24.5% and 33.8% for the three months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses

SG&A expenses increased $15.0 million, or 10.7%, over the prior year primarily from higher acquisition and disposal costs related to professional fees incurred for exploring strategic options. SG&A expenses as a percentage of net sales were 18.8% and 18.3 % for the three months ended June 30, 2013 and 2012, respectively.

Restructuring and other severance costs

See Note 14, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $4.7 million and $0.2 million for the three months ended June 30, 2013 and 2012. The asset write-downs and other of $4.7 million recorded in the three months ended June 30, 2013 relate to the write-off of assets related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

Operating income

Lithium. Operating income decreased $4.5 million, or 12.5%, over the prior year primarily due to asset write-off of $4.7 million related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility and lower selling prices of $1.5 million. This was partially offset by the impact of higher volumes of $1.8 million.

Surface Treatment. Operating income increased $4.3 million, or 14.5%, over the prior year primarily due to higher selling prices of $3.0 million, lower raw material costs of $2.9 million and the impact of higher volumes of $2.4 million, partially offset by higher selling, general and administrative costs of $2.3 million and higher miscellaneous manufacturing costs of $1.2 million.

Performance Additives. Operating income increased $1.7 million, or 7.9%, over the prior year primarily due to a higher fixed cost absorption of $2.6 million, lower selling, general and administrative costs of $1.0 million, lower distribution and freight costs of $1.0 million, lower restructuring and other severance costs of $0.7 million and higher selling prices of $0.7 million, partially offset by the impact of lower volumes of $4.3 million.

Titanium Dioxide Pigments. Operating income decreased $63.9 million, or 178.0%, over the prior year primarily due to lower selling prices of $60.8 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $24.0 million and higher energy costs of $4.1 million. This was partially offset by the impact of higher volumes of $28.1 million.

Corporate and other.  Operating loss increased $12.7 million to $21.8 million in the three months ended June 30, 2013 compared with the same period in the prior year primarily from higher acquisition and disposal costs related to professional fees incurred for exploring strategic options for certain non-core businesses including the sales of our Advanced Ceramic’s and Clay-based Additives businesses in the second half of 2013.

Other income (expenses)

Interest expense, net.  Interest expense, net increased $8.4 million, or 56.0%, compared to the prior year primarily due to the issuance of $1.25 billion of the 2020 Notes in September 2012, partially offset by the repayment of all of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement in the aggregate amount of $512.4 million in March 2013 and the repayment of $250.0 million of term loan B under the senior secured credit facility in October 2012.

Loss on early extinguishment/modification of debt. For the three months ended June 30, 2012, we recorded a charge of $2.7 million in connection with the refinancing and repayment of our Titanium Dioxide Pigments venture term loans in June 2012 (comprised of fees of $2.4 million and the write off of deferred financing costs of $0.3 million).

Foreign exchange, net.  For the three months ended June 30, 2013, foreign exchange gains of $4.3 million were primarily reported in connection with non-operating Euro-denominated transactions. For the three months ended June 30, 2012, foreign exchange losses of $6.4 were reported primarily related to the impact of the weaker Euro as of June 30, 2012 versus March 31, 2012 in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax provision of $3.6 million on income from continuing operations before taxes of $19.9 million in the three months ended June 30, 2013 resulting in an effective tax rate of 18.1%. The effective tax rate of 18.1% is lower than the U.S. statutory rate of 35% primarily due to the reversal of a U.S. tax reserve of 8.2% and earnings generated in foreign jurisdictions with lower statutory tax rates of 3.3%.

We recorded an income tax benefit of $117.1million on income from continuing operations before taxes of $90.1million in the three months ended June 30, 2012 resulting in an effective tax rate of (130.0)%. The effective tax rate of (130.0)% is lower than the U.S. statutory rate of 35% primarily due to a beneficial release of a federal valuation allowance on net deferred tax assets of 154.3% and earnings generated in foreign jurisdictions with lower statutory tax rates of 9.3%.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $0.9 million, or 1.9%, over the prior year primarily due to the impact of higher volumes of $1.8 million and the favorable impact of currency changes of $0.5 million, partially offset by lower selling prices of $1.5 million.

Surface Treatment. Adjusted EBITDA increased $4.4 million, or 11.3%, over the prior year primarily due to higher selling prices of $3.0 million, lower raw material costs of $2.9 million and the impact of higher volumes of $2.4 million, partially offset by higher selling, general and administrative costs of $2.3 million and higher miscellaneous manufacturing costs of $1.2 million.

Performance Additives. Adjusted EBITDA increased $1.0 million, or 2.6%, over the prior year due a higher fixed cost absorption of $2.6 million, lower distribution and freight costs of $1.0 million, lower selling, general and administrative costs of $1.0 million and higher selling prices of $0.7 million, partially offset by the impact of lower volumes of $4.3 million.

Titanium Dioxide Pigments. Adjusted EBITDA decreased $64.3 million, or 117.3%, over the prior year primarily lower selling prices of $60.8 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $24.0 million and higher energy costs of $4.1 million. This was partially offset by the impact of higher volumes of $28.1 million.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Overview

Net sales increased $86.3 million, or 5.6%, over the prior year primarily due to higher volumes of $189.1 million, particularly in our Titanium Dioxide Pigments segment related to the acquisition of certain assets of crenox GmbH in July 2012 and improved demand in most applications, partially offset by lower selling prices of $104.8 million. See further discussion by segment below.

Operating income decreased $136.0 million, or 58.6%, over the prior year primarily due to lower selling prices of $104.8 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $48.2 million, higher raw material and energy costs of $23.3 million and higher acquisition and disposal costs of $14.0 million related to professional fees incurred for exploring strategic options. This was partially offset by the impact of higher sales volumes of $43.4 million and lower restructuring and other severance costs of $8.1 million.

Adjusted EBITDA from continuing operations decreased $124.2 million, or 34.3%, over the prior year primarily due to lower selling prices of $104.8 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $48.2 million and higher raw material and energy costs of $23.3 million. This was partially offset by the impact of higher sales volumes of $43.4 million.

Net income from continuing operations decreased $259.9 million to $11.5 million for the six months ended June 30, 2013 compared with the same period in the prior year due to the reasons noted above and the reversal of a $139.0 million federal valuation allowance on net deferred tax assets in the six months ended June 30, 2012 (see further discussion below and in Note 10, “Income Taxes”).

Income from discontinued operations, net of tax, relates to the Advanced Ceramics segment that met the criteria for being reported as discontinued operations as of June 30, 2013. Income from discontinued operations, net of tax, decreased $13.2 million, or 25.4% over the prior year, primarily from higher acquisition and disposal costs related to professional fees incurred for exploring strategic options.

Net loss attributable to noncontrolling interest of $0.9 million was recorded in the six months ended June 30, 2013 compared to net income attributable to noncontrolling interest of $22.7 million in the six months ended June 30, 2012. The change from the prior year was primarily related to lower net income generated by our Titanium Dioxide Pigments venture and the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013. See further discussion below.

Net income attributable to Rockwood Holdings, Inc. shareholders decreased $249.5 million to $51.2 million for the six months ended June 30, 2013 compared with the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $4.9 million, or 2.0%, over the prior year primarily on increased volumes of $4.3 million and higher selling prices of $2.7 million, partially offset by the negative impact of currency changes of $2.1 million. Volumes were up as higher volumes of potash, lithium carbonate and lithium hydroxide were partially offset by lower volumes of battery products, and, to a lesser extent, butyllithium applications.

Surface Treatment. Net sales increased $3.3 million, or 0.9%, over the prior year primarily from higher selling prices of $6.5 million, partially offset by lower volumes of $2.2 million, particularly in Europe driven by general industrial and coil applications, as well as the negative impact of currency changes of $1.0 million. This was partially offset by increased volumes of automotive OEM and aerospace applications.

Performance Additives.  Net sales decreased $32.0 million, or 8.0%, over the prior year primarily due to lower volumes of $30.8 million comprised of timber treatment chemicals, coatings, solvents and construction applications in Europe and an unfavorable product mix of $4.2 million, partially offset by higher selling prices of $3.2 million.

Titanium Dioxide Pigments.  Net sales increased $112.1 million, or 25.7%, over the prior year primarily from higher volumes of $220.7 million, due to the acquisition of certain assets of crenox GmbH in July 2012 and improved demand in most applications, and the favorable impact of currency changes of $6.5 million. This was partially offset by lower selling prices of $117.2 million.

Gross profit

Gross profit decreased $126.6 million, or 23.5%, over the prior year from lower selling prices of $104.8 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $48.2 million and higher raw material and energy costs of $23.3 million. This was partially offset by the impact of higher sales volumes of $43.4 million. Gross profit as a percentage of net sales were 25.5% and 35.2% for the six months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses

SG&A expenses increased $12.9 million, or 4.5%, over the prior year primarily from higher acquisition and disposal costs related to professional fees incurred for exploring strategic options. SG&A expenses as a percentage of net sales were 18.6% and 18.8% for the six months ended June 30, 2013 and 2012, respectively.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $9.7 million for the six months ended June 30, 2013, primarily related to the closure of a lithium manufacturing facility in the U.S. and organizational changes in the Surface Treatment and Performance Additives segments.  Restructuring and other severance costs of $17.8 million recorded in the six months ended June 30, 2012 primarily relate to the write-off of a trade name of $10.3 million in the Lithium segment related to the reorganization of our former Specialty Chemicals segment and facility closure costs in connection with organizational changes in the Lithium, Surface Treatment and Performance Additives segments. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $4.8 million and $0.2 million for the six months ended June 30, 2013 and 2012. The asset write-downs and other of $4.8 million recorded in the six months ended June 30, 2013 primarily relate to the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

Operating income

Lithium. Operating income increased $4.8 million, or 8.2%, over the prior year primarily due to lower restructuring and other severance costs of $7.7 million, higher selling prices of $2.7 million and the impact of higher volumes of $2.2 million. This was partially offset by asset write-downs of $4.7 million related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility, higher raw material costs of $2.1 million and increased depreciation and amortization costs of $1.4 million.

Surface Treatment. Operating income increased $1.6 million, or 2.6%, over the prior year primarily due to higher selling prices of $6.5 million and lower raw material costs of $3.5 million. This was partially offset by higher selling, general and administrative costs of $3.6 million, an unfavorable product mix of $1.6 million, higher restructuring and other severance costs of $1.4 million and the impact of lower volumes of $1.2 million.

Performance Additives. Operating income increased $0.7 million, or 1.6%, over the prior year primarily due to higher selling prices of $3.2 million, a higher fixed cost absorption of $2.5 million, lower variable costs of $2.2 million, including distribution and freight, lower restructuring and other severance costs of $2.1 million, lower raw material and energy costs of $1.9 million, lower selling, general and administrative costs of $1.2 million and lower depreciation and amortization costs of $0.9 million. This was partially offset by the impact of lower volumes of $13.0 million.

Titanium Dioxide Pigments. Operating income decreased $129.2 million, or 141.4%, over the prior year primarily due to lower selling prices of $117.2 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $50.7 million and higher raw material and energy costs of $25.8 million. This was partially offset by the impact of higher volumes of $55.9 million and lower variable costs of $5.7 million, particularly for labor and maintenance.

Corporate and other.  Operating loss increased $13.9 million to $35.3 million in the six months ended June 30, 2013 compared with the same period in the prior year primarily for professional fees incurred for exploring strategic options for certain non-core businesses, including the sales of our Advanced Ceramics and Clay-based Additives businesses in the second half of 2013.  See further details in Note 2, “Discontinued Operations” and Note 18, “Subsequent Events.”

Other income (expenses)

Interest expense, net.  Interest expense, net increased $17.1 million, or 48.3%, compared to the prior year primarily due to the issuance of $1.25 billion of the 2020 Notes in September 2012, partially offset by the repayment of $250.0 million of term loan B under the senior secured credit facility in October 2012.

Loss on early extinguishment/modification of debt. For the six months ended June 30, 2013, we recorded a charge of $17.6 million related to the write off of deferred financing costs in connection with the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.  For the six months ended June 30, 2012, we recorded a charge of $12.4 million in connection with the redemption of our 2014 Notes in March 2012 (a charge of $9.7 million comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs) and in connection with the refinancing and repayment of our Titanium Dioxide Pigments venture term loans in June 2012 (a charge of $2.7 million comprised of fees of $2.4 million and the write-off of deferred financing costs of $0.3 million).

Foreign exchange, net.  For the six months ended June 30, 2013, foreign exchange losses of $10.9 million were reported primarily in connection with intercompany Euro-denominated loans put in place to fund the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement. For the six months ended June 30, 2012, foreign exchange losses of $8.0 million were reported primarily related to the impact of the weaker Euro as of June 30, 2012 versus December 31, 2011 in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax provision of $3.7 million on income from continuing operations before taxes of $15.2 million in the six months ended June 30, 2013 resulting in an effective tax rate of 24.3%. The effective tax rate of 24.3% is lower than the U.S. statutory rate of 35% primarily due to the reversal of a U.S. tax reserve of 11.2% and earnings generated in foreign jurisdictions with lower statutory tax rates of 8.0%.

We recorded an income tax benefit of $94.9 million on income from continuing operations before taxes of $176.5 million in the six months ended June 30, 2012 resulting in an effective tax rate of (53.8)%. The effective tax rate of (53.8)% is lower than the U.S. statutory rate of 35% primarily due to a release of the federal valuation allowance 78.8% and earnings generated in foreign jurisdictions with lower statutory tax rates of 9.3%.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $3.4 million, or 3.7%, over the prior year primarily due to higher selling prices of $2.7 million and the impact of higher volumes of $2.2 million. This was partially offset by higher raw material costs of $2.1 million.

Surface Treatment. Adjusted EBITDA increased $4.2 million, or 5.3%, over the prior year primarily due to higher selling prices of $6.5 million and lower raw material costs of $3.5 million. This was partially offset by higher selling, general and administrative costs of $3.6 million, which includes higher research and development costs, an unfavorable product mix of $1.6 million and the impact of lower volumes of $1.2 million.

Performance Additives. Adjusted EBITDA decreased $2.0 million, or 2.6%, over the prior year primarily due to the impact of lower volumes of $13.0 million, partially offset by higher selling prices of $3.2 million, a higher fixed cost absorption of $2.5 million, lower variable costs of $2.2 million, including distribution and freight, lower raw material and energy costs of $1.9 million and lower selling, general and administrative costs of $1.2 million.

Titanium Dioxide Pigments. Adjusted EBITDA decreased $131.3 million, or 100.7%, over the prior year primarily due to lower selling prices of $117.2 million, lower production levels to reduce inventory resulting in lower fixed cost absorption of $50.7 million and higher raw material and energy costs of $25.8 million. This was partially offset by the impact of higher volumes of $55.9 million and lower costs of $5.7 million, particularly for labor and maintenance.

Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Shareholders to Adjusted EBITDA from Continuing Operations

Because we view Adjusted EBITDA on both a consolidated basis and a segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Holdings, Inc. shareholders to Adjusted EBITDA from continuing operations on a consolidated basis:

	Three months ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Net income attributable to Rockwood Holdings, Inc. shareholders	$32.3	$224.9	$51.2	$300.7
Net income (loss) attributable to noncontrolling interest	1.1	8.8	(0.9)	22.7
Net income	33.4	233.7	50.3	323.4
Income from discontinued operations, net of tax	(17.1)	(26.5)	(38.8)	(52.0)
Income tax provision (benefit)	3.6	(117.1)	3.7	(94.9)
Income from continuing operations before taxes	19.9	90.1	15.2	176.5
Interest expense, net	23.4	15.0	52.5	35.4
Depreciation and amortization	54.4	52.5	108.3	105.5
Restructuring and other severance costs	2.7	3.6	9.7	17.8
Systems/organization establishment expenses	0.7	0.4	1.3	2.0
Acquisition and disposal costs	13.5	2.0	16.0	2.0
Loss on early extinguishment/modification of debt	—	2.7	17.6	12.4
Asset write-downs and other	4.7	0.2	4.8	0.2
Foreign exchange (gain) loss on financing activities, net	(4.3)	6.4	10.9	8.0
Other	1.1	0.5	1.5	2.2
Adjusted EBITDA from continuing operations	$116.1	$173.4	$237.8	$362.0

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $134.2 million and $146.6 million for the six months ended June 30, 2013 and 2012, respectively. This decrease was primarily due to lower net income partially offset by lower working capital usage related to lower inventory levels in our Titanium Dioxide Pigments segment resulting from working capital initiatives.

Investing Activities.  Net cash used in investing activities was $155.7 million and $143.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to higher capital expenditures from the Advanced Ceramics segment that has been reported as discontinued operations.

Financing Activities.  Net cash (used in) provided by financing activities was $(924.8) million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively. In the six months ended June 30, 2013, we prepaid all of our outstanding borrowings under our Titanium Dioxide Pigments facility agreement. The aggregate amount prepaid was €394.5 million ($512.4 million), consisting of €190.0 million ($246.8 million) of term loan A, €200.0 million ($259.8 million) of term loan B and a €4.5 million ($5.8 million) revolving credit facility. In addition, in the six months ended June 30, 2013, we acquired the remaining 39% interest in the Titanium Dioxide Pigments venture from Kemira for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase), repurchased Rockwood common shares in the aggregate amount of $216.4 million and paid dividends to shareholders of $61.9 million. In the first six months of 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes ($534.1 million in the aggregate based on the exchange rate in effect on the date of payment).  In addition, in June 2012, our titanium dioxide venture Sachtleben GmbH issued new term loans in the aggregate amount of €400.0 million ($500.7 million based on the exchange rate in effect on the date of the transaction) and used a portion of the proceeds to retire existing term loans (€195.0 million - $244.1 million) and to pay a dividend to the venture partners (€83.5 million - $105.8 million, of which $64.5 million was paid to Rockwood and $41.3 million was paid to Kemira).

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, we expect to receive proceeds of approximately €1.49 billion ($1.9 billion), subject to customary adjustments, from the sale of our Advanced Ceramics business and proceeds of approximately $635 million, subject to customary adjustments, from the sale of our Clay-based Additives business in the second half of 2013. Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments, share repurchases and acquisitions. Our debt service requirements in future years are significant. In 2013 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K.

In June 2012, our board of directors initiated a quarterly cash dividend program of $0.35 per share. In February 2013, we announced that our board of directors has increased the quarterly cash dividend to $0.40 per share. In addition, in January 2013, we announced that our board of directors has authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million. We began to repurchase these shares in February 2013 and purchased an aggregate amount of $127.0 million and $216.4 million in the three and six months ended June 30, 2013, respectively. See Part II — Other Information — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for a summary of share repurchases in 2013. See Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock” in our 2012 Annual Report on Form 10-K.

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

Our overall unfunded position in our defined benefit plans as of June 30, 2013 is $493.5 million and the funded status of our plans is 33%. However, 72% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $137.4 million and the funded status is 63%. The funding of our pension plans was in compliance with local requirements as of June 30, 2013. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually. Such cash outflows were less than pension expense in 2012 and the first six months of 2013, and are expected to remain so for the remainder of the year. As of June 30, 2013, we have an outstanding letter of credit of €25.5 million ($32.7 million) related to a Titanium Dioxide Pigments defined benefit pension obligation in Finland.

As of June 30, 2013, we had cash and cash equivalents of $321.7 million of which $289.6 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $3.8 million. Based on our cash reserves, domestic cash flows from operations and our other sources of liquidity, including the availability under our revolving credit facility, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our term debt, pay dividends, repurchase shares or fund bolt-on acquisitions.

As of June 30, 2013, we had actual total indebtedness of $2,220.7 million, consisting primarily of the 2020 Notes ($1,250.0 million) and the term loans under our senior secured credit facility ($911.0 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2012 Annual Report on Form 10-K for a detailed discussion of these borrowings.

Senior secured credit facilities. As of June 30, 2013, the senior secured credit agreement consists of term loan A in an aggregate principal amount of $323.7 million maturing in February 2017, term loan B in an aggregate principal amount of $587.3 million maturing in February 2018 and a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing in February 2016. As of June 30, 2013, the availability under our revolving credit facility is $155.0 million, net of outstanding letters of credit of $25.0 million.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended June 30, 2013, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.13 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended June 30, 2013, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 7.30 to 1.

We were in compliance with the above covenants as of June 30, 2013.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

2020 Notes. As of June 30, 2013, the outstanding amount of the 2020 Notes was $1.25 billion. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, up to an amount not to exceed the greater of: i) $2,250.0 million and ii) an amount such that the net secured leverage ratio shall not exceed 2.50 to 1.00 and prohibits us from making certain restricted payments subject to satisfying a fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein) to fixed charges (as defined therein), which for the most recently ended four fiscal quarters is to be at least 2.00 to 1. For the four-fiscal quarter period ended June 30, 2013, the fixed charge coverage ratio equaled 7.30 to 1.

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

As of June 30, 2013, the weighted average interest rate for the Company is 4.09%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA from continuing operations:

	Six months ended
	June 30,
($ in millions)	2013	2012
Net cash provided by operating activities from continuing operations	$66.3	$83.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	80.8	183.5
Current portion of income tax provision	8.2	38.2
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	49.5	32.3
Restructuring and other severance costs	9.7	17.8
Systems/organization establishment expenses	1.3	2.0
Acquisition and disposal costs	16.0	2.0
Bad debt provision	(0.3)	(0.1)
Asset write-downs and other	4.8	0.2
Other	1.5	2.2
Total Adjusted EBITDA from continuing operations	$237.8	$362.0

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

Capital Expenditures

Rockwood’s capital expenditures for the six months ended June 30, 2013 includes replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the six months ended June 30, 2013, capital expenditures, net of government grants received, were $123.5 million and included the expansion of our production capacity for lithium compounds in Chile. For the six months ended June 30, 2012, our capital expenditures, net of government grants received, were $126.2 million.

Capital expenditures for the remainder of 2013 are expected to increase compared to the same period in the prior year, primarily in our Lithium segment due to the ongoing expansion of our lithium carbonate capacity, particularly in Chile, and for a new iron oxide plant in our Color Pigments and Services business in Augusta, Georgia.

Capital expenditures for each of our reporting segments are provided in the following table:

	Six months ended
	June 30,
($ in millions)	2013	2012
Lithium	$72.6	$44.5
Surface Treatment	8.8	19.0
Performance Additives	13.5	19.2
Titanium Dioxide Pigments	27.0	37.7
Corporate and other	1.6	5.8
Total	$123.5	$126.2

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2012, our capital expenditures for SHE matters totaled $32.0 million, excluding costs to maintain and repair pollution control equipment. For 2013, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such law.

Recent Accounting Standards

See Item 1. Financial Statements (Unaudited) - Note 1, “Basis of Presentation and New Accounting Standards,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2013, the Company had approximately $32.1 million of letters of credit and other bank guarantees, of which $30.7 million will expire in 2013 through 2017. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.0 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

Commitments and Contingencies

See Item 1. Financial Statements (Unaudited) - Note 16, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

In our 2012 Annual Report on Form 10-K, our significant accounting policies are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in our 2012 Annual Report on Form 10-K. There have been no significant changes to these market risks as of June 30, 2013.

As discussed in See Item 1. Financial Statements (Unaudited) — Note 5, “Financial Instruments and Fair Value Measurements,” in connection with the repayment of all borrowings under the Titanium Dioxide Pigments facility agreement in March 2013 in the aggregate amount of €394.5 million ($512.4 million), interest rate swaps with a notional amount of €400 million ($519.6 million based on the exchange rate in effect on the date of payment) were terminated resulting in a payment of 3.0 million ($3.9 million based on the exchange rate in effect on the date of the payment).

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities for the three month period ended June 30, 2013:

			Tota Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average Price	As Part of Publicly	of Shares That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
	Purchased (a)	Share	or Programs (a)	or Programs ($ in millions)
April 1, 2013 - April 30, 2013	—	$—	—	$310.6
May 1, 2013 - May 31, 2013	858,265	65.47	858,265	254.4
June 1, 2013 - June 30, 2013	1,098,599	64.43	1,098,599	183.6
	1,956,864		1,956,864

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this quarterly report. There were no items to report for the period ended June 30, 2013.

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
Date: August 5, 2013

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: August 5, 2013

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