Form 10-Q
period 2013-09-30
Rockwood Holdings, Inc.
filed 2013-11-15
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, there were 73,176,657 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$345.8	$320.9	$1,030.8	$1,001.8
Cost of products sold	193.1	178.3	567.5	555.9
Gross profit	152.7	142.6	463.3	445.9
Selling, general and administrative expenses	97.5	84.7	295.6	276.2
Gain on previously held equity investment (a)	(16.0)	—	(16.0)	—
Restructuring and other severance costs	4.6	3.7	13.2	17.9
Asset write-downs and other	(0.7)	0.1	4.0	0.2
Operating income	67.3	54.1	166.5	151.6
Other expenses, net:
Interest expense, net	(21.2)	(11.6)	(67.9)	(41.2)
Loss on early extinguishment/modification of debt	(15.5)	—	(15.5)	(9.7)
Foreign exchange (loss) gain on financing activities, net	(31.2)	0.2	(41.7)	(7.9)
Other, net	—	(0.3)	—	(0.2)
Other expenses, net	(67.9)	(11.7)	(125.1)	(59.0)
(Loss) income from continuing operations before taxes	(0.6)	42.4	41.4	92.6
Income tax (benefit) provision	(9.0)	13.6	0.8	(112.0)
Income from continuing operations	8.4	28.8	40.6	204.6
(Loss) income from discontinued operations, net of tax	(60.2)	30.2	(43.7)	176.0
Gain on sale of discontinued operations, net of tax (b)	1,163.8	—	1,163.8	—
Net income	1,112.0	59.0	1,160.7	380.6
Net (income) loss attributable to noncontrolling interest - discontinued operations	(0.1)	0.6	0.8	(22.1)
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,111.9	$59.6	$1,161.5	$358.5

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$8.4	$28.8	$40.6	$204.6
Income from discontinued operations	1,103.5	30.8	1,120.9	153.9
Net income	$1,111.9	$59.6	$1,161.5	$358.5

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.11	$0.37	$0.53	$2.64
Earnings from discontinued operations	14.86	0.40	14.63	1.98
Basic earnings per share	$14.97	$0.77	$15.16	$4.62

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.11	$0.36	$0.52	$2.56
Earnings from discontinued operations	14.54	0.39	14.32	1.93
Diluted earnings per share	$14.65	$0.75	$14.84	$4.49

Dividends declared per share of common stock	$0.45	$0.35	$1.25	$0.70

Weighted average number of basic shares outstanding	74,262	77,639	76,611	77,542
Weighted average number of diluted shares outstanding	75,906	79,963	78,264	79,914

(a) Represents the revaluation of the Company’s equity interest to fair value from the acquisition of the remaining 50% interest in a Surface Treatment joint venture.

(b) Relates to the sale of Advanced Ceramics.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,112.0	$59.0	$1,160.7	$380.6
Other comprehensive income (loss), net of tax:
Pension related adjustments	10.6	(2.5)	21.2	(1.4)
Foreign currency translation	65.1	22.0	35.4	3.1
Intercompany foreign currency loans	28.4	11.4	17.6	(5.5)
Foreign exchange contracts and other	0.1	0.2	0.1	(0.4)
Other comprehensive income (loss)	104.2	31.1	74.3	(4.2)
Comprehensive income	1,216.2	90.1	1,235.0	376.4
Comprehensive income attributable to noncontrolling interest	(0.2)	(1.2)	(0.6)	(19.6)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$1,216.0	$88.9	$1,234.4	$356.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$932.0	$1,266.1
Restricted cash	14.2	—
Accounts receivable, net	236.4	205.5
Inventories	231.4	212.7
Deferred income taxes	6.6	7.5
Prepaid expenses and other current assets	85.7	47.9
Assets of discontinued operations	1,683.0	2,592.6
Total current assets	3,189.3	4,332.3
Property, plant and equipment, net	800.6	719.6
Goodwill	643.0	610.5
Other intangible assets, net	131.2	123.4
Deferred financing costs, net	18.5	33.2
Deferred income taxes	175.2	146.9
Other assets	60.5	46.6
Total assets	$5,018.3	$6,012.5
LIABILITIES
Current liabilities:
Accounts payable	$64.7	$73.2
Income taxes payable	—	23.7
Accrued compensation	69.4	57.4
Accrued expenses and other current liabilities	104.1	87.2
Deferred income taxes	7.7	4.0
Long-term debt, current portion	8.2	38.4
Liabilities of discontinued operations	543.2	1,251.9
Total current liabilities	797.3	1,535.8
Long-term debt	1,287.3	2,181.4
Pension and related liabilities	273.3	276.1
Deferred income taxes	33.6	31.2
Other liabilities	105.4	95.7
Total liabilities	2,496.9	4,120.2
Commitments and Contingencies - See Note 16
Restricted stock units	22.0	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 79,404 shares issued and 73,077 shares outstanding at September 30, 2013; 400,000 shares authorized, 78,560 shares issued and 78,466 shares outstanding at December 31, 2012)	0.8	0.8
Paid-in capital	1,249.5	1,243.1
Accumulated other comprehensive income (loss)	30.4	(14.9)
Retained earnings	1,464.2	399.1
Treasury stock, at cost (6,327 shares and 94 shares, respectively)	(401.3)	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	2,343.6	1,626.7
Noncontrolling interest	155.8	253.1
Total equity	2,499.4	1,879.8
Total liabilities and equity	$5,018.3	$6,012.5

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,160.7	$380.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	43.7	(176.0)
Gain on sale of discontinued operations, net of tax	(1,163.8)	—
Depreciation and amortization	68.0	66.1
Deferred financing costs amortization	3.7	2.6
Loss on early extinguishment/modification of debt	15.5	9.7
Gain on previously held equity interest	(16.0)	—
Foreign exchange loss on financing activities, net	41.7	7.9
Bad debt provision	0.2	0.6
Stock-based compensation	9.9	8.7
Deferred income taxes	(1.1)	(132.1)
Asset write-downs and other	4.0	11.8
Excess tax benefits from stock-based payment arrangements	(3.8)	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(26.7)	(28.1)
Inventories	(15.2)	(19.3)
Prepaid expenses and other assets	(6.6)	(9.3)
Accounts payable	(4.7)	(5.3)
Income taxes payable	(43.8)	(12.7)
Accrued expenses and other liabilities	26.1	(10.7)
Net cash provided by operating activities of continuing operations	91.8	93.1
Net cash provided by operating activities of discontinued operations	187.0	201.7
Net cash provided by operating activities	278.8	294.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net (a)	(128.7)	(108.9)
Acquisitions	(33.8)	0.2
Increase in restricted cash	(14.2)	—
Proceeds on sale of assets	2.5	0.4
Net cash used in investing activities of continuing operations	(174.2)	(108.3)
Net cash provided by (used in) investing activities of discontinued operations, including net sale proceeds from Advanced Ceramics	1,648.9	(179.9)
Net cash provided by (used in) investing activities	1,474.7	(288.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	9.5	6.0
Excess tax benefits from stock-based payment arrangements	3.8	1.4
Payments of long-term debt	(1,130.3)	(557.1)
Proceeds from long term debt	204.6	1,606.2
Deferred financing costs	—	(27.1)
Fees related to early extinguishment/modification of debt	(5.2)	(6.8)
Purchase of noncontrolling interest	(130.3)	—
Dividend distributions to shareholders	(94.8)	(54.3)
Share repurchases	(399.9)	—
Net cash (used in) provided by financing activities of continuing operations	(1,542.6)	968.3
Net cash (used in) provided by financing activities of discontinued operations	(510.2)	180.4
Net cash (used in) provided by financing activities	(2,052.8)	1,148.7
Effect of exchange rate changes on cash and cash equivalents	(33.2)	13.1
Net (decrease) increase in cash and cash equivalents	(332.5)	1,168.4
Less net increase in cash and cash equivalents from discontinued operations	1.6	2.0
(Decrease) increase in cash and cash equivalents from continuing operations	(334.1)	1,166.4
Cash and cash equivalents, beginning of period	1,266.1	315.2
Cash and cash equivalents, end of period	$932.0	$1,481.6

Supplemental disclosures of cash flow information:
Interest paid	$57.4	$44.9
Income taxes paid, net of refunds	45.8	32.8
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	4.9	4.8

(a) Net of government grants of $2.2 million and $8.9 million for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
				Accumulated
				Other
		Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	(Loss) Income	Earnings	Stock	Interest
Balance, January 1, 2013	$1,879.8	$0.8	$1,243.1	$(14.9)	$399.1	$(1.4)	$253.1
Issuance of common stock	9.5	—	9.5	—	—	—	—
Deferred compensation	2.2	—	2.2	—	—	—	—
Share repurchases	(399.9)	—	—	—	—	(399.9)	—
Dividend paid to shareholders ($1.25 per share)	(94.8)	—	1.6	—	(96.4)	—	—
Distributions to noncontrolling shareholders	(2.1)	—	—	—	—	—	(2.1)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive income, net of tax	74.3	—	—	72.9	—	—	1.4
Net income	1,160.7	—	—	—	1,161.5	—	(0.8)
Balance, September 30, 2013	$2,499.4	$0.8	$1,249.5	$30.4	$1,464.2	$(401.3)	$155.8

Balance, January 1, 2012	$1,632.9	$0.8	$1,222.2	$10.1	$103.0	$(1.4)	$298.2
Issuance of common stock	6.0	—	6.0	—	—	—	—
Deferred compensation	1.5	—	1.5	—	—	—	—
Dividend declared to shareholders ($0.70 per share)	(54.3)	—	1.5	—	(55.8)	—	—
Distributions to noncontrolling shareholders	(45.0)	—	—	—	—	—	(45.0)
Other comprehensive loss, net of tax	(4.2)	—	—	(1.7)	—	—	(2.5)
Net income	380.6	—	—	—	358.5	—	22.1
Balance, September 30, 2012	$1,917.5	$0.8	$1,231.2	$8.4	$405.7	$(1.4)	$272.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and cash flows and equity for the nine months ended September 30, 2013 and 2012. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

During 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (“TiO2 Pigments and Other”). As of September 30, 2013, all of these transactions met the criteria for being reported as discontinued operations. As a result, the Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented. See Note 2, “Discontinued Operations,” for further details of these transactions.

Noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the former Titanium Dioxide Pigments venture and the Timber Treatment joint venture in the Performance Additives segment) that are consolidated but less than 100% owned. On February 15, 2013, the Company acquired Kemira’s 39% interest in its former Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase).

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the September 30, 2013 exchange rate of €1.00 = $1.35. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the average rate of exchange of the Euro to the U.S. dollar is $1.33 and $1.25, respectively, and $1.32 and $1.28, respectively.

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

In July 2013, the FASB issued an ASU that eliminates diversity in practice for presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryfoward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. Under this ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryfoward except when: an NOL carryforward, a similar tax loss, or a tax credit carryfoward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and the entity does not intend to use the deferred tax asset for this purpose. This ASU is effective for the Company in its first quarter beginning January 1, 2014 and is not expected to have a material impact on the Company’s financial statements.

2.  DISCONTINUED OPERATIONS:

On June 14, 2013, the Company entered into a definitive agreement to sell its Advanced Ceramics segment, and completed this transaction on August 31, 2013 for cash proceeds of $2.0 billion. On July 26, 2013, the Company entered into a definitive agreement to sell its Clay-based Additives business, which was part of the Performance Additives segment, and completed this transaction on October 1, 2013 for cash proceeds of $626.6 million. On September 17, 2013, the Company entered into a definitive agreement to sell its TiO2 Pigments and Other businesses for $1.325 billion, including $225 million in pension obligations, and subject to other customary adjustments. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals. As of September 30, 2013, all of these transactions met the criteria for being reported as discontinued operations. The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented.

In the third quarter of 2013, the Company recorded a pre-tax charge of $75.2 million related to an expected loss on sale of the TiO2 Pigments and Other businesses. The expected loss on sale represents the difference between the carrying value of these businesses and the expected proceeds. This carrying value includes the assumed recognition of actuarial (pension-related) losses and unrealized foreign exchange losses currently recorded in accumulated other comprehensive income within stockholders’ equity, which must be recognized upon completion of the sale.

Results of the discontinued operations of the Advanced Ceramics segment, the Clay-based Additives business and the TiO2 Pigments and Other businesses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
Three months ended September 30, 2013
Net sales	$91.7	$48.5	$404.1	$544.3
(Loss) income before taxes	(3.4)	7.7	(76.6)	(72.3)

Three months ended September 30, 2012
Net sales	$130.3	$46.4	$365.2	$541.9
Income before taxes	28.9	10.0	0.1	39.0

Nine months ended September 30, 2013
Net sales	$384.6	$147.8	$1,233.8	$1,766.2
Income (loss) before taxes	46.7	33.1	(126.8)	(47.0)

Nine months ended September 30, 2012
Net sales	$417.6	$152.1	$1,106.4	$1,676.1
Income before taxes	97.7	38.7	94.8	231.2

The sale of the Advanced Ceramics segment resulted in a net gain of $1,163.8 million (net of taxes of $29.2 million) in the three and nine months ended September 30, 2013, subject to customary adjustments.

The carrying value of the assets and liabilities of the Advanced Ceramics segment, the Clay-based Additives business and the TiO2 Pigments and Other businesses included as discontinued operations in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 are as follows:

	As of September 30, 2013
	Clay-based	TiO2 Pigments
($ in millions)	Additives	and Other	Total
ASSETS
Accounts receivable, net	$28.6	$231.3	$259.9
Inventories	27.0	421.4	448.4
Property, plant and equipment, net	47.7	674.0	721.7
Other intangible assets, net	11.2	149.5	160.7
Other assets	11.1	81.2	92.3
Total assets	$125.6	$1,557.4	$1,683.0
LIABILITIES
Accounts payable and other current liabilities	$19.1	$271.3	$290.4
Long-term debt, including current portion	—	18.4	18.4
Pension and related liabilities	0.5	233.7	234.2
Other liabilities	4.7	(4.5)	0.2
Total liabilities	$24.3	$518.9	$543.2

	As of December 31, 2012
	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
ASSETS
Accounts receivable, net	$64.4	$20.3	$182.3	$267.0
Inventories	85.1	24.0	488.2	597.3
Property, plant and equipment, net	304.0	48.8	654.1	1,006.9
Goodwill	254.3	—	—	254.3
Other intangible assets, net	92.1	13.9	216.9	322.9
Other assets	6.9	11.7	125.6	144.2
Total assets	$806.8	$118.7	$1,667.1	$2,592.6
LIABILITIES
Accounts payable and other current liabilities	$57.1	$26.3	$253.1	$336.5
Long-term debt, including current portion	1.7	—	532.7	534.4
Pension and related liabilities	79.5	1.0	224.2	304.7
Other liabilities	65.5	7.1	3.7	76.3
Total liabilities	$203.8	$34.4	$1,013.7	$1,251.9

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

Included in other liabilities are reclamation obligations of $8.2 million and $7.7 million as of September 30, 2013 and December 31, 2012, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments business.

3.  SEGMENT INFORMATION:

In the Company’s 2012 Annual Report on Form 10-K, the Company operated in five reportable segments. As discussed in Note 2, “Discontinued Operations,” the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its TiO2 Pigments and Other businesses. As a result, the Company operates in two reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer. The two segments are: (1) Lithium and (2) Surface Treatment.

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The Corporate and other classification also includes the results of operations of the metal sulfides and wafer reclaim businesses.

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Net Sales:
Lithium	$120.3	$116.0	$364.5	$355.3
Surface Treatment	193.6	175.3	569.3	547.7
Corporate and other	31.9	29.6	97.0	98.8
Total (a)	$345.8	$320.9	$1,030.8	$1,001.8

(a)               This amount does not include $544.3 million and $541.9 million for the three months ended September 30, 2013 and 2012, respectively, and $1,766.2 million and $1,676.1 million for the nine months ended September 30, 2013 and 2012, respectively, of net sales from discontinued operations.

The Company uses Adjusted EBITDA on a segment basis to assess the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) before taxes as the most comparable U.S. GAAP measure. The summary of segment information below includes “Adjusted EBITDA,” a non-GAAP financial measure used by the Company’s chief operating decision maker and senior management to evaluate the operating performance of each segment. See Note 3, “Segment Information,” in the Company’s 2012 Annual Report on Form 10-K for a discussion of the use of Adjusted EBITDA as a non-GAAP financial measure.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Adjusted EBITDA:
Lithium	$43.1	$45.4	$139.0	$137.9
Surface Treatment	45.0	37.9	127.9	116.6
Corporate and other	(6.5)	0.4	(21.8)	(14.1)
Total (a)	$81.6	$83.7	$245.1	$240.4

(a)               This amount does not include $77.1 million and $95.7 million for the three months ended September 30, 2013 and 2012, respectively, and $246.0 million and $393.0 million for the nine months ended September 30, 2013 and 2012, respectively, of Adjusted EBITDA from discontinued operations.

	Identifiable Assets as of
	September 30,	December 31,
($ in millions)	2013	2012
Lithium	$1,306.2	$1,257.6
Surface Treatment	1,051.1	977.4
Corporate and other (a)	1,369.1	1,616.8
Eliminations (b)	(391.1)	(431.9)
Total (c)	$3,335.3	$3,419.9

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

(c)                Amounts do not include $1,683.0 million and $2,592.6 million of identifiable assets at September 30, 2013 and December 31, 2012, respectively, from discontinued operations. Total identifiable assets including these amounts were $5,018.3 million and $6,012.5 million as of September 30, 2013 and December 31, 2012, respectively.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2012 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) before taxes to Adjusted EBITDA are described more fully below:

		Surface	Corporate
($ in millions)	Lithium	Treatment	and other	Consolidated
Three months ended September 30, 2013
Income (loss) from continuing operations before taxes	$27.6	$43.4	$(71.6)	$(0.6)
Interest expense, net	0.5	2.9	17.8	21.2
Depreciation and amortization	11.6	7.9	3.3	22.8
Restructuring and other severance costs (a)	1.4	1.0	2.2	4.6
Systems/organization establishment expenses (b)	0.2	0.1	—	0.3
Acquisition and disposal costs (c)	—	0.7	1.5	2.2
Loss on early extinguishment/modification of debt (d)	2.2	3.1	10.2	15.5
Asset write-downs and other (e)	(0.8)	0.1	—	(0.7)
Gain on previously held equity investment (f)	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net (g)	0.4	1.3	29.5	31.2
Other	—	0.5	0.6	1.1
Total Adjusted EBITDA from continuing operations	$43.1	$45.0	$(6.5)	$81.6
Three months ended September 30, 2012
Income (loss) from continuing operations before taxes	$32.2	$23.1	$(12.9)	$42.4
Interest expense, net	0.7	3.0	7.9	11.6
Depreciation and amortization	11.1	7.8	3.4	22.3
Restructuring and other severance costs (a)	1.3	2.4	—	3.7
Systems/organization establishment expenses (b)	0.1	0.6	—	0.7
Acquisition and disposal costs (c)	—	—	1.6	1.6
Asset write-downs and other	—	0.1	—	0.1
Foreign exchange loss (gain) on financing activities, net	—	1.0	(1.2)	(0.2)
Other	—	(0.1)	1.6	1.5
Total Adjusted EBITDA from continuing operations	$45.4	$37.9	$0.4	$83.7
Nine months ended September 30, 2013
Income (loss) from continuing operations before taxes	$87.2	$100.8	$(146.6)	$41.4
Interest expense, net	1.9	8.8	57.2	67.9
Depreciation and amortization	34.5	23.4	10.1	68.0
Restructuring and other severance costs (a)	5.8	4.4	3.0	13.2
Systems/organization establishment expenses (b)	0.7	0.8	—	1.5
Acquisition and disposal costs (c)	0.1	1.5	4.1	5.7
Loss on early extinguishment/modification of debt (d)	2.2	3.1	10.2	15.5
Asset write-downs and other (e)	3.9	0.1	—	4.0
Gain on previously held equity investment (f)	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net (g)	2.7	—	39.0	41.7
Other	—	1.0	1.2	2.2
Total Adjusted EBITDA from continuing operations	$139.0	$127.9	$(21.8)	$245.1
Nine months ended September 30, 2012
Income (loss) from continuing operations before taxes	$84.6	$69.5	$(61.5)	$92.6
Interest expense, net	2.6	11.8	26.8	41.2
Depreciation and amortization	32.6	23.6	9.9	66.1
Restructuring and other severance costs (a)	13.4	4.4	0.1	17.9
Systems/organization establishment expenses (b)	0.4	0.6	—	1.0
Acquisition and disposal costs (c)	—	0.1	1.8	1.9
Loss on early extinguishment/modification of debt (d)	2.2	3.0	4.5	9.7
Asset write-downs and other	—	0.2	—	0.2
Foreign exchange loss on financing activities, net (g)	2.0	3.1	2.8	7.9
Other (c)	0.1	0.3	1.5	1.9
Total Adjusted EBITDA from continuing operations	$137.9	$116.6	$(14.1)	$240.4

(a)               See Note 14, “Restructuring and Other Severance Costs,” for further details.

(b)               Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(c)                Primarily represents professional fees incurred in connection with exploring strategic options.

(d)               For the three and nine months ended September 30, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, the Company recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million. For the nine months ended September 30, 2012, the charge of $9.7 million relates to redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes.

(e)                Primarily represents the write-off of assets related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

(f)                 Represents the gain as a result of revaluing the Company’s previously held equity interest to fair value related to the acquisition of the remaining 50% interest in a Surface Treatment joint venture in India on July 1, 2013 for a purchase price of $21.0 million.

(g)                For the three and nine months ended September 30, 2013, foreign exchange losses of $31.2 million and $41.7 million, respectively, primarily relate to the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans. For the nine months ended September 30, 2012, foreign exchange losses of $7.9 million primarily relate to the impact of the weaker Euro as of September 30, 2012 as compared to December 31, 2011 in connection with non-operating Euro-denominated transactions.

4.  VARIABLE INTEREST ENTITIES:

As discussed in Note 2, “Discontinued Operations,” the Company entered into a definitive agreement on September 17, 2013 to sell its TiO2 Pigments and Other businesses, which include Titanium Dioxide Pigments and the Timber Treatment Chemicals business. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals.

Titanium Dioxide Pigments

The Company formed a Titanium Dioxide Pigments venture with Kemira Oyj (“Kemira”) in September 2008. The Company previously owned 61% of the venture and consolidated it based on the “voting interest” model given its majority ownership and ability to control decision making. On February 15, 2013, the Company acquired Kemira’s 39% interest in the Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase). The increase in ownership was accounted for as an equity transaction. As a result, the Company owns 100% of the Titanium Dioxide Pigments business. In conjunction with this venture, there is a power plant that was previously determined to be a variable interest entity (“VIE”). Subsequent to the purchase of Kemira’s 39% interest, the power plant will continue to be a VIE.

Viance LLC

The Company also had a variable interest entity in its Viance LLC joint venture, which was part of the Timber Treatment Chemicals business. The carrying values of the assets and liabilities of the Viance joint venture included in assets of discontinued operations and liabilities of discontinued operations in the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
($ in millions)	2013	2012
Total assets (a)	$71.1	$73.7

Total liabilities	$3.1	$5.3

(a)               The majority of these assets are other intangible assets.

Other

As of September 30, 2013 and December 31, 2012, Rockwood’s aggregate net investment in ventures from continuing operations, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, were $31.9 million and $25.6 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheets and represent Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

See Item 8. Financial Statements and Supplementary Data - Note 4, “Variable Interest Entities,” in the Company’s 2012 Annual Report for further details.

5.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt instruments and derivatives. Due to their short term maturity, the carrying amount of receivables and payables approximates fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates. As a result, certain derivative financial instruments may be used when available on a cost-effective basis to hedge the underlying economic exposure. Certain of these instruments qualify as cash flow and net investment hedges upon meeting the requisite criteria, including effectiveness of offsetting hedged exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

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

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of a change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the three and nine months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013, gains of $0.1 million were reclassified for both periods from accumulated other comprehensive income into income. For the three and nine months ended September 30, 2012, losses of $0.2 million and $0.3 million, respectively, were reclassified from accumulated other comprehensive income into income.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2013 and December 31, 2012:

		September 30, 2013		December 31, 2012
($ in millions)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$4.2	$0.2	$—	$—
Total derivatives designated as hedging instruments			$0.2		$—

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of September 30, 2013 and December 31, 2012, based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of September 30, 2013 and December 31, 2012, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2013 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and nine months ended September 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$0.2	$0.2	$0.2	$(0.1)

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$—	$—	$—	$(0.3)

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of September 30, 2013 and December 31, 2012, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents, marketable securities and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2012 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —                Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013			As of December 31, 2012
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$759.5	$759.5	$—	$1,110.1	$1,110.1	$—
Government securities	0.3	0.3	—	0.3	0.3	—
Marketable equity securities	—	—	—	2.2	2.2	—
Foreign exchange contracts	0.2	—	0.2	—	—	—
Total assets at fair value	$760.0	$759.8	$0.2	$1,112.6	$1,112.6	$—

Liabilities
Interest rate swaps	$—	$—	$—	$4.8	$—	$4.8
Total liabilities at fair value	$—	$—	$—	$4.8	$—	$4.8

With regard to assets and liabilities required to be measured at fair value on a non-recurring basis, the Company wrote-off assets in the amount of $4.0 million in the nine months ended September 30, 2013 related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility. These assets were written down to zero as it was determined there is no estimated recoverability as these assets will no longer be used. These write-downs are characterized as Level 3 in the fair value hierarchy and were recorded in “asset write-downs and other” in the condensed consolidated statements of operations.

Debt

As of September 30, 2013 and December 31, 2012, the Company’s estimated fair value of its unsecured Senior Notes due in 2020 (“2020 Notes”) was $1,259.4 million and $1,300.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,250.0 million at September 30, 2013 and December 31, 2012. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

The carrying value of the Company’s term loans under the senior secured credit facility that were paid in September 2013 approximated fair value as interest was based on prevailing variable market rates currently available. As a result, the Company categorized these term loans as level 2 in the fair value hierarchy as of December 31, 2012.

6.  INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2013	2012
Raw materials	$64.6	$55.2
Work-in-process	53.6	51.3
Finished goods	113.2	106.2
Total	$231.4	$212.7

7.  GOODWILL:

Below are goodwill balances and activity by segment:

		Surface	Corporate
($ in millions)	Lithium	Treatment	and other	Total
Balance, December 31, 2012	$263.7	$342.1	$4.7	$610.5
Acquisitions	—	16.6	—	16.6
Foreign exchange	6.9	8.8	0.2	15.9
Balance, September 30, 2013	270.6	367.5	4.9	643.0

8.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of September 30, 2013			As of December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$109.8	$(77.6)	$32.2	$102.6	$(69.6)	$33.0
Trade names and trademarks	43.3	(19.3)	24.0	46.0	(21.1)	24.9
Customer relationships	145.3	(80.7)	64.6	127.2	(72.6)	54.6
Other	35.6	(25.2)	10.4	37.2	(26.3)	10.9
Total	$334.0	$(202.8)	$131.2	$313.0	$(189.6)	$123.4

Amortization of other intangible assets was $6.8 million and $6.2 million in each of the three months ended September 30, 2013 and 2012, respectively, and $19.6 million and $19.0 million, respectively, for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2013	$25.9
2014	23.1
2015	19.8
2016	17.9
2017	17.0

9.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	September 30,	December 31,
($ in millions)	2013	2012
Senior secured credit facilities:
Term Loan A	$—	$336.9
Term Loan B	—	587.3
2020 Unsecured senior notes	1,250.0	1,250.0
Capitalized lease obligations	31.8	32.8
Other loans	13.7	12.8
	1,295.5	2,219.8
Less current maturities	(8.2)	(38.4)
Total	$1,287.3	$2,181.4

On September 4, 2013, Rockwood Specialties Group, Inc. (“RSGI”), an indirect 100% owned subsidiary of the Company, prepaid all of its outstanding borrowings under the term loans under the Company’s senior secured credit facility. The aggregate outstanding borrowings were $893.5 million, consisting of $306.2 million of term loan A and $587.3 million of term loan B. On September 20, 2013, RSGI terminated all commitments under the its senior secured credit agreement and all obligations were discharged, including those under the revolving credit commitments.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2012 Annual Report on Form 10-K.

10.  INCOME TAXES:

The Company recorded an income tax benefit of $9.0 million on a loss from continuing operations of $0.6 million for the three months ended September 30, 2013 and an income tax charge of $0.8 million on income from continuing operations of $41.4 million (effective tax rate of 1.9%) for the nine months ended September 30, 2013. The income tax benefit for the three month period is favorably impacted by the reversal of tax reserves and a beneficial foreign earnings mix. The effective tax rate for the nine months ended September 30, 2013 is lower than the U.S. statutory rate of 35% primarily due to the reversal of tax reserves and a beneficial foreign earnings mix.

The effective tax rate on income from continuing operations was 32.1% and (121.0)% for the three and nine months ended September 30, 2012, respectively. Excluding the impact of the $139.0 million valuation allowance reversal, the effective tax rate on income from continuing operations was 29.2% for the nine months ended September 30, 2012. The effective tax rate for each period is lower than the U.S. statutory rate of 35% primarily due to the favorable impact of certain current year domestic income that was not tax effected due to a valuation allowance reversal and a beneficial foreign earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance attributable to deferred tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2012	$17.7
U.S. valuation allowance - Federal (capital loss)	(2.1)
U.S. valuation allowance - State	1.0
Foreign valuation allowance	0.1
Balance as of September 30, 2013	$16.7

Unrecognized tax benefits at September 30, 2013 were $31.2 million, all of which, if recognized, would impact the effective tax rate. The Company had accrued $10.2 million for interest and penalties as of September 30, 2013. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $3.7 million.

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

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of September 30, 2013 and December 31, 2012 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans caused income from continuing operations before taxes to decrease by $3.3 million and $2.9 million for the three months ended September 30, 2013 and 2012, respectively, and $9.9 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively. The total tax benefit recognized related to stock awards was $1.1 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

In the third quarter of 2013, the Company modified equity awards held by employees of the former Advanced Ceramics segment and recognized additional expense of $4.5 million, which is included in income from discontinued operations in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2013.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2012 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

12.  PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Service cost	$0.9	$0.9	$2.8	$2.7
Interest cost	3.6	4.0	10.8	12.0
Expected return on assets	(2.1)	(2.1)	(6.2)	(6.2)
Amortization of actuarial losses	1.5	0.7	4.4	2.1
Amortization of prior service cost	0.2	0.2	0.5	0.5
Total pension cost	$4.1	$3.7	$12.3	$11.1

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $17.1 million during 2013, of which $13.6 million was contributed in the nine months ended September 30, 2013.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $1.9 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. The expense for the multi-employer plans was $0.4 million for each of the three months ended September 30, 2013 and 2012, respectively, and $1.2 million for each of the nine months ended September 30, 2013 and 2012, respectively.

13.  EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts; shares in thousands)	2013	2012	2013	2012
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$8.4	$28.8	$40.6	$204.6
Income from discontinued operations	1,103.5	30.8	1,120.9	153.9
Net income	$1,111.9	$59.6	$1,161.5	$358.5

EPS Denominator:
Basic weighted average number of common shares outstanding	74,262	77,639	76,611	77,542
Effect of dilutive stock options and other incentives	1,644	2,324	1,653	2,372
Diluted weighted average number of common shares outstanding and common stock equivalents	75,906	79,963	78,264	79,914

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.11	$0.37	$0.53	$2.64
Earnings from discontinued operations	14.86	0.40	14.63	1.98
Basic earnings per share	$14.97	$0.77	$15.16	$4.62

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.11	$0.36	$0.52	$2.56
Earnings from discontinued operations	14.54	0.39	14.32	1.93
Diluted earnings per share	$14.65	$0.75	$14.84	$4.49

For the three and nine months ended September 30, 2013 and 2012, there were no outstanding shares that would have had an anti-dilutive effect.

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

The following table provides the restructuring and other severance costs for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Severance/Relocation	$0.2	$0.7	$2.2	$1.0
Facility/entity closure and other	4.0	2.8	8.9	4.4
Asset write-downs	—	0.1	—	11.6
Restructuring charge	4.2	3.6	11.1	17.0
Other severance costs	0.4	0.1	2.1	0.9
Total	$4.6	$3.7	$13.2	$17.9

For the three months ended September 30, 2013, the restructuring charges primarily relate to environmental reserves recorded for facilities retained as part of the sale of the TiO2 Pigments and Other businesses, as well as closure costs related to the move of the Lithium headquarters to a new location.

For the nine months ended September 30, 2013, the restructuring charges primarily relate to the closure of a lithium manufacturing facility in the U.S., environmental reserves recorded for facilities retained as part of the sale of the TiO2 Pigments and Other businesses, organizational changes in the Surface Treatment segment, as well as closure costs related to the move of the Lithium headquarters to a new location.

All restructuring actions still in progress as of September 30, 2013 are expected to be substantially complete within the next twelve months. However, payouts of certain liabilities resulting from these actions will take place over several years. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2012	$6.1	$1.9	$8.0
Restructuring charge in 2013	2.2	8.9	11.1
Utilized	(4.3)	(4.0)	(8.3)
Foreign exchange and other	(0.3)	(1.8)	(2.1)
Liability balance, September 30, 2013	$3.7	$5.0	$8.7

The total charges for open restructuring actions and the future costs for those actions are summarized below:

		Surface	Corporate
($ in millions)	Lithium	Treatment	and other	Total
Severance/Relocation
Total charges	$4.6	$5.1	$0.4	$10.1
Incurred to date	(4.4)	(5.0)	(0.2)	(9.6)
Expected future costs	$0.2	$0.1	$0.2	$0.5
Facility/Entity Closure
Total charges (a)	$32.4	$7.4	$1.6	$41.4
Incurred to date (a)	(31.6)	(5.8)	(0.6)	(38.0)
Expected future costs	$0.8	$1.6	$1.0	$3.4

(a)               Includes $10.3 million related to the write-off of a trade name in the Lithium segment in connection with the reorganization of the Specialty Chemicals segment into two reportable segments and a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S.

15.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

						Total
	Pension related	Foreign	Intercompany foreign	Net investment	Foreign exchange	accumulated other
($ in millions)	adjustments, net of tax	currency translation	currency loans	hedge, net of tax	contracts, net of tax	comprehensive income (loss)
Balance at December 31, 2012	$(146.0)	$203.6	$117.4	$(189.9)	$—	$(14.9)
Other comprehensive loss before reclassifications	(1.4)	30.7	19.1	—	0.1	48.5
Amounts reclassified from accumulated other comprehensive loss to net income	22.6	3.3	(1.5)	—	—	24.4
Amounts reclassified from noncontrolling interest to accumulated other comprehensive loss (a)	(27.6)	—	—	—	—	(27.6)
Balance at September 30, 2013	$(152.4)	$237.6	$135.0	$(189.9)	$0.1	$30.4

(a)               This represents the amount of accumulated other comprehensive loss reclassified as a result of the Company’s purchase of Kemira’s 39% interest in the Titanium Dioxide Pigment’s venture in February 2013.

The amounts reclassified from accumulated other comprehensive income (loss) into net income are as follows:

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Accumulated Other	Three months ended	Nine months ended
Comprehensive Income (Loss) Components	September 30, 2013	September 30, 2013
Pension related adjustments:
Sale of Advanced Ceramics (a)	$(18.1)	$(18.1)
Actuarial losses (b)	(4.1)	(12.4)
Prior service costs (b)	(0.2)	(0.6)
	(22.4)	(31.1)
Income tax provision	6.1	8.5
	$(16.3)	$(22.6)

Foreign currency translation:
Sale of Advanced Ceramics (a)	(3.3)	(3.3)
	$(3.3)	$(3.3)

Intercompany foreign currency loans:
Sale of Advanced Ceramics (a)	$1.5	$1.5
	$1.5	$1.5

Total reclassifications for the period	$(18.1)	$(24.4)

(a)               Amounts reclassified to gain on sale of discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

(b)               These accumulated other comprehensive income components are included in the computation of net periodic pension costs that are recorded in costs of products sold and selling, general and administrative expenses in the condensed consolidated statements of operations. In addition, these accumulated other comprehensive income components include the effect of actuarial losses and prior service costs from discontinued operations.

16.      COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, regulatory and environmental matters of a nature considered normal for its business. The Company accrues for amounts related to these matters if it is probable that a liability has been incurred, and an amount can be reasonably estimated. The Company discloses such matters when there is at least a reasonable possibility that a material loss may have been incurred. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant in several lawsuits in Germany (District Court of Frankfurt and District Court of Rottweil) and the Netherlands (High Court of Hertogenbosch), which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. The court in the Dutch litigation concluded in March 2012 that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €1.3 million ($1.8 million) to €4.3 million ($5.8 million) as of September 30, 2013. However, the Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

Migratory Bird Matter

In August 2011, the U.S. Department of Justice Environment and Natural Resources Division (“DOJ”), along with the U.S. Fish and Wildlife Service (“FWS”) and the Nevada Department of Wildlife (“NDOW”) commenced an investigation relating to alleged migratory bird deaths at the Company’s subsidiary in Silver Peak, Nevada in violation of the Migratory Bird Treaty Act of 1918 (“MBTA”). The Company’s subsidiary is working with the DOJ, FWS and NDOW to address any migratory bird issues. On October 16, 2013, the Company’s subsidiary entered into a plea agreement, and the court entered a judgment for a one count class B misdemeanor for violations of the MBTA. Pursuant to such judgment, the Company’s subsidiary was sentenced to probation for a period of 18 months, paid a fine to the FWS of $15,000 and paid restitution to the North American Wetlands fund of $75,000.

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the German Fiscal Court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of September 30, 2013 is from €0.0 million to €5.2 million ($7.0 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it would not intervene at that time and the court ordered the complaint to be unsealed. The complaint was served on the Company in November 2012 by Osmose, Inc. (“Osmose”), a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products. In March 2013, Osmose filed an amended complaint. In May 2013, the Company’s subsidiary filed a motion to dismiss the action. The Company cannot estimate the loss or possible range of loss, if any, in connection with this matter and intends to vigorously defend this matter.

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on its financial condition, results of operations or cash flows.

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $1.8 million and in the aggregate equal $2.7 million as of September 30, 2013. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters—The Company is indemnified by third parties in connection with certain matters related to acquired and divested businesses. The Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, except as regards to pension obligations disclosed below. However, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to such third parties are uncontested, the Company expects to realize recoveries within the short term.

The Company may be subject to indemnity claims relating to properties or businesses it divested. For example, the Company has agreed to indemnify the buyer of its former plastic compounding and Clay-based Additives businesses for certain environmental matters which may arise in the future that relate to the period prior to the closing.

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of September 30, 2013, the Company has recorded a reserve of €4.9 million ($6.6 million) against its related receivable of €5.4 million ($7.3 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

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

In addition, “Superfund” statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all of the clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at September 30, 2013:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X		X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
France	Sens	X
Germany	Duisburg				X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Stadeln	X	X
	Troisdorf	X	X	X
The Netherlands	Oss	X
United Kingdom	Birtley			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Kings Mountain, NC				X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

(e)                The Company is responsible for certain liabilities related to environmental matters at these formerly owned or closed facilities.

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

In connection with the sale of Titanium Dioxide Pigments and Other business, the Company agreed to retain liability for certain environmental matters at several operating sites where the Company currently has environmental reserves, including Birtley, UK, Hainhausen, Germany, Shenzhen, China, Beltsville, Maryland, East St. Louis, Illinois, Easton, Pennsylvania and Valdosta, Georgia.  Accordingly, the reserves for these sites are not included in discontinued operations and the reserves for other operating sites are included in discontinued operations (Duisburg, Uerdingen, and Schwarzheide, Germany, Kipsikorpi, Finland, Harrisburg, North Carolina and Turin, Italy). In addition, the Company agreed to indemnify the buyer for certain environmental matters at such other operating sites of the businesses for a limited period subject to certain limitations, caps and deductibles.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from or to third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $40.9 million and $38.4 million for environmental liabilities as of September 30, 2013 and December 31, 2012, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets.

Included in the environmental liabilities are reclamation obligations of $15.1 million and $14.9 million as of September 30, 2013 and December 31, 2012, respectively. These obligations primarily relate to post-closure reclamation in the surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($25.8 million and $23.5 million as of September 30, 2013 and December 31, 2012, respectively) represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of September 30, 2013 is from $25.8 million to $50.3 million. Of these accruals, $13.9 million and $13.4 million as of September 30, 2013 and December 31, 2012, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. For the nine months ended September 30, 2013, the Company recorded charges of $3.4 million to increase its environmental liabilities and made payments of $1.2 million for reclamation and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2013, the recurring cost of managing hazardous substances for ongoing operations is $7.1 million.

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

17.      GUARANTOR FINANCIAL STATEMENTS:

Rockwood Holdings Inc. (“Parent Company”) and certain of its 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) jointly and severally, and fully and unconditionally guarantee the 2020 Notes in the aggregate principal amount of $1.25 billion issued in September 2012 by RSGI, an indirect 100% owned subsidiary of the Company. The following presents the consolidating financial information separately for:

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

The Parent Company Guarantor, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are parties to cash concentration arrangements with three financial institutions to maximize the availability of cash for general corporate and operating purposes. Cash balances under one of the cash concentration arrangements are swept daily from the accounts of the entities who are party to the arrangement into the concentration account. There are no restrictions under the cash concentration arrangements on the movement of cash between the Parent Company Guarantor, the Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. There are no significant restrictions on the ability of RSGI or any Guarantor Subsidiaries to obtain funds by dividend or loan. However, there are restrictions contained in the indenture governing the 2020 Notes on the ability of the Parent Company to obtain funds from RSGI and its subsidiaries. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2012 Annual Report on Form 10-K for further details.

The following tables present the Company’s consolidating statement of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, respectively, and the Company’s consolidating balance sheets as of September 30, 2013 and December 31, 2012:

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$88.3	$282.5	$(25.0)	$345.8
Cost of products sold	—	—	56.1	162.5	(25.5)	193.1
Gross profit	—	—	32.2	120.0	0.5	152.7
Selling, general and administrative expenses	—	—	29.4	68.1	—	97.5
Gain on previously held equity investment	—	—	—	(16.0)	—	(16.0)
Restructuring and other severance costs	—	—	0.3	4.3	—	4.6
Asset write-downs and other	—	—	(0.9)	0.2	—	(0.7)
Operating income	—	—	3.4	63.4	0.5	67.3
Other income (expenses), net:
Intergroup interest, net	—	15.6	(3.0)	(12.6)	—	—
Interest expense, net	—	(20.7)	(0.8)	0.3	—	(21.2)
Loss on early extinguishment/modification of debt	—	(0.8)	(4.3)	(10.4)	—	(15.5)
Intergroup other, net	—	58.7	(51.5)	(7.2)	—	—
Foreign exchange loss on financing activities, net	—	(11.6)	(0.2)	(19.4)	—	(31.2)
Other, net	—	—	—	—	—	—
Other income (expenses), net	—	41.2	(59.8)	(49.3)	—	(67.9)
Income (loss) from continuing operations before taxes	—	41.2	(56.4)	14.1	0.5	(0.6)
Income tax provision (benefit)	—	2.7	(0.4)	(11.3)	—	(9.0)
Net income (loss) from continuing operations	—	38.5	(56.0)	25.4	0.5	8.4
(Loss) income from discontinued operations, net of tax	—	(6.1)	6.4	(60.5)	—	(60.2)
Gain on sale of discontinued operations, net of tax	—	3.0	8.9	1,151.9	—	1,163.8
Equity in undistributed earnings of subsidiaries	1,111.9	1,076.5	13.4	1,111.9	(3,313.7)	—
Net income (loss)	1,111.9	1,111.9	(27.3)	2,228.7	(3,313.2)	1,112.0
Net income attributable to the noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Rockwood Holdings, Inc. shareholders	$1,111.9	$1,111.9	$(27.3)	$2,228.6	$(3,313.2)	$1,111.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income (loss)	$1,111.9	$1,111.9	$(27.3)	$2,228.7	$(3,313.2)	$1,112.0

Other comprehensive income	103.5	103.5	0.9	177.0	(280.7)	104.2

Comprehensive income (loss)	1,215.4	1,215.4	(26.4)	2,405.7	(3,593.9)	1,216.2
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Rockwood Holdings, Inc. shareholders	$1,215.4	$1,215.4	$(26.4)	$2,405.5	$(3,593.9)	$1,216.0

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent Company		Guarantor	Non-Guarantor	Consolidating	Total Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$249.1	$849.4	$(67.7)	$1,030.8
Cost of products sold	—	—	156.1	478.7	(67.3)	567.5
Gross profit	—	—	93.0	370.7	(0.4)	463.3
Selling, general and administrative expenses	—	0.4	89.8	205.4	—	295.6
Gain on previously held equity investment	—	—	—	(16.0)	—	(16.0)
Restructuring and other severance costs	—	—	7.2	6.0	—	13.2
Asset write-downs and other	—	—	3.8	0.2	—	4.0
Operating (loss) income	—	(0.4)	(7.8)	175.1	(0.4)	166.5
Other income (expenses), net:
Intergroup interest, net	—	53.4	(9.2)	(44.2)	—	—
Interest expense, net	—	(66.1)	(1.8)	—	—	(67.9)
Loss on early extinguishment/modification of debt	—	(0.8)	(4.3)	(10.4)	—	(15.5)
Intergroup other, net	—	58.7	(36.6)	(22.1)	—	—
Foreign exchange loss on financing activities, net	—	(18.0)	(0.5)	(23.2)	—	(41.7)
Other, net	—	—	—	—	—	—
Other income (expenses), net	—	27.2	(52.4)	(99.9)	—	(125.1)
Income (loss) income from continuing operations before taxes	—	26.8	(60.2)	75.2	(0.4)	41.4
Income tax (benefit) provision	—	(0.7)	(0.2)	1.9	(0.2)	0.8
Net income (loss) from continuing operations	—	27.5	(60.0)	73.3	(0.2)	40.6
(Loss) income from discontinued operations, net of tax	—	(6.1)	17.9	(55.5)	—	(43.7)
Gain on sale of discontinued operations, net of tax	—	3.0	8.9	1,151.9	—	1,163.8
Equity in undistributed earnings of subsidiaries	1,161.5	1,137.1	46.7	1,161.5	(3,506.8)	—
Net income	1,161.5	1,161.5	13.5	2,331.2	(3,507.0)	1,160.7
Net loss attributable to the noncontrolling interest	—	—	—	0.8	—	0.8
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,161.5	$1,161.5	$13.5	$2,332.0	$(3,507.0)	$1,161.5

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$1,161.5	$1,161.5	$13.5	$2,331.2	$(3,507.0)	$1,160.7

Other comprehensive income	45.3	45.3	0.1	99.0	(115.4)	74.3

Comprehensive income	1,206.8	1,206.8	13.6	2,430.2	(3,622.4)	1,235.0
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$1,206.8	$1,206.8	$13.6	$2,429.6	$(3,622.4)	$1,234.4

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$78.8	$267.0	$(24.9)	$320.9
Cost of products sold	—	—	55.4	147.8	(24.9)	178.3
Gross profit	—	—	23.4	119.2	—	142.6
Selling, general and administrative expenses	—	—	24.2	60.5	—	84.7
Restructuring and other severance costs	—	—	2.5	1.2	—	3.7
Asset write-downs and other	—	—	—	0.1	—	0.1
Operating income	—	—	(3.3)	57.4	—	54.1
Other income (expenses), net:
Intergroup interest, net	—	7.1	(2.5)	(4.6)	—	—
Interest expense, net	—	(10.6)	(0.3)	(0.7)	—	(11.6)
Intergroup other, net	—	—	12.3	(12.3)	—	—
Foreign exchange gain (loss) on financing activities, net	—	0.1	(0.2)	0.3	—	0.2
Other, net	—	—	(0.1)	(0.2)	—	(0.3)
Other (expense) income, net	—	(3.4)	9.2	(17.5)	—	(11.7)
(Loss) income from continuing operations before taxes	—	(3.4)	5.9	39.9	—	42.4
Income tax (benefit) provision	—	(10.8)	11.6	12.8	—	13.6
Net income (loss) from continuing operations	—	7.4	(5.7)	27.1	—	28.8
Income from discontinued operations, net of tax	—	—	7.6	22.6	—	30.2
Equity in undistributed earnings of subsidiaries	59.6	52.2	14.6	59.6	(186.0)	—
Net income	59.6	59.6	16.5	109.3	(186.0)	59.0
Net income attributable to the noncontrolling interest	—	—	—	0.6	—	0.6
Net income attributable to Rockwood Holdings, Inc. shareholders	$59.6	$59.6	$16.5	$109.9	$(186.0)	$59.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$59.6	$59.6	$16.5	$109.3	$(186.0)	$59.0

Other comprehensive income	29.1	29.1	—	154.8	(181.9)	31.1

Comprehensive income	88.7	88.7	16.5	264.1	(367.9)	90.1
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.2)	—	(1.2)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$88.7	$88.7	$16.5	$262.9	$(367.9)	$88.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$241.9	$830.0	$(70.1)	$1,001.8
Cost of products sold	—	—	159.1	$466.9	(70.1)	555.9
Gross profit	—	—	82.8	363.1	—	445.9
Selling, general and administrative expenses	—	0.3	81.4	194.5	—	276.2
Restructuring and other severance costs	—	—	3.3	14.6	—	17.9
Asset write-downs and other	—	—	—	0.2	—	0.2
Operating (loss) income	—	(0.3)	(1.9)	153.8	—	151.6
Other income (expenses), net:
Intergroup interest, net	—	40.8	(9.6)	(31.2)	—	—
Interest expense, net	—	(38.1)	(0.5)	(2.6)	—	(41.2)
Loss on early extinguishment/modification of debt	—	(0.3)	(3.4)	(6.0)	—	(9.7)
Intergroup other, net	—	—	28.0	(28.0)	—	—
Foreign exchange loss on financing activities, net	—	(4.3)	(0.6)	(3.0)	—	(7.9)
Other, net	—	—	(0.1)	(0.1)	—	(0.2)
Other (expenses) income, net	—	(1.9)	13.8	(70.9)	—	(59.0)
Income from continuing operations before taxes	—	(2.2)	11.9	82.9	—	92.6
Income tax (benefit) provision	—	(149.4)	13.9	23.5	—	(112.0)
Net income (loss) from continuing operations	—	147.2	(2.0)	59.4	—	204.6
Income from discontinued operations, net of tax	—	—	31.7	144.3	—	176.0
Equity in undistributed earnings of subsidiaries	358.5	211.3	43.1	358.5	(971.4)	—
Net income	358.5	358.5	72.8	562.2	(971.4)	380.6
Net income attributable to the noncontrolling interest	—	—	—	(22.1)	—	(22.1)
Net income attributable to Rockwood Holdings, Inc. shareholders	$358.5	$358.5	$72.8	$540.1	$(971.4)	$358.5

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$358.5	$358.5	$72.8	$562.2	$(971.4)	$380.6

Other comprehensive (loss) income	(1.9)	(3.6)	0.1	0.1	1.1	(4.2)

Comprehensive income	356.6	354.9	72.9	562.3	(970.3)	376.4
Comprehensive income attributable to noncontrolling interest	—	—	—	(19.6)	—	(19.6)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$356.6	$354.9	$72.9	$542.7	$(970.3)	$356.8

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.4	$811.5	$1,550.2	$(1,433.1)	$932.0
Restricted Cash	—	14.2	—	—	—	14.2
Accounts receivable, net	—	—	43.7	192.7	—	236.4
Intergroup receivable	—	764.3	520.9	15.3	(1,300.5)	—
Inventories	—	—	59.4	178.8	(6.8)	231.4
Deferred income taxes	—	—	—	6.6	—	6.6
Prepaid expenses and other current assets	—	0.1	15.0	70.6	—	85.7
Assets of discontinued operations	—	94.0	290.0	1,411.2	(112.2)	1,683.0
Total current assets	—	876.0	1,740.5	3,425.4	(2,852.6)	3,189.3
Property, plant and equipment, net	—	—	134.1	666.5	—	800.6
Investment in subsidiary	2,815.7	2,364.1	482.4	2,815.7	(8,477.9)	—
Goodwill	—	—	25.5	617.5	—	643.0
Other intangible assets, net	—	—	35.0	96.2	—	131.2
Intergroup receivable	88.4	854.3	142.1	993.5	(2,078.3)	—
Deferred financing costs, net	—	18.5	—	—	—	18.5
Deferred income taxes	—	122.5	—	68.9	(16.2)	175.2
Other assets	—	—	0.9	59.6	—	60.5
Total assets	$2,904.1	$4,235.4	$2,560.5	$8,743.3	$(13,425.0)	$5,018.3
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$7.9	$56.8	$—	$64.7
Intergroup payable	515.5	0.1	1,574.6	643.2	(2,733.4)	—
Accrued compensation	—	—	13.0	56.4	—	69.4
Accrued expenses and other current liabilities	—	27.0	19.3	57.8	—	104.1
Deferred income taxes	—	3.0	1.3	5.7	(2.3)	7.7
Long-term debt, current portion	—	—	—	8.2	—	8.2
Liabilities of discontinued operations	—	7.1	203.1	504.6	(171.6)	543.2
Total current liabilities	515.5	37.2	1,819.2	1,332.7	(2,907.3)	797.3
Long-term debt	—	1,250.0	—	37.3	—	1,287.3
Pension and related liabilities	—	—	14.4	258.9	—	273.3
Intergroup payable	23.0	120.0	399.9	1,475.7	(2,018.6)	—
Deferred income taxes	—	—	16.2	33.6	(16.2)	33.6
Other liabilities	—	12.5	25.1	68.1	(0.3)	105.4
Total liabilities	538.5	1,419.7	2,274.8	3,206.3	(4,924.4)	2,496.9
Restricted stock units	22.0	—	—	—	—	22.0
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,249.5	1,037.1	516.0	1,678.1	(3,231.2)	1,249.5
Accumulated other comprehensive income	30.4	31.7	2.4	139.5	(173.6)	30.4
Retained earnings (deficit)	1,464.2	1,746.9	(423.3)	3,398.9	(4,772.5)	1,464.2
Treasury stock, at cost	(401.3)	—	—	—	—	(401.3)
Total Rockwood Holdings, Inc. stockholders’ equity	2,343.6	2,815.7	285.7	5,381.2	(8,482.6)	2,343.6
Noncontrolling interest	—	—	—	155.8	—	155.8
Total equity	2,343.6	2,815.7	285.7	5,537.0	(8,482.6)	2,499.4
Total liabilities and equity	$2,904.1	$4,235.4	$2,560.5	$8,743.3	$(13,425.0)	$5,018.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$665.3	$296.6	$1,253.3	$(949.1)	$1,266.1
Accounts receivable, net	—	—	34.4	171.1	—	205.5
Intergroup receivable	—	263.5	34.8	7.8	(306.1)	—
Inventories	—	—	59.2	159.8	(6.3)	212.7
Deferred income taxes	—	—	—	6.8	0.7	7.5
Prepaid expenses and other current assets	—	—	14.0	33.9	—	47.9
Assets of discontinued operations	—	134.3	267.4	2,333.7	(142.8)	2,592.6
Total current assets	—	1,063.1	706.4	3,966.4	(1,403.6)	4,332.3
Property, plant and equipment, net	—	—	137.4	582.2	—	719.6
Investment in subsidiary	1,615.8	1,193.7	441.7	1,615.9	(4,867.1)	—
Goodwill	—	—	25.4	585.1	—	610.5
Intergroup receivable	70.3	1,415.6	146.4	55.5	(1,687.8)	—
Other intangible assets, net	—	—	41.8	81.6	—	123.4
Deferred financing costs, net	—	21.9	5.1	6.2	—	33.2
Deferred income taxes	—	130.9	6.7	9.3	—	146.9
Other assets	—	—	0.7	45.9	—	46.6
Total assets	$1,686.1	$3,825.2	$1,511.6	$6,948.1	$(7,958.5)	$6,012.5
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$12.7	$60.5	$—	$73.2
Intergroup payable	30.2	—	558.1	666.9	(1,255.2)	—
Income taxes payable	—	—	—	23.7	—	23.7
Accrued compensation	—	—	9.4	48.0	—	57.4
Accrued expenses and other current liabilities	—	20.6	23.9	42.7	—	87.2
Deferred income taxes	—	0.7	1.0	3.7	(1.4)	4.0
Long-term debt, current portion	—	30.6	—	7.8	—	38.4
Liabilities of discontinued operations	—	—	162.2	1,232.5	(142.8)	1,251.9
Total current liabilities	30.2	51.9	767.3	2,085.8	(1,399.4)	1,535.8
Long-term debt	—	2,143.5	—	37.9	—	2,181.4
Pension and related liabilities	—	—	15.3	260.8	—	276.1
Intergroup payable	16.7	2.1	440.2	1,228.7	(1,687.7)	—
Deferred income taxes	—	—	—	31.2	—	31.2
Other liabilities	—	11.9	27.7	56.1	—	95.7
Total liabilities	46.9	2,209.4	1,250.5	3,700.5	(3,087.1)	4,120.2
Restricted stock units	12.5	—	—	—	—	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,243.1	1,044.0	505.8	1,691.1	(3,240.9)	1,243.1
Accumulated other comprehensive (loss) income	(14.9)	(13.6)	2.3	69.5	(58.2)	(14.9)
Retained earnings (deficit)	399.1	585.4	(437.6)	1,069.2	(1,217.0)	399.1
Treasury stock, at cost	(1.4)	—	—	—	—	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,626.7	1,615.8	261.1	2,994.5	(4,871.4)	1,626.7
Noncontrolling interest	—	—	—	253.1	—	253.1
Total equity	1,626.7	1,615.8	261.1	3,247.6	(4,871.4)	1,879.8
Total liabilities and equity	$1,686.1	$3,825.2	$1,511.6	$6,948.1	$(7,958.5)	$6,012.5

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,161.5	$1,161.5	$13.5	$2,331.2	$(3,507.0)	$1,160.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(1,161.5)	(1,137.1)	(46.7)	(1,161.5)	3,506.8	—
Loss (income) from discontinued operations, net of tax	—	6.1	(17.9)	55.5		43.7
Gain on sale of discontinued operations, net of tax	—	(3.0)	(8.9)	(1,151.9)		(1,163.8)
Depreciation and amortization	—	—	19.5	48.5		68.0
Deferred financing costs amortization	—	2.1	0.8	0.8		3.7
Loss on early extinguishment/modification of debt	—	0.8	4.3	10.4		15.5
Gain on previously held equity investment	—	—	—	(16.0)		(16.0)
Foreign exchange loss on financing activities, net	—	18.0	0.5	23.2		41.7
Fair value adjustment of derivatives	—	—	—	—		—
Bad debt provision	—	—	—	0.2		0.2
Stock-based compensation	—	—	5.7	4.2		9.9
Deferred income taxes	—	(0.7)	(0.2)	—	(0.2)	(1.1)
Asset write-downs and other	—	—	3.8	0.2		4.0
Excess tax benefits from stock-based payment arrangements	—	—	—	(3.8)		(3.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(9.3)	(17.4)		(26.7)
Inventories	—	—	(0.3)	(15.3)	0.4	(15.2)
Prepaid expenses and other assets	—	—	9.3	(15.9)		(6.6)
Accounts payable	—	—	(2.9)	(1.8)		(4.7)
Income taxes payable	—	(4.9)	4.2	(43.1)		(43.8)
Accrued expenses and other liabilities	—	12.3	13.9	(0.1)		26.1
Intercompany operating activities, net	485.2	(510.8)	535.8	(26.2)	(484.0)	—
Net cash (used in) provided by operating activities of continuing operations	485.2	(455.7)	525.1	21.2	(484.0)	91.8
Net cash provided by operating activities of discontinued operations	—	(6.1)	22.6	170.5		187.0
Net cash (used in) provided by operating activities	485.2	(461.8)	547.7	191.7	(484.0)	278.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(15.2)	(113.5)		(128.7)
Acquisitions	—	—	—	(33.8)		(33.8)
Increase in restricted cash	—	(14.2)	—	—		(14.2)
Proceeds on sale of assets	—	—	2.2	0.3		2.5
Intercompany investing related activity	—	—	—	—		—
Net cash used in investing activities of continuing operations	—	(14.2)	(13.0)	(147.0)	—	(174.2)
Net cash provided by (used in) investing activities of discontinued operations	—	56.7	(32.6)	1,624.8		1,648.9
Net cash used in investing activities	—	42.5	(45.6)	1,477.8	—	1,474.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	9.5	—	—	—		9.5
Excess tax benefits from stock-based payment arrangements	—	—	—	3.8		3.8
Payments of long-term debt	—	(1,128.1)	—	(2.2)		(1,130.3)
Proceeds from long-term debt	—	204.0	—	0.6		204.6
Deferred financing costs	—	—	—	—		—
Fees related to early extinguishment/modification of debt	—	(0.1)	—	(5.1)		(5.2)
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)		(130.3)
Dividends paid to shareholders	(94.8)	—	—	—		(94.8)
Distributions to noncontrolling shareholders	—	—	—	—		—
Share repurchases	(399.9)	—	—	—		(399.9)
Intercompany financing related activity	—	683.4	11.2	(694.6)		—
Net cash provided by (used in) financing activities of continuing operations	(485.2)	(241.8)	11.2	(826.8)	—	(1,542.6)
Net cash used in financing activities of discontinued operations	—	—	2.0	(512.2)		(510.2)
Net cash provided by (used in) financing activities	(485.2)	(241.8)	13.2	(1,339.0)	—	(2,052.8)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	(0.4)	(32.0)	—	(33.2)
Net (decrease) increase in cash and cash equivalents	—	(661.9)	514.9	298.5	(484.0)	(332.5)
Less net (decrease) increase in cash and cash equivalents from discontinued operations	—	—	—	1.6	—	1.6
Increase (decrease) in cash and cash equivalents from continuing operations	—	(661.9)	514.9	296.9	(484.0)	(334.1)
Cash and cash equivalents, beginning of period	—	665.3	296.6	1,253.3	(949.1)	1,266.1
Cash and cash equivalents, end of period	$—	$3.4	$811.5	$1,550.2	$(1,433.1)	$932.0

(a) Net of governments grants of $2.2 million.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Gurantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$358.5	$358.5	$72.8	$562.2	$(971.4)	$380.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(358.5)	(211.3)	(43.1)	(358.5)	971.4	—
Income from discontinued operations, net of tax	—	—	(31.7)	(144.3)	—	(176.0)
Depreciation and amortization	—	—	21.6	44.5	—	66.1
Deferred financing costs amortization	—	0.1	0.9	1.6	—	2.6
Loss on early extinguishment/modification of debt	—	0.3	3.4	6.0	—	9.7
Foreign exchange loss on financing activities, net	—	4.3	0.6	3.0	—	7.9
Bad debt provision	—	—	0.2	0.4	—	0.6
Stock-based compensation	—	—	4.6	4.1	—	8.7
Deferred income taxes	—	(141.6)	4.8	4.7	—	(132.1)
Asset write-downs and other	—	—	1.2	10.6	—	11.8
Excess tax benefits from stock-based payment arrangements	—	—	—	(1.4)	—	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(6.9)	(21.2)	—	(28.1)
Inventories	—	—	(13.1)	(6.2)	—	(19.3)
Prepaid expenses and other assets	—	(1.8)	(2.8)	(4.7)	—	(9.3)
Accounts payable	—	—	(2.4)	(2.9)	—	(5.3)
Income taxes payable	—	(7.7)	8.1	(13.1)	—	(12.7)
Accrued expenses and other liabilities	—	(4.0)	(13.8)	7.1	—	(10.7)
Intercompany operating activities, net	5.6	54.9	41.9	27.8	(130.2)	—
Net cash provided by operating activities of continuing operations	5.6	51.7	46.3	119.7	(130.2)	93.1
Net cash provided by operating activities of discontinued operations	—	—	31.6	170.1	—	201.7
Net cash provided by operating activities	5.6	51.7	77.9	289.8	(130.2)	294.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(45.7)	(63.2)	—	(108.9)
Acquisitions	—	—	—	0.2	—	0.2
Proceeds on sale of assets	—	—	—	0.4	—	0.4
Net cash used in investing activities of continuing operations	—	—	(45.7)	(62.6)	—	(108.3)
Net cash used in investing activities of discontinued operations	—	—	(17.8)	(162.1)	—	(179.9)
Net cash used in investing activities	—	—	(63.5)	(224.7)	—	(288.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	6.0	—	—	—	—	6.0
Excess tax benefits from stock-based payment arrangements	—	—	—	1.4	—	1.4
Payments of long-term debt	—	(555.7)	—	(1.4)	—	(557.1)
Proceeds from long-term debt	—	1,600.0	—	6.2	—	1,606.2
Deferred financing costs	—	(27.1)	—	—	—	(27.1)
Fees related to early extinguishment/modification of debt	—	(6.8)	—	—	—	(6.8)
Dividends paid to shareholders	(54.3)	—	—	—	—	(54.3)
Intercompany financing related activity	—	(116.7)	384.7	(268.0)	—	—
Net cash (used in) provided by financing activities of continuing operations	(48.3)	893.7	384.7	(261.8)	—	968.3
Net cash provided by financing activities of discontinued operations	—	—	—	180.4	—	180.4
Net cash (used in) provided by financing activities	(48.3)	893.7	384.7	(81.4)	—	1,148.7
Effect of exchange rate changes on cash and cash equivalents	—	2.8	(0.5)	10.8	—	13.1
Net increase in cash and cash equivalents	(42.7)	948.2	398.6	(5.5)	(130.2)	1,168.4
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	2.0	—	2.0
(Decrease) increase in cash and cash equivalents from continuing operations	(42.7)	948.2	398.6	(7.5)	(130.2)	1,166.4
Cash and cash equivalents, beginning of period	42.7	—	234.5	291.8	(253.8)	315.2
Cash and cash equivalents, end of period	$—	$948.2	$633.1	$284.3	$(384.0)	$1,481.6

(a) Net of governments grants of $8.9 million.

18.       IMMATERIAL CORRECTIONS:

During the financial closing period for the third quarter of 2013, after a formal investigation, the Company determined that management at a single location in Italy within the Color Pigments and Services business of its former Performance Additives segment (reported in discontinued operations effective September 2013 - see Note 2, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. Based on the investigation, the Company has identified amounts and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements, now classified within discontinued operations, as well as the “Non-Guarantor Subsidiaries” column in the Company’s guarantor financial information (See Note 17, “Guarantor Financial Statements”). The major adjustments to the relevant balances as originally reported in continuing operations would have been as follows:

•                  Cost of products sold would have increased by $2.9 million and $5.5 million (including depreciation of $0.3 million and $0.9 million) for the three and nine month periods ended September 30, 2012, respectively (with gross profit correspondingly decreased).  After tax effects, net income would have decreased $2.0 million ($0.03 per share) and $3.8 million ($0.05 per share) for the three and nine months ended September 30, 2012, respectively.

•                  Inventories would have decreased by $12.8 million as of December 31, 2012.

•                  Accounts receivable, prepaid expenses and other current assets and other assets (non-current) would have decreased by $15.8 million as of December 31, 2012.

•                  Property, plant and equipment, net and other intangible assets, net would have increased by $11.7 million as of December 31, 2012.

•                  Accounts payable and other accrued liabilities would have increased by $17.6 million as of December 31, 2012.

•                  Deferred income taxes and other liabilities would have decreased by $4.6 million as of December 31, 2012.

The following tables set forth the impact of the corrections of immaterial errors in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and the Condensed Consolidated Balance Sheet as of December 31, 2012 and the Statement of Cash Flows for the nine months ended September 30, 2012. As noted above, certain of the immaterial adjustments related to periods prior to fiscal 2012 and have been reflected as a decrease in retained earnings as of January 1, 2012 in the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity. The cumulative (after-tax) effect of those adjustments is $25.5 million.

	Three months ended September 30, 2012
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Cost of products sold	$595.2	$2.9	$(419.8)	$178.3
Gross profit	267.6	(2.9)	(122.1)	142.6
Operating income	105.3	(2.9)	(48.3)	54.1
Income from continuing operations before taxes	84.3	(2.9)	(39.0)	42.4
Income from continuing operations	61.0	(2.0)	(30.2)	28.8
Net income	61.0	(2.0)	—	59.0
Net income attributable to Rockwood Holdings, Inc. shareholders	61.6	(2.0)	—	59.6

	Nine months ended September 30, 2012
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Cost of products sold	$1,747.2	$5.5	$(1,196.8)	$555.9
Gross profit	930.7	(5.5)	(479.3)	445.9
Operating income	405.9	(5.6)	(248.7)	151.6
Income from continuing operations before taxes	329.5	(5.7)	(231.2)	92.6
Income from continuing operations	384.4	(3.8)	(176.0)	204.6
Net income	384.4	(3.8)	—	380.6
Net income attributable to Rockwood Holdings, Inc. shareholders	362.3	(3.8)	—	358.5

	As of December 31, 2012
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Total current assets (a)	$2,666.5	$(27.7)	$1,693.5	$4,332.3
Total assets	5,973.7	(16.9)	55.7	6,012.5
Total current liabilities (b)	1,081.2	17.6	437.0	1,535.8
Total liabilities (c)	4,051.5	13.0	55.7	4,120.2
Retained earnings	428.4	(29.3)	—	399.1
Total equity	1,909.7	(29.9)	—	1,879.8

(a) Adjustments primarily in inventories, prepaid and other current assets.

(b) Adjustments primarily in accounts payable.

(c) Adjustments primarily in deferred income taxes and other liabilities.

	Nine months ended September 30, 2012
			Reclassifications
	As Previously		for Discontinued	As Corrected
	Reported	Adjustments	Operations	and Reclassified
Net cash provided by operating activities from continuing operations	$291.6	$5.9	$(204.4)	$93.1
Net cash used by investing activities from continuing operations	(282.8)	(5.4)	179.9	(108.3)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We serve more than 50,000 customers across a wide variety of industries and geographic areas. We operate through two reportable segments: (1) Lithium and (2) Surface Treatment. We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction, bolt-on acquisitions and increasing stockholder value.

In early 2013, we announced our plans to strategically evaluate our businesses. As a result:

•                  On June 14, 2013, the Company entered into a definitive agreement to sell CeramTec, its Advanced Ceramics segment, and completed this transaction on August 31, 2013.

•                  On July 26, 2013, the Company entered into a definitive agreement to sell its Clay-based Additives business, which was part of the Performance Additives segment, and completed this transaction on October 1, 2013.

•                  On September 17, 2013, the Company entered into a definitive agreement to sell its Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (“TiO2 Pigments and Other”). This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals.

The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for all of these businesses for all periods presented. See Note 2, “Discontinued Operations,” for further details.

The following table is a summary of our financial highlights:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts)	2013	2012	2013	2012
Net sales	$345.8	$320.9	$1,030.8	$1,001.8

Net income from continuing operations	8.4	28.8	40.6	204.6

Adjusted EBITDA from continuing operations	81.6	83.7	245.1	240.4

Adjusted EBITDA from continuing operations margin	23.6%	26.1%	23.8%	24.0%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc. shareholders	0.11	0.36	0.52	2.56

Results — Third Quarter Review

Total net sales were up in the third quarter of 2013 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly by higher automotive OEM and general industrial applications, as well as higher lithium volumes, primarily for lithium carbonate, lithium chloride and lithium hydroxide. This was partially offset by lower volumes and selling prices of potash in our Lithium segment.

Adjusted EBITDA from continuing operations decreased slightly in the third quarter of 2013 compared to the same period in the prior year primarily due to higher variable compensation costs and decreased volumes and selling prices of potash in our Lithium segment. This was partially offset by the higher net sales noted above.

Net income and diluted earnings per share from continuing operations were lower in the third quarter of 2013 compared to the same period in the prior year primarily due to higher foreign exchange losses on financing activities, increased interest expense, a loss on early extinguishment/modification of debt and higher variable compensation costs. This was partially offset by a gain recorded as a result of revaluing a previously held unconsolidated equity interest to fair value and the increased net sales noted above.

Results — Year-to-date Review

Total net sales were up in the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly by higher automotive OEM, general industrial and aerospace applications, and higher lithium volumes, primarily for lithium carbonate, lithium hydroxide and lithium chloride. Higher selling prices for surface treatment chemicals also had a favorable impact on net sales. This was partially offset by lower volumes and selling prices of potash and lower volumes of battery products in our Lithium segment.

Adjusted EBITDA from continuing operations increased in the nine months ended September 30, 2013 compared to the same period in the prior year primarily from the higher net sales noted above. This was partially offset by higher raw material costs in our Lithium segment, as well as higher variable compensation costs.

Net income and diluted earnings per share from continuing operations were lower in the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to a $139.0 million reversal of our federal valuation allowance on net deferred tax assets in the second quarter of 2012, higher foreign exchange losses on financing activities, increased interest expense and higher variable compensation costs. This was partially offset by a gain recorded as a result of revaluing a previously held unconsolidated equity interest to fair value and the increased net sales noted above.

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

Factors Which Affect Our Results of Operations

Our Markets

Because the businesses in our segments generally serve many unrelated end-use markets, we discuss the principal market conditions on a segment basis rather than a consolidated basis for our continuing operations. The principal market conditions in our segments and regions in which we operate that impacted our results of operations during the periods presented and in future periods include the following:

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2012, net sales were up primarily from increased selling prices, as well as higher volumes of lithium carbonate used in battery applications and lithium specialties, partially offset by a decline in lithium carbonate technical grade and potash volumes. In the first nine months of 2013, net sales were up primarily from higher volumes of lithium carbonate, lithium hydroxide and lithium chloride. Compared to the fourth quarter of the prior year, we expect net sales growth for the remainder of the year driven primarily by increased volumes, particularly for lithium carbonate, as well as higher selling prices, partially offset by lower potash volumes and selling prices.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries. In 2012, net sales were down slightly from lower volumes in Europe across most markets, partially offset by higher selling prices and increased volumes in the U.S. and Asia. In the first nine months of 2013, net sales were up primarily from higher automotive OEM, general industrial and aerospace applications, as well as higher selling prices. Compared to the fourth quarter of the prior year, we expect net sales growth for the remainder of 2013 primarily from increased volumes across most markets, as well as higher selling prices.

Global Exposure

We operate a geographically diverse business, with 53% of our net sales in 2012 generated from shipments to customers in Europe, 21% to North America (predominantly, the United States), 15% to Asia and 11% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information” in our 2012 Form 10-K.

We have sold to customers in more than 60 countries and currently serve our diverse and extensive customer base with 31 operating manufacturing facilities in 17 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and nine months ended September 30, 2013, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2012. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of September 30, 2013 which are denominated in Euros are converted at the September 30, 2013 exchange rate of €1.00 = $1.35. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the average rate of exchange of the Euro to the U.S. dollar is $1.33 and $1.25, respectively, and $1.32 and $1.28, respectively.

Raw Materials

Raw materials constituted approximately 60% of our 2012 cost of products sold and we have a broad raw material base, with the cost of no single raw material representing more than 6% of our cost of products sold in 2012. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In the first nine months of 2013, raw material costs were relatively flat compared to the same period in the prior year. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2012, energy purchases represented approximately 4% of our costs of products sold. Energy costs were down slightly in the first nine months of 2013 primarily in Europe, as well as Chile in our Lithium segment.

Income Taxes

We recorded an income tax benefit of $9.0 million on a loss from continuing operations before taxes of $0.6 million in the three months ended September 30, 2013. The income tax benefit was favorably impacted by the reversal of tax reserves and a beneficial foreign earnings mix.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included acquisition and disposal costs, systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the three and nine months ended September 30, 2013 and 2012.

Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, such as Adjusted EBITDA, with supporting reconciliations to GAAP financial measures. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Annual Report on Form 10-K for a definition of Adjusted EBITDA, management’s uses of Adjusted EBITDA and its limitations.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Statement of operations data:
Net sales:
Lithium	$120.3	$116.0	$364.5	$355.3
Surface Treatment	193.6	175.3	569.3	547.7
Corporate and other	31.9	29.6	97.0	98.8
Total net sales	345.8	320.9	1,030.8	1,001.8

Gross profit	152.7	142.6	463.3	445.9
	44.2%	44.4%	44.9%	44.5%
Selling, general and administrative expenses	97.5	84.7	295.6	276.2
	28.2%	26.4%	28.7%	27.6%
Gain on previously held equity interest	(16.0)	—	(16.0)	—
Restructuring and other severance costs	4.6	3.7	13.2	17.9
Asset write-downs and other	(0.7)	0.1	4.0	0.2
Operating income (loss):
Lithium	30.7	33.0	94.0	91.5
	25.5%	28.4%	25.8%	25.8%
Surface Treatment	50.6	27.0	112.7	87.5
	26.1%	15.4%	19.8%	16.0%
Corporate and other	(14.0)	(5.9)	(40.2)	(27.4)
Total operating income	67.3	54.1	166.5	151.6
Other expenses, net:
Interest expense, net	(21.2)	(11.6)	(67.9)	(41.2)
Loss on early extinguishment/modification of debt	(15.5)	—	(15.5)	(9.7)
Foreign exchange (loss) gain on financing activities, net	(31.2)	0.2	(41.7)	(7.9)
Other, net	—	(0.3)	—	(0.2)
Other expenses, net	(67.9)	(11.7)	(125.1)	(59.0)
(Loss) income from continuing operations before taxes	(0.6)	42.4	41.4	92.6
Income tax (benefit) provision	(9.0)	13.6	0.8	(112.0)
Income from continuing operations	8.4	28.8	40.6	204.6
(Loss) income from discontinued operations, net of tax	(60.2)	30.2	(43.7)	176.0
Gain on sale of discontinued operations, net of tax	1,163.8	—	1,163.8	—
Net income	1,112.0	59.0	1,160.7	380.6
Net (income) loss attributable to noncontrolling interest	(0.1)	0.6	0.8	(22.1)
Net income attributable to Rockwood Holdings, Inc.	$1,111.9	$59.6	$1,161.5	$358.5
Adjusted EBITDA from continuing operations:
Lithium	$43.1	$45.4	$139.0	$137.9
	35.8%	39.1%	38.1%	38.8%
Surface Treatment	45.0	37.9	127.9	116.6
	23.2%	21.6%	22.5%	21.3%
Corporate and other	(6.5)	0.4	(21.8)	(14.1)
Total Adjusted EBITDA from continuing operations	$81.6	$83.7	$245.1	$240.4

Immaterial Corrections

During the financial closing period for the third quarter of 2013, after a formal investigation, we determined that management at a single location in Italy within the Color Pigments and Services business of our former Performance Additives segment (reported in discontinued operations effective September 2013 - see Note 2, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. We have evaluated the identified amounts and concluded that they were not material individually or in the aggregate to any of our previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations.  Although we have determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

As a result, we have revised our previously reported operating results to reflect certain immaterial adjustments, primarily related to cost of products sold. These adjustments reduced previously reported operating income by $2.9 million and $5.5 million and net income by $2.0 million ($0.03 per share) and $3.8 million ($0.05 per share) in the three and nine months ended September 30, 2012, respectively.  See Note 18, “Immaterial Corrections,” for further details.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Overview

Net sales increased $24.9 million, or 7.8%, over the prior year primarily due to higher volumes of $20.4 million, particularly in our Surface Treatment segment, as well as higher volumes in our Lithium segment. The impact of currency changes of $2.6 million and higher selling prices of $1.9 million also had a favorable effect on net sales. See further discussion by segment below.

Operating income increased $13.2 million, or 24.4%, over the prior year primarily due to the gain of $16.0 million recorded in the three months ended September 30, 2013 as a result of revaluing our equity interest to fair value related to the acquisition of the remaining 50% interest in the previously unconsolidated Surface Treatment joint venture in India in July 2013 and the impact of higher sales volumes of $9.9 million. This was partially offset by higher corporate costs of $8.1 million, primarily for higher variable compensation costs, higher miscellaneous manufacturing costs of $2.9 million and an unfavorable product mix of $2.0 million.

Adjusted EBITDA from continuing operations decreased $2.1 million, or 2.5%, over the prior year primarily due to higher corporate costs of $6.9 million, primarily for higher variable compensation costs, higher miscellaneous manufacturing costs of $2.9 million and an unfavorable product mix of $2.0 million, partially offset by the impact of higher sales volumes of $9.9 million.

Net income from continuing operations decreased $20.4 million, or 70.8%, over the prior year due to increased foreign exchange losses on financing activities of $31.4 million, a loss on extinguishment/modification of debt of $15.5 million and increased interest expense, net of $9.6 million, partially offset by the reasons noted above.

Income from discontinued operations, net of tax, decreased $90.4 million to a loss of $(60.2) million in the three months ended September 30, 2013 compared with the same period in the prior year primarily from an expected net loss of $52.7 million in connection with the sale of the TiO2 Pigments and Other businesses, lower selling prices of titanium dioxide pigments of $41.5 million, acquisition and disposal costs of $31.4 million related to professional fees incurred for the sale of the Advanced Ceramics, Clay-based Additives and TiO2 and Other businesses and lower gross profit of $19.3 million from the inclusion of only two months of the Advanced Ceramics business versus three months in the prior year quarter. This was partially offset by the impact of higher volumes of titanium dioxide pigments of $26.3 million, as well as lower raw material costs of $16.8 million, particularly for slag and ilmenite.

The gain on sale of discontinued operations, net of tax, of $1,163.8 million recorded in the three months ended September 30, 2013 relates to the sale of the Advanced Ceramics segment in August 2013.

Net income attributable to Rockwood Holdings, Inc. shareholders increased $1,052.3 million to $1,111.9 million in the three months ended September 30, 2013 compared with the same period in the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $4.3 million, or 3.7%, over the prior year primarily from higher volumes of $5.6 million, partially offset by lower selling prices of $2.1 million from potash. Higher volumes of lithium carbonate, lithium chloride and lithium hydroxide were partially offset by lower volumes of potash.

Surface Treatment. Net sales increased $18.3 million, or 10.4%, over the prior year primarily from higher volumes of $13.6 million, particularly driven by higher automotive OEM and general industrial applications, and the acquisition of the remaining 50% interest in a previously unconsolidated joint venture, as well as higher selling prices of $4.7 million.

Corporate and other. Net sales increased $2.3 million, or 7.8%, over the prior year primarily from the favorable impact of currency changes.

Gross profit

Gross profit increased $10.1 million, or 7.1%, over the prior year due to the impact of higher sales volumes. Gross profit as a percentage of net sales were 44.2% and 44.4% for the three months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $12.8 million, or 15.1%, over the prior year primarily from higher variable compensation costs. SG&A expenses as a percentage of net sales were 28.2% and 26.4 % for the three months ended September 30, 2013 and 2012, respectively.

Restructuring and other severance costs

See Note 14, “Restructuring And Other Severance Costs,” for further details.

Gain on previously held equity interest

The gain on previously held equity interest of $16.0 million recorded in the three months ended September 30, 2013 is from the revaluation of the Company’s equity interest to fair value related to the acquisition of the remaining 50% interest in the previously unconsolidated India joint venture.

Operating income

Lithium. Operating income decreased $2.3 million, or 7.0%, over the prior year primarily due to lower selling prices of $2.1 million from potash, and higher miscellaneous manufacturing costs of $1.6 million. This was partially offset by the impact of higher volumes of $1.7 million.

Surface Treatment. Operating income increased $23.6 million, or 87.4%, over the prior year primarily due to the gain on previously held equity interest of $16.0 million related to the India joint venture, the impact of higher volumes of $7.7 million and higher selling prices of $4.7 million. This was partially offset by an unfavorable product mix of $1.9 million, higher miscellaneous manufacturing costs of $1.4 million and higher SG&A expenses of $1.2 million.

Corporate and other. Operating loss increased $8.1 million to $14.0 million in the three months ended September 30, 2013 compared with the same period in the prior year, primarily from higher variable compensation costs.

Other income (expenses)

Interest expense, net. Interest expense, net increased $9.6 million, or 82.8%, compared to the same period in the prior year primarily due to higher interest of $13.7 million from the issuance of $1.25 billion of the 2020 Notes in September 2012, partially offset by lower interest of $4.4 million related to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Loss on early extinguishment/modification of debt. For the three months ended September 30, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, we recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million.

Foreign exchange, net.  For the three months ended September 30, 2013, foreign exchange losses of $31.2 million primarily relate to the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans.

Income tax benefit/provision

We recorded an income tax benefit of $9.0 million on a loss from continuing operations before taxes of $0.6 million in the three months ended September 30, 2013. This income tax benefit was favorably impacted by the reversal of tax reserves and a beneficial foreign earnings mix.

We recorded an income tax provision of $13.6 million on income from continuing operations before taxes of $42.4 million in the three months ended September 30, 2012 resulting in an effective tax rate of 32.1%. The effective tax rate of 32.1% is lower than the U.S. statutory rate of 35% primarily due to a release in a foreign valuation allowance.

Adjusted EBITDA

Lithium. Adjusted EBITDA decreased $2.3 million, or 5.1%, from the prior year primarily due to lower selling prices of $2.1 million primarily for potash, and higher miscellaneous manufacturing costs of $1.6 million. This was partially offset by the impact of higher volumes for Lithium applications of $1.7 million.

Surface Treatment. Adjusted EBITDA increased $7.1 million, or 18.7%, over the prior year primarily due to higher volumes of $7.7 million and higher selling prices of $4.7 million. This was partially offset by an unfavorable product mix of $1.9 million, higher miscellaneous manufacturing costs of $1.4 million and higher SG&A expenses of $1.2 million.

Corporate and other. Adjusted loss before interest, taxes, depreciation and amortization increased $6.9 million to $6.5 million in the three months ended September 30, 2013 compared with the same period in the prior year primarily from higher variable compensation costs.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Overview

Net sales increased $29.0 million, or 2.9%, over the prior year primarily due to higher volumes of $17.5 million in our Surface Treatment and Lithium segments, as well as increased selling prices of $11.3 million, primarily in our Surface Treatment segment. See further discussion by segment below.

Operating income increased $14.9 million, or 9.8%, over the prior year primarily due to the gain of $16.0 million as a result of revaluing the Company’s previously held equity interest to fair value related to the acquisition of its remaining 50% interest in the previously unconsolidated Surface Treatment joint venture in India, higher selling prices of $11.3 million, the impact of higher sales volumes of $8.5 million and lower energy costs of $2.1 million. This was partially offset by higher corporate costs of $12.8 million, particularly variable compensation costs, increased asset write-downs of $3.8 million, higher manufacturing costs of $3.6 million and an unfavorable product mix of $3.3 million.

Adjusted EBITDA from continuing operations increased $4.7 million, or 2.0%, over the prior year primarily due to higher selling prices of $11.3 million, the impact of higher sales volumes of $8.5 million, lower energy costs of $2.1 million and the favorable impact of currency changes of $2.1 million. This was partially offset by higher corporate costs of $12.8 million, higher manufacturing costs of $3.6 million and an unfavorable product mix of $3.3 million.

Net income from continuing operations decreased $164.0 million, or 80.2% over the prior year due to the reversal of a $139.0 million federal valuation allowance on net deferred tax assets in the nine months ended September 30, 2012 (see further discussion below and in Note 10, “Income Taxes”), increased foreign exchange losses on financing activities of $33.8 million, increased interest expense, net of $26.7 million, partially offset by the reasons noted above.

Income from discontinued operations, net of tax, decreased $219.7 million to a loss of $(43.7) million in the nine months ended September 30, 2013 compared with the same period in the prior year primarily from lower selling prices of titanium dioxide pigments of $158.7 million, acquisition and disposal costs of $58.4 million related to professional fees incurred for the sale of the Advanced ceramics, Clay-based Additives and TiO2 and Other businesses, an expected net loss of $52.7 million in connection with the sale of the TiO2 Pigments and Other businesses and lower production levels to reduce inventory resulting in lower fixed costs absorption of $42.1 million. This was partially offset by the impact of higher volumes of titanium dioxide pigments of $81.0 million.

The gain on sale of discontinued operations, net of tax, of $1,163.8 million, recorded in the nine months ended September 30, 2013 relates to the sale of the Advanced Ceramics segment in August 2013.

Net loss attributable to noncontrolling interest of $0.8 million was recorded in the nine months ended September 30, 2013 compared to net income attributable to noncontrolling interest of $22.1 million in the nine months ended September 30, 2012. The change from the prior year was primarily related to lower net income generated by our Titanium Dioxide Pigments venture and the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013. See further discussion below.

Net income attributable to Rockwood Holdings, Inc. shareholders increased $803.0 million to $1,161.5 million for the nine months ended September 30, 2013 compared with the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $9.2 million, or 2.6%, over the prior year primarily on increased volumes from lithium carbonate, lithium hydroxide and lithium chloride. This was partially offset by lower volumes of battery products.

Surface Treatment. Net sales increased $21.6 million, or 3.9%, over the prior year primarily from higher volumes of $11.4 million, particularly driven by automotive OEM, general industrial and aerospace applications, and the acquisition of the remaining 50% interest in a previously unconsolidated joint venture, as well as higher selling prices of $11.2 million.

Gross profit

Gross profit increased $17.4 million, or 3.9%, over the prior year from higher selling prices of $11.3 million and the impact of higher sales volumes of $8.5 million. Gross profit as a percentage of net sales were 44.9% and 44.5% for the nine months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses

SG&A expenses increased $19.4 million, or 7.0%, over the prior year primarily from higher variable compensation costs. SG&A expenses as a percentage of net sales were 28.7% and 27.6% for the nine months ended September 30, 2013 and 2012, respectively.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $13.2 million for the nine months ended September 30, 2013, primarily related to the closure of a lithium manufacturing facility in the U.S., environmental reserves recorded for facilities retained as part of the sale of the TiO2 Pigments and Other businesses, organizational changes in the Surface Treatment segment, as well as closure costs related to the move of the Lithium headquarters to a new location. Restructuring and other severance costs of $17.9 million recorded in the nine months ended September 30, 2012 primarily relate to the write-off of a trade name of $10.3 million in the Lithium segment related to the reorganization of our former Specialty Chemicals segment and facility closure costs in connection with organizational changes in the Lithium and Surface Treatment segments. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Gain on previously held equity interest

The gain on previously held equity interest of $16.0 million recorded in the nine months ended September 30, 2013 is from the revaluation of the Company’s equity interest to fair value related to the acquisition of its remaining 50% interest in the previously unconsolidated India joint venture in July 2013.

Asset write-downs and other

Asset write-downs and other were $4.0 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. The $4.0 million recorded in 2013 is primarily related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

Operating income

Lithium. Operating income increased $2.5 million, or 2.7%, over the prior year primarily due to lower restructuring and other severance costs of $7.6 million, the impact of higher volumes of $3.6 million, as well as lower energy costs of $2.2 million. This was partially offset by higher raw material costs of $5.4 million, asset write-downs of $3.9 million related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility, and increased depreciation and amortization costs of $1.9 million.

Surface Treatment. Operating income increased $25.2 million, or 28.8%, over the prior year primarily due to the gain on previously held equity interest of $16.0 million related to the India joint venture, higher selling prices of $11.2 million, the impact of higher volumes of $5.7 million and lower raw material costs of $4.0 million. This was partially offset by higher selling, general and administrative costs of $4.8 million, an unfavorable product mix of $3.5 million and higher miscellaneous manufacturing costs of $2.0 million.

Corporate and other. Operating loss increased $12.8 million, or 46.7%, over the prior year primarily due to higher variable compensation costs.

Other income (expenses)

Interest expense, net.  Interest expense, net increased $26.7 million, or 64.8%, compared to the prior year primarily due to higher interest of $42.6 million from the issuance of the 2020 Notes in September 2012, partially offset by lower interest of $9.1 million from the repayment of the 2014 Notes in March 2012 and lower interest of $7.5 million from the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Loss on early extinguishment/modification of debt. For the nine months ended September 30, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, we recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million. For the nine months ended September 30, 2012, we recorded a charge of $9.7 million in connection with the redemption of our 2014 Notes in March 2012 comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs.

Foreign exchange, net.  For the nine months ended September 30, 2013, foreign exchange losses of $41.7 million primarily relate to the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans. For the nine months ended September 30, 2012, foreign exchange losses of $7.9 million primarily relate to the impact of the weaker Euro as of September 30, 2012 as compared to December 31, 2011 in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax provision of $0.8 million on income from continuing operations before taxes of $41.4 million in the nine months ended September 30, 2013 resulting in an effective tax rate of 1.9%. The effective tax rate of 1.9% is lower than the U.S. statutory rate of 35% primarily due to the reversal of tax reserves (9.9)% and a beneficial foreign earnings mix (24.4)%.

We recorded an income tax benefit of $112.0 million on income from continuing operations before taxes of $92.6 million in the nine months ended September 30, 2012. The effective tax rate of (121.0)% is lower than the U.S. statutory rate of 35% primarily due to a release of the federal valuation allowance (152.5)% and earnings generated in foreign jurisdictions with lower statutory tax rates of (3.6)%.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $1.1 million, or 0.8%, over the prior year primarily due to the impact of higher volumes of $3.6 million, lower energy costs of $2.2 million and the favorable impact of currency changes of $1.7 million. This was partially offset by higher raw material costs of $5.4 million.

Surface Treatment. Adjusted EBITDA increased $11.3 million, or 9.7%, over the prior year primarily due to higher selling prices of $11.2 million, the impact of higher volumes of $5.7 million and lower raw material costs of $4.0 million. This was partially offset by higher selling, general and administrative costs of $4.8 million, an unfavorable product mix of $3.5 million and higher miscellaneous manufacturing costs of $2.0 million.

Corporate and other.  Adjusted loss before interest, taxes, depreciation and amortization increased $7.7 million, or 54.6%, over the prior year primarily due to higher variable compensation costs.

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

	Three months ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,111.9	$59.6	$1,161.5	$358.5
Net income (loss) attributable to noncontrolling interest	0.1	(0.6)	(0.8)	22.1
Net income	1,112.0	59.0	1,160.7	380.6
Income tax (benefit) provision	(9.0)	13.6	0.8	(112.0)
Loss (income) from discontinued operations, net of tax	60.2	(30.2)	43.7	(176.0)
Gain on sale of discontinued operations, net of tax	(1,163.8)	—	(1,163.8)	—
Income from continuing operations before taxes	(0.6)	42.4	41.4	92.6
Interest expense, net	21.2	11.6	67.9	41.2
Depreciation and amortization	22.8	22.3	68.0	66.1
Restructuring and other severance costs	4.6	3.7	13.2	17.9
Systems/organization establishment expenses	0.3	0.7	1.5	1.0
Acquisition and disposal costs	2.2	1.6	5.7	1.9
Loss on early extinguishment/modification of debt	15.5	—	15.5	9.7
Asset write-downs and other	(0.7)	0.1	4.0	0.2
Gain on previously held equity interest	(16.0)	—	(16.0)	—
Foreign exchange loss (gain) on financing activities, net	31.2	(0.2)	41.7	7.9
Other	1.1	1.5	2.2	1.9
Adjusted EBITDA from continuing operations	$81.6	$83.7	$245.1	$240.4

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $278.8 million and $294.8 million for the nine months ended September 30, 2013 and 2012, respectively. This decrease was primarily due to lower net income (excluding gain on sale of discontinued operations), partially offset by lower working capital usage driven by lower inventory levels in Titanium Dioxide Pigments resulting from working capital initiatives.

Investing Activities.  Net cash provided by (used in) investing activities was $1,474.7 million and $(288.2) million for the nine months ended September 30, 2013 and 2012, respectively. The increase in the nine months ended September 30, 2013 was primarily due to net proceeds received from the sale of the Advanced Ceramics segment in August 2013, partially offset by acquisitions in 2013, particularly the Surface Treatment India joint venture, and higher capital expenditures.

Financing Activities.  Net cash (used in) provided by financing activities was $(2,052.8) million and $1,148.7 million for the nine months ended September 30, 2013 and 2012, respectively. In the nine months ended September 30, 2013, we repaid all of our outstanding borrowings under the term loans under our senior secured credit facility in the aggregate amount of $911.0 million, repurchased Rockwood common shares in the aggregate amount of $400 million, acquired the remaining 39% interest in our former Titanium Dioxide Pigments venture from Kemira for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase) and paid dividends to shareholders of $94.8 million. With regard to financing activities of discontinued operations, we repaid all of our outstanding borrowings under the Titanium Dioxide Pigments facility agreement in the aggregate amount of €394.5 million ($512.4 million). In the first nine months of 2012, we issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Notes ($534.1 million in the aggregate based on the exchange rate in effect on the date of payment).  Further, in September 2012, RSGI issued $1.25 billion of 4.625% Senior Notes due in 2020.  With regard to financing activities of discontinued operation’s, in June 2012, our former titanium dioxide venture Sachtleben GmbH issued new term loans in the aggregate amount of €400.0 million ($500.7 million based on the exchange rate in effect on the date of the transaction) and used a portion of the proceeds to retire existing term loans (€195.0 million - $244.1 million) and to pay a dividend to Kemira, the former venture partner of $43.8 million.

Liquidity

Our primary recurring source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, we received cash proceeds of $2.0 billion in August 2013 from the sale of our Advanced Ceramics segment and cash proceeds of $626.6 million in October 2013 from the sale of our Clay-based Additives business. We also entered into a definitive agreement in September 2013 to sell our TiO2 Pigments and Other businesses for $1.325 billion, including $225 million in pension obligations, subject to other customary adjustments. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals.

In August 2013, our board of directors increased our quarterly cash dividend to $0.45 per share. In January 2013, our board of directors authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million. This share repurchase program was completed in September 2013. In November 2013, our Board of Directors have authorized a new share repurchase program for shares of common stock up to $500 million to be completed over two years. See Part II — Other Information — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for a summary of share repurchases in 2013.See Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock” in our 2012 Annual Report on Form 10-K.

Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments, share repurchases and acquisitions. In 2013 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K.

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

For our continuing operations, our overall unfunded position in our defined benefit plans as of September 30, 2013 is $285.3 million and the funded status of our plans is 30%. However, 86% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $41.1 million and the funded status is 75%.

For our discontinued operations, our overall unfunded position in our defined benefit plans as of September 30, 2013 is $230.0 million and the funded status of our plans is 36%. However, 56% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $101.8 million and the funded status is 54%. As of September 30, 2013, we have an outstanding letter of credit of €28.5 million ($38.6 million) related to a Titanium Dioxide Pigments defined benefit pension obligation in Finland.

The funding of our pension plans was in compliance with local requirements as of September 30, 2013. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.

As of September 30, 2013, we had cash and cash equivalents of $932.0 million of which $913.1million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or U.S. dollars was $3.5 million. Based on our cash reserves, domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the U.S. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the U.S., we do not believe we would be required to accrue and pay taxes in the U.S. to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our term debt, pay dividends, repurchase shares or fund acquisitions.

As of September 30, 2013, we held $14.2 million in restricted cash to collateralize the former letters of credit that have not yet been cancelled. In September 2013, we entered into a reimbursement agreement that commits the issuance of up to $30 million in letters of credit on an unsecured basis. This is expected to substantially eliminate the cash collateral by December 31, 2013.

As of September 30, 2013, we had actual total indebtedness of $1,295.5 million, consisting primarily of the 2020 Notes ($1,250.0 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2012 Annual Report on Form 10-K for a detailed discussion of these borrowings.

Senior secured credit facilities. On September 4, 2013, RSGI, a subsidiary of the Company, repaid all of its outstanding borrowings under the term loans under the Company’s senior secured credit facility. The aggregate amount prepaid was $893.5 million, consisting of $306.2 million of term loan A and $587.3 million of term loan B. RSGI also made a principal payment of $17.5 million in August 2013 under its senior secured credit facility. On September 20, 2013, RSGI terminated its senior secured credit agreement.  As a result, all commitments under the Credit Agreement were terminated and all obligations were discharged, including those under the revolving credit commitments.

2020 Notes. As of September 30, 2013, the outstanding amount of the 2020 Notes was $1,250.0 million. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, up to an amount not to exceed the greater of: i) $2,250.0 million and ii) an amount such that the net secured leverage ratio shall not exceed 2.50 to 1.00 and prohibits us from making certain restricted payments subject to satisfying a fixed-charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein) to fixed charges (as defined therein), which for the most recently ended four fiscal quarters is to be at least 2.00 to 1. For the four-fiscal-quarter period ended September 30, 2013, the fixed-charge coverage ratio equaled 6.65 to 1.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” in our 2012 Annual Report on Form 10-K for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

As of September 30, 2013, the weighted-average interest rate for the Company is 4.6%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA from continuing operations:

	Nine months ended
	September 30,
($ in millions)	2013	2012
Net cash provided by operating activities from continuing operations	$91.8	$93.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	60.7	66.3
Current portion of income tax provision	2.0	20.1
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	64.2	38.6
Restructuring and other severance costs	13.2	17.9
Systems/organization establishment expenses	1.5	1.0
Acquisition and disposal costs	5.7	1.9
Bad debt provision	(0.2)	(0.6)
Asset write-downs and other	4.0	0.2
Other	2.2	1.9
Total Adjusted EBITDA from continuing operations	$245.1	$240.4

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in our 2012 Annual Report on Form 10-K. As noted above, in March 2013, the Company repaid all of its outstanding borrowings under its Titanium Dioxide Pigments facility agreement, in the aggregate amount of €394.5 million ($512.4 million), and in September 2013, RSGI, prepaid all of its outstanding borrowings under the term loans under the Company’s senior secured credit facility. The aggregate amount prepaid was $893.5 million, consisting of $306.2 million of term loan A and $587.3 million of term loan B. RSGI also made a principal payment of $17.5 million in August 2013 under its senior secured credit facility.

Capital Expenditures

Rockwood’s capital expenditures for the nine months ended September 30, 2013 includes replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the nine months ended September 30, 2013, capital expenditures, net of government grants received, were $128.7 million and included the expansion of our production capacity for lithium compounds in Chile. For the nine months ended September 30, 2012, our capital expenditures, net of government grants received, were $108.9 million.

Capital expenditures for each of our reporting segments are provided in the following table:

	Nine months ended
	September 30,
($ in millions)	2013	2012
Lithium	$111.7	$72.5
Surface Treatment	14.1	28.8
Corporate and other	2.9	7.6
Total	$128.7	$108.9

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2012, our capital expenditures for SHE matters totaled $23.1 million, excluding costs to maintain and repair pollution control equipment. For 2013, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such laws.

Recent Accounting Standards

See Item 1. Financial Statements (Unaudited) - Note 1, “Basis of Presentation and New Accounting Standards,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2013, the Company had approximately $42.8 million of letters of credit and other bank guarantees, of which $41.4 million will expire in 2013 through 2017. The remaining guarantees have no specified expiration date. In September 2013, we replaced all of our former letters of credit with uncollateralized letters of credit. In September 2013, we entered into a reimbursement agreement that commits the issuance of up to $30 million in letters of credit on an unsecured basis.  In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

In our 2012 Annual Report on Form 10-K, our significant accounting policies are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2013.

Forward-Looking Statements

This document contains forward-looking statements. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 are not statements of historical fact and may involve a number of risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable. We have used the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “predict,” “could,” “may” and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these factors include, among other things:

•                  our business strategy;

•                  our ability to complete previous announced divestitures;

•                  our uses of the cash and cash equivalents from the completed or expected to be completed divestitures;

•                  the prospects for and our outlook for our business;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in our 2012 Annual Report on Form 10-K. There have been no significant changes to these market risks as of September 30, 2013.

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

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 and concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Migratory Bird Matter

On October 16, 2013, the Company’s subsidiary entered into a plea agreement, and the court entered a judgment for a one count class B misdemeanor for violations of the Migratory Bird Treaty Act of 1918. Pursuant to such judgment, the Company’s subsidiary was sentenced to probation for a period of 18 months, paid a fine to the U.S. Fish and Wildlife Service of $15,000 and paid restitution to the North American Wetlands fund of $75,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities for the three month period ended September 30, 2013:

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average Price	As Part of Publicly	of Shares That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
	Purchased (a)	Share	or Programs (a)	or Programs ($ in millions)
July 1, 2013 - July 31, 2013	1,038,570	$65.84	1,038,570	$115.2
August 1, 2013 - August 31, 2013	1,219,194	64.81	1,219,194	36.2
September 1, 2013 - September 30, 2013	565,066	64.02	565,066	—
	2,822,830		2,822,830

(a)               In January 2013, we announced that our board of directors has authorized us to repurchase shares of Rockwood common stock up to an aggregate amount of $400 million and began repurchasing these shares in February 2013. This share repurchase program was completed in September 2013.

Rockwood’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The indenture governing the 2020 Notes limits the ability of RSGI to make payments to us for regularly cash quarterly dividends on our common stock to an amount not to exceed $0.45 per share, and limits our ability to repurchase shares of ourcommon stock, subject to certain exceptions.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this quarterly report. There were no items to report for the period ended September 30, 2013.

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
Date: November 15, 2013

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: November 15, 2013

Exhibit Index

Exhibit No.	Description of Exhibit

10.1 (A)	Stock Purchase Agreement, dated July 26, 2013, by and among RSGI, BYK Chemie GmbH and Altana AG.

10.2 (B)	Stock Purchase Agreement, dated September 17, 2013, by and among RSGI and Huntsman International LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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

(A)          Incorporated by reference to the Current Report on Form 8-K of Rockwood Holdings, Inc. filed on July 31, 2013.

(B)          Incorporated by reference to the Current Report on Form 8-K of Rockwood Holdings, Inc. filed on September 23, 2013.