Form 10-K
period 2013-12-31
Rockwood Holdings, Inc.
filed 2014-03-04
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013 was $4,131,358,194.

As of February 28, 2014, there were 74,066,123 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on May 9, 2014, is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

FORM 10-K

PART I

Forward-Looking Statements

This document contains forward-looking statements. Forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995 are not statements of historical fact and may involve a number of risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable. We have used the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “predict,” “could,” “may” and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these factors include, among other things:

•                  our business strategy;

•                  our ability to complete our previously announced divestiture;

•                  our uses of the cash and cash equivalents from the completed divestitures or expected to be completed divestiture;

•                  the prospects of, and our outlook for, our businesses;

•                    changes in the general economic conditions in Europe and North America and in other locations in which we currently do business;

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

Item 1. Business.

Unless we indicate otherwise or the context otherwise requires, any references to “we,” “our,” “us,” the “Company” or “Rockwood” refer to Rockwood Holdings, Inc. and its consolidated subsidiaries. Rockwood Holdings, Inc. is a Delaware corporation incorporated in September 2000.

Unless otherwise noted, all balance sheet related items as of December 31, 2013 which are denominated in Euros are converted at the December 31, 2013 exchange rate of €1.00 = $1.3743. For the years ended December 31, 2013, 2012 and 2011, the average rate of exchange of the Euro to the U.S. dollar is $1.3285, $1.2864 and $1.3923, respectively.

General

Rockwood is a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals used for industrial and commercial purposes. Rockwood is a leading integrated and low cost global producer of lithium and lithium compounds for use in things such as lithium ion batteries for hybrid and electric vehicles, electronic devices, as well as pharmaceutical applications, among other things, and is also the second largest global producer of surface treatment products and services for metal processing, including for use in the automotive and aerospace industries.

During 2013, we sold our Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell our Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (the “TiO2 Pigments and Other Businesses”). The sale of the TiO2 Pigments and Other Businesses is expected to close during the first half of 2014. There can be no assurance that this transaction will be completed in a timely manner, if at all. As of December 31, 2013, all three of these transactions met the criteria for being reported as discontinued operations, and thus, our consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented. As a result of these completed and expected divestitures, we operate in two reportable segments: (1) Lithium and (2) Surface Treatment. See Item 8. Financial Statements and Supplementary Data - Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further details of these transactions.

Our products consist primarily of inorganic chemicals and solutions. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including metal treatment and general industry, automotive, life sciences (pharmaceutical markets), chemicals and plastics, aerospace, and electronics and telecommunications.

We have a number of growth prospects, such as lithium battery applications and pharmaceutical applications in our Lithium business and aerospace products, new technologies in general industry and emerging markets in our Surface Treatment business. Our high margins, diverse customer and end-use market base, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products for our continuing operations in 33 facilities in 17 countries and selling our products and providing our services to more than 50,000 customers, including some of the world’s preeminent companies. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” in the accompanying consolidated financial statements.

We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products.

We operate our businesses that are our continuing operations through the following two reportable business segments: (1) Lithium and (2) Surface Treatment. The following table sets forth for each segment net sales and the percentage of our net sales for the year ended December 31, 2013, as well as our principal products and our principal end-use markets. For financial information about each segment, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.”

	2013 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets
Lithium	$479.4	35%	• Lithium compounds and chemicals	• Life sciences (pharmaceutical synthesis and polymers) • Polymerization initiators for elastomers • Batteries for hybrid and electric vehicles and electronic devices
Surface Treatment	$770.2	56%	• Metal surface treatment chemicals including corrosion protection/ prevention oils • Maintenance chemicals	• Automotive pre-coating metal treatment and car body pre-treatment • Steel and metal working • Aircraft industry
Corporate and other (a)	$128.2	9%	• Natural and synthetic metal sulfides • Wafer recycling and repair	• Disc brakes • Semiconductors manufacturing
	$1,377.8	100%

(a)               Primarily represents our metal sulfides business, as well as our European wafer reclaim business.

Diverse Customer and End-Use Market Base. We have more than 50,000 customers worldwide that cover a wide variety of industries and geographic areas. We operate a geographically diverse business, with 53% of our net sales in 2013 generated from shipments to customers in Europe, 21% to North America (predominantly the United States), 16% to Asia and 10% to the rest of the world. No customer accounted for more than 3% of such net sales, and our top ten customers represented only approximately 15% of such net sales. Our largest end-use market, metal treatment and general industry, which includes a broad range of industrial end-markets, including household appliances, manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets, represented approximately 30% of such net sales. The following chart provides a breakdown of our 2013 net sales by end-use markets:

Reportable Segments - Continuing Operations

The following describes each of our reportable segments, as well as the principal products or principal divisions within each segment.

Lithium (35% of 2013 net sales)

Our Lithium segment operates under the Rockwood Lithium brand name and develops lithium chemicals for a wide range of industries and end markets. We believe that our Lithium business is the leading global producer of lithium products, specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.  Our Lithium segment generated net sales of $479.4 million, $474.4 million and $456.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Lithium segment.

Our Lithium segment develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value-added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. We operate our lithium business along the following five business divisions reflecting its core end-markets: (1) Lithium Salts; (2) Special Salts; (3) Butyllithium/Lithium Metal; (4) Battery Products and (5) Lithium Specialties.

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

Our Lithium segment also develops and manufactures advanced metal-based specialty chemicals under its Special Metals business division. Special Metals develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various pyrotechnical applications, including airbag igniters. In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of cesium products in the chemicals industry, the pharmaceuticals industry, the defense industry and for use in catalytic applications. We also continuously monitor our customers’ industries for potential new applications for our products. In addition, we expect to expand our business by penetrating growth markets such as India and China.

Currently, our Lithium segment obtains lithium brine which we use to produce our lithium products through evaporation in the Salar de Atacama, Chile and Silver Peak, Nevada. In the future, as described below, we expect that our Lithium segment will also obtain lithium from a lithium mine in Australia.

Description of the Salar de Atacama, Chile and Silver Peak, Nevada

Our mineral rights with respect to the Salar de Atacama in Chile consist exclusively of our right to extract lithium brine pursuant to a long-term contract with the Chilean government, originally entered into in January 1975 by one of our predecessors and subsequently amended and restated. Our contract with the Chilean government will remain in effect until the date on which we have produced and sold 200,000 metric tons of lithium in any of its forms from the Salar de Atacama. As of December 31, 2013, the remaining amount of lithium we were permitted to sell under the contract equaled approximately 125,000 metric tons of total lithium. The size of the area at the Salar de Atacama covered by our claims is approximately 16,700 hectares. We currently own the land on which we operate our extracting facility at the Salar de Atacama and our processing facility in La Negra. However, the ownership of the land at the Salar de Atacama will revert to the Chilean government once we have sold all amounts of lithium remaining under our contract with the Chilean government (the ownership of the land and fixed assets in La Negra will remain unchanged). In connection with our operations at the Salar de Atacama, we have been granted a permit to pump specified amounts of water. We have also been granted a permit to use the public roads to access the Salar de Atacama and, together with other companies that operate in the region, contribute financially to maintain such roads.

The Salar de Atacama is a salt flat, the largest in Chile, located in the Atacama desert in northern Chile, which is the driest place on the planet and thus has an extremely high annual rate of evaporation and extremely low annual rainfall. Our extraction through evaporation process works as follows: snow in the Andes Mountains melts and flows underground into underground pools of water containing brine, which generally have high concentrations of lithium. We then pump the water containing brine above ground through a series of pumps and wells into a network of large evaporation ponds. Over the course of approximately eighteen months, the desert sun evaporates the water causing other salts to precipitate, leaving behind concentrated lithium brine. If weather conditions are not favorable, the evaporation process may be prolonged. After we obtain the lithium brine, we process the lithium brine extracted from the Salar de Atacama into lithium carbonate and lithium chloride at a plant in nearby La Negra, Chile.

Our mineral rights in Silver Peak, Nevada consist exclusively of our right to extract lithium brine pursuant to a settlement agreement with the U.S. government, originally entered into in June 1991 by one of our predecessors.  Pursuant to this agreement, we have rights to all of the lithium that we can remove economically. We or our predecessors have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of approximately 15,301 acres, 10,826 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to a lease agreement which is renewed annually. In connection with our operations at Silver Peak, we have been granted by the U.S. government rights to pump water in the Clayton Wash Basin area.

We extract lithium brine through the same evaporation process we use in the Salar de Atacama and the evaporation process at Silver Peak takes substantially the same time as at the Salar de Atacama. We process the lithium brine extracted from our Silver Peak site into lithium carbonate at our plant in Silver Peak. However, our extraction process at Silver Peak involves different considerations from our operations in Chile because there is more variability in conditions, and future extraction depends upon factors such as weather, flow rate of water, hydrology of the Clayton Basin, lithium concentrations in the water and recoverable yield.

Lithium Reserves at the Salar de Atacama, Chile and Silver Peak, Nevada

We do not have an estimate of the proven and/or probable lithium reserves at the Salar de Atacama in Chile. Instead, we rely on the reserve information published by the U.S. Geological Survey, which is approximately 7.5 million metric tons of lithium for all of Chile. Based on this survey, given that the only running lithium operations in Chile are at the Salar de Atacama, we believe the reserve number reflects the total estimated lithium reserve in the Salar de Atacama. Furthermore, based on the area of our claims pursuant to our lithium brine contract with the Chilean government, we estimate the reserves covered by our claims at the Salar de Atacama would be approximately 1.2 million metric tons of lithium. This reserve number is significantly in excess of approximately 125,000 metric tons of lithium that we are permitted to extract at the Salar de Atacama pursuant to our contract.

We do not have an estimate of the proven and/or probable lithium reserves at our site in Silver Peak, Nevada that complies with Industry Guide 7. The U.S. Geological Survey has published reserve information which shows approximately 38,000 metric tons of lithium for all of the United States. Given that the only running lithium operations in the United States are at Silver Peak, Nevada, we believe the reserve number reflects the total estimated lithium reserve at Silver Peak. Our own reserve estimate at Silver Peak is substantially similar to the reserve number published by the U.S. Geological Survey (approximately 35,000 metric tons). Our own reserve estimate is determined based principally on a depletion study conducted by a third party in 2011. Our own reserve estimate is based upon assumptions about the weather, flow rate of water, hydrology of the Clayton Basin, lithium concentrations in the water and recoverable yield as well as the price of lithium, which impacts whether it is economical to recover the lithium based upon the above factors. There can be no assurance that we will be able to extract all of the estimated reserves.

Lithium Carbonate Production Capacity at the Salar de Atacama, Chile and Silver Peak, Nevada

The lithium industry typically measures lithium and lithium compounds in terms of lithium carbonate or lithium carbonate equivalents and as a result, we believe lithium carbonate is the most meaningful measure to reflect our production and capacity. In addition, lithium carbonate is the basis for all further later stage processing. During the fiscal year ended December 31, 2013, we produced approximately 23,800 metric tons of lithium carbonate at our La Negra facility. Based on our 2013 production levels, we believe that the amount of lithium brine we extract from the Salar de Atacama pursuant to our contract with the Chilean government could support the current levels of lithium production for approximately 25 years. Assuming certain operating conditions are satisfied, our annual lithium carbonate production capacity is estimated to be approximately 27,000 metric tons at our La Negra facility.

During the fiscal year ended December 31, 2013, we produced approximately 4,600 metric tons of lithium carbonate at our Silver Peak facility. Based on our 2013 production levels, we believe that the amount of lithium brine we can economically extract from our Silver Peak, Nevada site pursuant to our contract with the U.S. government could support the current levels of lithium carbonate production for approximately 21 years. Assuming certain operating conditions are satisfied, our annual lithium carbonate production capacity is estimated to be approximately 6,000 metric tons at our Silver Peak facility. However, no assurance can be given that the indicated levels of production of lithium carbonate at either Silver Peak or La Negra will be realized.

Production Facilities

We extract lithium through solar evaporation of our ponds at the Salar de Atacama, Chile and Silver Peak, Nevada. In addition, we use fuel gases and electricity as our source of power at the Salar de Atacama, La Negra and Silver Peak facilities. From time to time, we experience interruptions in the supply of electricity to our Silver Peak facilities, but we do not believe these interruptions materially impact our operations.

As of December 31, 2013, the combined net asset value (which equals the historical cost less accumulated depreciation and amortization) of our extracting facility at the Salar de Atacama and our processing facility in La Negra, Chile was approximately $284 million and the net asset value of our extracting and processing facility in Silver Peak, Nevada was approximately $13 million.

Subsequently, in other locations in the United States, Germany, Taiwan and India, we further process the lithium carbonate and lithium chloride into lithium hydroxide, organo-metallics and special salts, depending on the specific product. Specifically, we use lithium carbonate to produce: (i) technical and battery grade lithium hydroxide, including high-purity lithium hydroxide for advanced transportation batteries, at our Kings Mountain facility in North Carolina, which is a state-of-the-art lithium hydroxide plant that commenced production in August 2012; (ii) butyllithium and specialty products at our facility in New Johnsonville, Tennessee; (iii) butyllithium, lithium chloride, specialty products, lithium-hydrides, cesium and special metals at our facility in Langelsheim in Germany; (iv) butyllithium at our facility in Taichung in Taiwan; and (v) butyllithium at our facility in Gujarat, India. In addition, we use third party processors to produce lithium metal from lithium chloride, which we then process lithium metal into other specialty products at our facilities.

In total, our Lithium segment operates a total of seven plants in five countries. With the exception of the Gujarat property in India, we own all of these facilities. In addition, in the first quarter of 2012, we began construction of a new 20,000 metric ton lithium carbonate plant at our La Negra, Chile facility. We expect the construction of the plant to be completed in the second quarter of 2014 and the commencement of production (which requires start-up, commission and certification of product quality by our customers) to commence thereafter. We consider the condition of our plants and equipment to be suitable and adequate for the businesses we conduct, and we maintain our plants and equipment regularly.

Lithium Extraction By-Products: Potash and Bischofite

In addition, we extract a precursor of potash and bischofite as a by-product of our lithium extraction activities at our facilities at the Salar de Atacama, Chile and Silver Peak, Nevada, but we produce potash and bischofite only at the Salar de Atacama. Pursuant to our contract with the Chilean government, we are required to make an annual royalty payment to the Chilean government in an amount equal to 3% of sales for any potash sold at the Salar de Atacama. During the fiscal year ended December 31, 2013, we produced approximately 148,500 dry metric-tons of potash and approximately 472,000 metric tons of bischofite from the Salar de Atacama. During the year ended December 31, 2013, we paid royalties of approximately $1.2 million related to our potash sales. The annual capacity of the potash plant at the Salar de Atacama is approximately 170,000 dry metric tons. Our annual bischofite production capacity is determined principally by our pumping rate during such year. The sale of bischofite is not material to our results of operations.

Talison

In December 2013, we entered into definitive agreement, which is filed as an exhibit to this Report, with Tianqi Group HK Co., Limited, a wholly-owned subsidiary of Chengdu Tianqi Group Co., Ltd., to acquire a 49% interest in Windfield Holdings Pty Ltd, which directly owns 100% of the equity of Talison Lithium Pty Ltd, a company incorporated in Australia (“Talison”). Talison, through its wholly-owned subsidiaries, owns and operates a lithium mine in Greenbushes, Western Australia and mines lithium ore, which is then milled and processed to separate lithium concentrate from the rest of the ore. Talison currently sells the lithium concentrate to third parties who further process the concentrate into lithium carbonate and lithium chloride. Talison has a leading position in the growing Chinese lithium concentrates market and produces two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, which is used to produce lithium chemicals which form the basis for manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles.

The acquisition of a 49% interest in Talison is currently expected to close in the first half of 2014, subject to receipt of the regulatory approvals. We cannot assure that this acquisition will close in a timely manner or at all.

Upon completion of the acquisition of a 49% interest in Talison, we plan on entering into a lithium concentrate distribution agreement with Talison Lithium Australia Pty Ltd (“Talison Australia”), a subsidiary of Talison. Pursuant to such distribution agreement, we will have an exclusive distribution right for a period of at least 20 years for technical grade lithium concentrate produced by Talison Australia on a worldwide basis excluding China. In addition, we will enter into a chemical grade lithium concentrate off-take agreement with Talison Australia pursuant to which we will be entitled to up to 50% of Talison Australia’s production of chemical grade lithium concentrate also for at least 20 years.

According to the National Instrument 43-101 Technical Report, titled “Greenbushes Lithium Operations, Located in Western Australia- Australia,” dated December 21, 2012, prepared by certain “qualified persons” (as such term is defined under National Instrument 43-101), which is publicly available, the Talison mine has approximately 61.5 million metric tons of proven and probable reserves of spodumene (a lithium-bearing mineral), with an average grade of 2.8% lithium oxide. Using these figures, the lithium reserves of the Talison mine are estimated to be approximately 800,000 metric tons of lithium or approximately 4.3 million metric tons of lithium carbonate equivalents.

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

Special Salts.We develop and manufacture products that are specialties within the salts business including: (1) lithium phosphate which is used as a catalyst for chemical reactions; (2) lithium bromide, which is traditionally used for air conditioning applications and (3) lithium carbonate pharmaceutical grade, which is used in pharmaceutical applications in the United States and Europe.

Butyllithium/Lithium Metal. Butyllithium is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers and as a reagent for the synthesis of active pharmaceutical ingredients and agrochemicals. Lithium metal is used in organic synthesis processes, primarily in the area of steroid chemistry and vitamins. Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing and/or handling facilities in the United States, Germany, Taiwan and India.

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

Lithium Specialties. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The principal products in this business division are lithium aluminum hydride and lithium amides. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely with research and development departments of pharmaceutical companies, especially in the European market, in order to develop products and solutions tailored for their needs. In addition, several variations of our lithium specialties are designed to produce liquid crystals for flat screens.

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

Competition

Lithium. We believe the global lithium market consists of numerous producers and a number of other small producers mainly from China. We believe that we are a leading global provider of lithium compounds. While we offer a diverse range of products from basic lithium compounds to specialty lithium compounds, FMC Corporation offers mainly specialty lithium compounds, and Sociedad Quimica y Minera de Chile S.A. (“SQM”), Galaxy Resources Limited and Canada Lithium offer a more limited product line focused on basic lithium compounds. Competition in this market is based on product quality, reliability of products and customer service.

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, we hold a leading market position in its niche markets. Key competitors include Cabot Corporation and Sigma-Aldrich Corporation. Competition is based on product quality and product diversity.

Customers

Our Lithium segment serves approximately 1,500 customers worldwide in its lithium and special metal business. Lithium’s customers include Bayer CropScience (a division of Bayer AG), Syngenta AG, Umicore S.A., Samsung SDI Co. Ltd. and Royal DSM N.V.

Surface Treatment (56% of 2013 net sales)

Our Surface Treatment segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services for a wide range of industries and end markets. Our Surface Treatment segment generated net sales of $770.2 million, $723.2 million and $743.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Surface Treatment segment.

We believe that our Surface Treatment segment is a leading global supplier of surface treatment products and solutions. Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metal-working industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to approximately 50,000 customers and operates in over 20 countries for production, warehousing or research and development. Surface Treatment operates in the following core end-markets: Automotive Technologies and Components, Cold Forming and Coil, General Industry (including Aluminum Finishing) and Aerospace Technologies.

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

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions. In recent years, we have expanded our production in India and built a new state-of-the-art plant in Michigan in the United States, and consolidated our United States production sites into the Michigan plant. These investments have helped us meet the increasing demand for our product portfolio. In 2013, we began expansion of our Singapore production facility to help fulfill the growing demand in this region, as well as to increase our product portfolio. We also are involved with a number of research and development projects with industrial partners and scientific institutes on a regular basis that help us fulfill our needs for more cost efficient and environmentally compatible technologies. As a result, new products and improved technologies were launched in recent years and more are expected in the future.

To further strengthen our market position in Asia, in July 2013, we acquired the remaining 50% interest of our joint venture in India. The results of the former India joint venture were fully consolidated as of such date. This business focuses on automotive and other pre-treatment technologies. In addition, to further strengthen our market position in the coil coatings and general industry markets, in 2013, we completed two smaller bolt-on acquisitions in Germany.

The core end-markets that Surface Treatment operates in are as follows:

Automotive Technologies and Components. We provide surface treatment products and solutions for automotive original equipment manufacturers (“OEMs”), including an entire range of products and services for use in the “paint shop” step of car-body and automotive component manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car-body treatment (zinc-phosphating), paint coagulation and cleaning and pre-treatment of automotive components such as aluminum wheels. Our services typically include intensive process control and chemical management in the customer’s production processes. We are in the process of implementing replacements for zinc-phosphate globally, and believe that this represents an attractive growth area in this market. We compete for the growth of this segment in the emerging markets through our joint ventures in China, as well as with our 100%-owned entity in India.

Cold Forming and Coil. We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal. We provide products and services used in forming, cleaning and the pre-treating of metal sheets used in the production of steel and aluminum coil.

General Industry. General industry includes the largest number of customers among the Surface Treatment businesses. We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants. We have also expanded our product range in North America and China, by adding products in the field of metalworking fluids. Over the last few years, we have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years, and began offering silane or oxsilan-based systems. The markets for General Industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets. In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

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

Customers

Surface Treatment serves a large customer base that varies widely among product groups and industries served. Surface Treatment’s largest customers include ArcelorMittal, Daimler AG, European Aeronautic Defence and Space Company (EADS) N.V., Ford, Renault-Nissan and Volkswagen AG. Specifically, with respect to Surface Treatment’s four core end-markets:

•                  Automotive Technologies and Components business division serves approximately 300 customers, primarily global OEMs, and approximately 1,000 small to large customers in the components markets;

•                  Cold Forming and Coil business division serves approximately 1,000 mid-size to large customers;

•                  General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide; and

•                  Aerospace Technologies business division serves approximately 4,000 small to large customers worldwide.

Corporate and other (9% of 2013 net sales)

The Corporate and other classification primarily includes the results of operations of the metal sulfides business. Our Corporate and other segment generated net sales of $128.2 million, $126.2 million and $154.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for additional financial information regarding our Corporate and other segment.

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

Customers

Metal sulfides serves approximately 300 customers worldwide and its customers include all of the friction manufacturers supplying to the original equipment manufacturer (OEM) and original equipment service (OES) market segment.

Discontinued Operations

As described above, in September 2013, we entered into an agreement to sell the TiO2 Pigments and Other Businesses, the principal ones of which are described below. This transaction is expected to close during the first half of 2014. There can be no assurance that this transaction will be completed in a timely manner, if at all.

Titanium Dioxide Pigments

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

Color Pigments and Services

The Color Pigments and Services business line is a global producer of synthetic iron-oxide and other inorganic pigments in a wide range of yellow, red, orange, ultramarine blue, black, manganese violet or blended shades, and serves the construction, paints and coatings, plastics, and specialty application markets with powder, granular and liquid grades. Color Pigments and Services focuses on developing and manufacturing high value-added inorganic pigments. The business also offers a number of unique pigment dispensing systems. The Color Pigments and Services business line has been driven by product innovation, our brand names and our customer and technical service, including customer-specific color blending.

We announced that we will build an advanced technology production facility in Augusta, Georgia for the synthesis of iron-oxide pigments. This plant is expected to supply the highest quality color pigments to North American customers, to strengthen customer service and to reduce lead time and improve product development potential. This plant is estimated to be completed in early 2015.

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

Paints, Coatings and Colorants. We also develop and manufacture color pigments for the paints, coatings, plastics, paper and rubber end-use markets including our brands Ferroxide, Trans-oxide, Solaplex , Solarox and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of our products are considered industry standards in the markets in which we compete, such as our Mapico yellow and Copperas red pigments for architectural and industrial applications and our heat-stable tans, which can tolerate applications requiring high-temperature processing, such as plastic compounding and roofing granules. Solarox is a new generation of iron-oxide pigments that enable surfaces to self-clean, reduce air pollution and inhibit microbial growth. We have successfully patented the product in Europe and North America and expect greater recognition and demand as climate warming initiatives gain traction.

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

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America and Europe, and we market these products through our joint venture formed in 2007 with The Dow Chemical Company. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy, mold inhibition and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002; Ecolife, our new non-metallic wood preservative technology; copper azole; and chromated copper arsenate, or CCA. In 2008, we introduced our newest Ecolife system which utilizes a high-performance non-metallic preservative with enhanced environmental benefits. Introductory commercialization began in 2008, and in 2012, we began to see a positive impact from this technology. We expect Ecolife to take advantage of market desire for non-metallic wood protection products and the growth potential in the development and commercialization of the next generation of wood protection products. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications for our products include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process by supplying timber treatment chemicals as well as treatment equipment along with technical support. We believe that Timber Treatment Chemicals is a leading provider in North America and Asia of new generation alternative timber treatment chemicals, such as ACQ and Ecolife, which provide enhanced environmental benefits, as they do not contain chrome or arsenic. Many of our Timber Treatment products are registered pesticides and subject to extensive regulation.

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

Temporary shortages of raw materials may occasionally occur and cause temporary price increases. In recent years, these shortages have not resulted in unavailability of raw materials. However, the continuing availability and price of raw materials are affected by unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and, such fluctuations may have an adverse impact on the results of operations of our business. The impact of any future raw material shortages on our business as a whole or in specific geographic regions or in specific business lines cannot be accurately predicted.

Continuing Operations

We have a broad raw material base with the cost of no single raw material representing more than 7% of our cost of products sold in 2013. Raw materials constituted approximately 58% of our 2013 cost of products sold. The table below lists the key raw materials in 2013 (in terms of dollars) for our continuing operations recorded in cost of products sold and the principal products for which the materials were used.

Raw Material	Segment/Category	Products
Tin	Corporate and other	Metal sulfides
Phosphoric Acid	Surface Treatment	Metal surface treatment
Sodium Carbonate	Lithium	Lithium carbonate
Antimony Sulfide	Corporate and other	Metal sulfides
N-Butylchloride	Lithium	Butyllithium
Potassium Hydroxide	Surface Treatment	Metal surface treatment

Tin is used in our Corporate and other category in the production of metal sulfides and is purchased from five suppliers under annual supply agreements. Prices of tin are tied to market conditions.

Phosphoric acid and potassium hydroxide are used in our Surface Treatment segment for metal treatment chemicals and are purchased from multiple global sources. Currently, there are no long-term purchase contracts for these raw materials.

Sodium carbonate is a key raw material used in our Lithium segment to produce lithium carbonate and is used at our production facilities in La Negra, Chile and Silver Peak, Nevada. Sodium carbonate is sourced from two suppliers, each under two long-term contracts that expire at the end of 2014 with prices tied to market conditions.

Antimony sulfide is used in our Corporate and other category in the production of metal sulfides and is purchased from a number of sources. Prices of antimony sulfide are tied to market conditions.

N-butylchloride is used for the production of butyllithium at our facilities in Langelsheim, Germany, Taichung, Taiwan and New Johnsonville, United States. n-butylchloride is sourced under two long-term contracts that expire at the end of 2015 with prices tied to market conditions.

In addition, lithium brine is a primary raw material for all lithium chemicals but does not appear in the above table because our cost of this raw material is low (in terms of dollars). Lithium brine is found in only a small number of locations in the world, including most significantly for us, the Atacama Desert in Chile. As described above under “Reportable segments — Continuing Operations — Lithium — Description of the Salar de Atacama, Chile and Silver Peak, Nevada,” we have a long-term contract with the Chilean government to extract lithium brine in the Atacama Desert in Chile; we believe our Chilean contract provides us with a secure long-term access to lithium. We also extract lithium brine at our site in Silver Peak, Nevada pursuant to a settlement agreement with the U.S. government. In addition, there are a limited number of producers in the world of lithium metal from which we can source our lithium metal requirements. Specifically, we provide lithium chloride to certain producers who toll manufacture lithium metal for us. One of such toll manufacturers experienced production issues in early 2014. Any disruption at this facility could adversely affect our ability to meet market demand for these products, our relationships with our customers and our results of our operations.

Discontinued Operations

The table below lists the key raw materials in 2013 (in terms of dollars) for our discontinued operations of our TiO2 Pigments and Other Businesses and the principal products for which the materials were used.

Raw Material	Business	Products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium Dioxide
Ilmenite	Titanium Dioxide Pigments	Titanium Dioxide
Copper	Timber Treatment Chemicals	Wood protection products
Phosphoric acid	Timber Treatment Chemicals	Wood protection products
Zinc/Zinc oxide	Titanium Dioxide Pigments/Color Pigments and Services	Zinc-based pigments, zinc phosphate and tan iron-oxide
Iron-oxide	Color Pigments and Services	Iron-oxide pigments

Titanium-bearing slag and ilmenite are the most important raw materials used in the production of specialty grade titanium dioxide in our Titanium Dioxide Pigments business. We purchase titanium-bearing slag primarily from two suppliers on a long-term basis under contracts that expire at the end of 2014 and 2015. We purchase ilmenite from three suppliers under long-term contracts that expire at the end of 2015.

Copper is used in our Timber Treatment Chemicals business. We purchase copper, a commodity, from several sources. Prices for our copper purchases are tied to market conditions.

Phosphoric acid is used in our Timber Treatment Chemicals business for wood protection and is purchased from various global sources. Currently, there are no long-term purchase contracts for this raw material.

Zinc is used in our Titanium Dioxide Pigments business to produce zinc-based pigments and is purchased from a number of suppliers under long-term contracts. Zinc oxide is used in our Color Pigments and Services business in the production of tan iron-oxide and zinc phosphate and is purchased from multiple suppliers. There are no long-term zinc oxide purchase contracts in our Color Pigments & Services business.

Iron-oxide is used in the Color Pigments and Services business and is purchased from suppliers in China as a supplement to our iron-oxide production. Historically, we have received iron-oxide from multiple sources and have not experienced any significant supply shortages.

Intellectual Property

Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 3,500 patents and patent applications for our continuing operations in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and trademarks applicable to our business and products which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. We also develop intellectual property with third parties as discussed below in “Research and Development.”

Research and Development

We are committed to further investing in our businesses through research and development. Our research and development costs were approximately 2% of our net sales in 2013, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $22.6 million, $22.1 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2013	2012	2011
Net sales:
Germany	$395.4	$354.7	$380.0
Rest of Europe	365.9	352.0	392.4
United States	298.3	282.2	260.6
Chile	86.8	105.9	96.3
Rest of World	231.4	229.0	224.8
	$1,377.8	$1,323.8	$1,354.1

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents the net book value of our long-lived assets located in the regions indicated:

	As of December 31,
($ in millions)	2013	2012	2011
Long-lived assets (a):
Germany	$285.2	$270.1	$258.3
Chile	283.8	177.4	138.3
Rest of Europe	82.5	83.1	79.0
United States	134.8	137.3	127.0
Rest of World	56.5	51.7	52.9
	$842.8	$719.6	$655.5

(a)               Long-lived assets represent property, plant and equipment, net as presented in the consolidated balance sheets.

Sales and Marketing

We sell our products and services globally primarily through our direct sales forces, although we also sell through distributors in some of our business lines, such as in certain parts of our Surface Treatment and Metal Sulfides businesses. Each of our direct sales forces is responsible for marketing only one business line, and is administered pursuant to policies established by the management of that business line. Within each business line, the direct sales force is organized based on geographic regions, end-use applications or sub-business line divisions. As of February 1, 2014, our total in-house sales forces consisted of approximately 1,100 personnel worldwide.

Our direct sales forces interact with our customers to provide both purchasing advice and technical assistance. In general, our sales forces arrange and coordinate contact between our customers and our research and development or technical personnel to provide quality control and new product solutions. In both of our segments, many sales managers have a chemical engineering background with advanced degrees and significant technical experience in applying our products, and they play a critical role in developing client relationships and acquiring new clients. Our close interaction with our customers and tailored solutions have allowed us to develop and maintain strong customer relationships as well as focus our sales efforts on those customers who we believe will provide us with higher profit margins in recognition of our superior products, service and technical support.

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

FDA Regulation

We are subject to regulation by the FDA with respect to certain products produced, marketed and sold by our Lithium segment, which includes pharmaceutical intermediates. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical products. We sell our pharmaceutical intermediates to other companies that also may be regulated by such authorities.

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

Post-Market Compliance Requirements. Once on the market, drug manufacturers are subject to numerous post-market regulations.

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

Safety, Health and Environmental Matters

See Item 8. Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies,” for a discussion of our safety, health and environmental matters.

Employees

As of February 1, 2014, we had approximately 3,500 employees, with 56% located in Europe, 17% in the United States and the remaining 27% located in the rest of the world. Of our employees, approximately one-fourth are subject to collective bargaining agreements or other similar arrangements.

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

From time to time, Rockwood may use its web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://www.rockwoodspecialties.com/rock_english/news/compnews.asp. In addition, you may automatically receive email alerts and other information about Rockwood by enrolling your email by visiting the “Rockwood Holdings, Inc. Alert Form” section at http://www.rockwoodspecialties.com/rock_english/ir/alertform.asp. The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this report and should not be deemed to have been filed with the SEC.

Item 1A. Risk Factors.

You should carefully consider these risk factors in evaluating our business. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also affect our business, potentially material. If any of the following risks occur, our business, results of operations, cash flows or financial condition could be adversely affected.

Leverage—Our available cash and access to additional capital may be limited by our leverage.

We are leveraged and have significant debt service obligations. As of December 31, 2013, we had $1,295.4 million of indebtedness outstanding and total equity of $3,049.2 million. Our indebtedness is constituted principally by $1,250.0 million of 4.625% Senior Notes due in 2020 (“2020 Notes”) issued by the Company’s indirect 100% owned subsidiary, Rockwood Specialties Group, Inc. (“RSGI”) in September 2012. The 2020 Notes are jointly and severally, and fully and unconditionally guaranteed on a senior unsecured basis by Rockwood and certain of RSGI’s existing and future 100% owned domestic subsidiaries. The 2020 Notes pay interest at a rate of 4.625% per annum semi-annually on April 15 and October 15 of each year and mature on October 15, 2020.

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

Our cash interest expense for the year ended December 31, 2013 was $77.9 million. Our debt service for 2014, which represents estimated scheduled cash interest payments and expected principal payments of our long-term debt, is expected to be $70.8 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity” for years beyond 2014.

Additional Borrowings Available—Despite our leverage, we and our subsidiaries may be able to incur more indebtedness. This could exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing the 2020 Notes contains restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, although the indenture prohibits us from incurring additional indebtedness unless we satisfy a fixed-charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein) to fixed charges (as defined therein), in each case for the most recently ended four fiscal quarters, on a pro forma basis of at least 2.00 to 1, there are a number of permitted exceptions, including among others, an amount of indebtedness under a credit facility up to an amount not to exceed the greater of: i) $2,250.0 million and ii) an amount such that the pro forma net secured leverage ratio shall not exceed 2.50 to 1. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The indenture governing the 2020 Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for further details. The restrictive covenants contained in the indenture governing the 2020 Notes limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness, pay dividends or make other equity distributions or repurchase capital stock, make investments or other restricted payments, create liens, transfer or sell assets, restrict dividends or other payments to us, engage in certain transactions with certain affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

In addition, under the indenture governing the 2020 Notes, if we do not reinvest the net proceeds of our completed divestitures in accordance with the terms of the indenture within 450 days of such divestitures, we will be required to make an offer to purchase all or a portion of the 2020 Notes at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. The amount of any such repurchases will depend upon the amount of net proceeds available after reinvestment and our noteholders’ decision to accept or reject the offer to purchase. We may not have sufficient cash or sources of liquidity to complete such offer to repurchase.

In the event of default under the indenture governing the 2020 Notes, the noteholders could elect to declare the principal amount of all  of the notes outstanding, together with accrued and unpaid interest, to be immediately due and payable. If RSGI were unable to repay or otherwise refinance the 2020 Notes when due, our domestic subsidiaries, that guaranteed the 2020 Notes may be required to satisfy those obligations.

Economic Uncertainty—Downturns in certain industries and general economic conditions could adversely affect our profitability and liquidity.

In the event another economic downturn or recession or disruption in the capital markets occurs, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive industry. Prolonged downturns or bankruptcies in one or more industries could severely reduce demand for our products. For example, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment segment. In addition, a downturn in demand for products containing lithium batteries may adversely affect the results of operations of our Lithium segment. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record additional impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, another economic downturn or recession or market disruption in the capital and credit markets may adversely impact the value of our pension plan assets, our results of operations, our statement of changes in stockholders’ equity and our liquidity. For example, we have several pension plans located in Germany, the United Kingdom and the United States. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

Risks Associated with Acquisitions and Divestitures —We may not be able to complete our expected to be closed divestiture of the TiO2 Pigments and Other Businesses or proposed acquisitions, including the expected acquisition of a 49% interest in Talison, nor successfully integrate acquisitions we may undertake in the future.

We may not be able to complete the divestiture of businesses that we consider non-core businesses. For example, we entered into a definitive agreement to sell our TiO2 Pigments and Other Businesses in September 2013. This transaction, which is expected to close during the first half of 2014, is subject, among other things, to the approval of the European Commission. We cannot predict whether the antitrust authorities will approve such transaction.

We may not be able to complete the expected acquisition of a 49% interest in Talison. This transaction, which is expected to close during the first half of 2014, is subject to receipt of the regulatory approvals. We cannot assure that this acquisition will close in a timely manner or at all.

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

In general, raw material costs account for a high percentage of our total costs of products sold. In 2013, raw materials constituted approximately 58% of our cost of products sold and in particular, tin, which is used in our Metal Sulfides business, represented 7% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. Any fluctuations in key raw material prices limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future.

In addition, each of sodium carbonate and n-butylchloride is (i) a key raw material used to produce lithium products in our Lithium segment, (ii) one of our largest raw materials (in terms of dollars) and (iii) sourced from two suppliers. In each case, if either of our two suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing supply arrangements expire, we may be forced to pay higher prices to obtain these raw materials. In addition, a significant portion of our lithium metal raw material requirements are processed at a single location of a supplier. This supplier experienced production issues in early 2014. Any disruption at this facility could adversely affect our ability to meet market demand for these products, our relationships with our customers and our results of operations.

There are limited sources of certain key raw materials such as lithium brine and cesium. For example, lithium brine is found in only a small number of locations around the world. Furthermore, certain of our raw materials, such as cesium and lithium brine, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our key raw materials, lithium brine, requires processing and a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or of unfavorable weather conditions at the lithium ponds, as we experienced in Chile in in early 2013, we may not be able to respond to such market demand on a timely basis. In addition, we cannot predict whether we will obtain additional rights to extract lithium resources or lithium brine. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Dividends and Stock Repurchases—There can be no guarantee that we will continue to declare dividends or repurchase our stock.

In February 2013, our board of directors increased the quarterly cash dividend to $0.40 per share, and, in August 2013, our board of directors increased our quarterly cash dividend again to $0.45 per share. In November 2013, our board of directors authorized a new share repurchase program for shares of common stock up to $500 million expected to be completed over two years. Any determination to continue to declare cash dividends on our common stock or to repurchase our common stock will be based primarily upon our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, the price of our common stock in the case of the repurchase program, and our board of directors’ continuing determination that the repurchase program and the declaration of the dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the Company.  For example, the indenture governing the 2020 Notes limits the ability of RSGI to make payments to Rockwood for regular cash quarterly dividends on our common stock, subject to certain exceptions, including, among others, RSGI’s ability to make payments to Rockwood in an amount not to exceed $0.45 per share per quarter. Similarly, the indenture governing the 2020 Notes limits the ability of RSGI to make payments to Rockwood to repurchase shares of our common stock, subject to certain exceptions, including, among others, RSGI’s ability to make payments to Rockwood in an amount not to exceed $250.0 million in any calendar year. There can be no assurance that we will complete the amount of purchases over the timeframe and in the amount announced. In the event we do not declare a quarterly dividend or we discontinue share repurchases, our stock price could be adversely affected.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in their functional currency, generally their local currency, and are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in Euros. Approximately 50% of our 2013 net sales were derived from subsidiaries whose local currency is the Euro. This increases the impact of the fluctuation of the Euro against the U.S. dollar.

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

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products. In addition, some of our products contain raw materials, such as lithium hydride, tetrahydrofuran, antimony sulfide, copper compounds, chromic acid, silica and zinc chromate that are deemed hazardous materials in certain situations. The use and handling of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. These regulations and changes to the current regulatory framework under which we operate may affect our ability to market certain chemicals we produce. In addition, some of these products, such as lithium metal, have significant restrictions on our ability to transport them via certain types of carriers.

There is also a risk that key raw materials or one or more of our products may be found to have, or be recharacterized as having, a toxicological or health-related impact on the environment or on our customers or employees. If such a finding or recharacterization occurs, the relevant raw materials or products, including products of our customers incorporating our products, may be recalled or banned or we may incur increased costs in order to comply with new regulatory requirements. Change in regulations, or their interpretation, may also affect the marketability of certain of our products. We cannot predict how these and other findings from regulatory agencies may affect our cash flows or results of operations.

Manufacturing Hazards—Hazards associated with chemical manufacturing could adversely affect our results of operations.

Due to the nature of our business and those of some of our key suppliers, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers and those of our suppliers, such as fires, explosions and accidents. In addition, our manufacturing facilities and distribution centers, and those of our suppliers, are subject to natural disasters, such as earthquakes, tornadoes, hurricanes and typhoons. These hazards and natural disasters could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. Other hazards include piping and storage tank leaks and ruptures, mechanical failure, employee exposure to hazardous substances, chemical spills and other discharges or releases of toxic or hazardous substances or gases. These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. There are some products that we manufacture at only one location, such as zirconium and cesium-based products. Any such incidents at this location could adversely affect our ability to supply such products and our results of operations.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2013 constituted approximately 3% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas in the past due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business or results of operations may be adversely affected.

Environmental, Health and Safety Regulations—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require numerous operating permits that are subject to renewal. Due to the nature of these requirements and changes in our operations, our operations may exceed limits under permits or we may not have the proper permits to operate our operations. In addition, the nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2013, 2012 and 2011, our capital expenditures for safety, health and environmental matters (“SHE”) for continuing operations were $6.0 million, $23.1 million and $13.9 million, respectively, excluding costs to maintain and repair pollution control equipment. For 2014, we estimate capital expenditures for continuing operations for compliance with SHE laws for continuing operations to be at similar levels as 2013.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2013, the potential range of exposure for remediation liabilities (excluding reclamation obligations) is from $26.7 million and $46.9 million.

Indemnities—We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested.

In connection with the sale of certain properties and businesses, we have agreed to indemnify the purchasers for certain types of matters, such as certain breaches of representations and warranties, taxes and certain environmental matters.

With respect to environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we agreed to indemnify the buyer of our former plastic compounding business for certain environmental liabilities related to such business. In addition, we agreed to indemnify the buyer of our former Clay-based Additives business for certain pre-closing environmental matters for a period of fifteen years after the closing related to one of the businesses sites, subject to certain deductibles and cost sharing. In connection with the sale of the TiO2 Pigments and Other Businesses, we also agreed to indemnify the purchaser for pre-closing environmental matters at certain sites; retain certain other operating sites and lease them to the purchaser for a period of up to ten years; and indemnify the purchaser for certain off-site environmental matters prior to the closing.

In addition to the environmental matters described above in connection with the sale of the TiO2 Pigments and Other Businesses, prior to the closing, we agreed to make all payments in respect of the ongoing construction of a production facility in Augusta, Georgia in accordance with the construction project and to use commercially reasonable efforts to ensure that construction continues in accordance with certain benchmarks. In connection with this project, we agreed to certain performance objectives upon the commencement of production at the Augusta, Georgia plant upon completion in early 2015 and agreed to indemnify the purchaser for any capital costs incurred by the purchaser to attain those objectives in excess of certain amounts. Construction of a large chemical operation is subject to risk and uncertainties, including the ability to complete the project on a timely basis and in accordance with the estimated budget for such project.  In addition, commencement of production also requires start-up, commissioning and certification of product quality, which all may impact the timely completion and cost of such project.

We may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments. Further, we cannot predict the nature of and the amount of any indemnity or other obligations we may have to the applicable purchaser. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. Also, because many of our products are integrated into our customers’ products, we may be requested to participate in, or fund in whole or in part the costs of, a product recall conducted by a customer. For example, some of our businesses, including those within our Surface Treatment segment, supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in or fund in whole or in part such a recall.

Our customers often require our subsidiaries to represent that our products conform to certain product specifications provided by our customers. Any failure to comply with such specifications could result in claims or legal action against our subsidiaries.

We may be subject to future claims with regard to potential lawsuits and we may not be able to avoid significant product liability exposure. A successful product liability claim or series of claims against us for which we are not otherwise indemnified or insured could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations. We may not have sufficient cash flow from operations or assets to pay a judgment resulting from a product liability claim or product recall, if any, for which there is no or inadequate insurance coverage. Any such judgment or product recall could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations and adversely impact our results of operations or financial condition.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.

We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Surface Treatment segment’s subsidiary that formerly manufactured and distributed sealants for insulating glass has been named as a defendant in several lawsuits relating to alleged defective manufacturing of those products. The plaintiffs in these actions are claiming damages of approximately €30.0 million including interest. This subsidiary may be required to pay indemnity claims, mainly based upon re-glazing costs. Our insurance may not cover such claims and, in such a case, our subsidiary may not have sufficient cash flow from operations to pay these claims. Indemnity claims related to these or other matters could adversely affect our financial condition or results of operations.

FDA Regulation—Some of our manufacturing processes and facilities and pharmaceutical customers are subject to regulation by the FDA or similar foreign agencies. These requirements could adversely affect our results of operations.

Some of our manufacturing processes and facilities and pharmaceutical customers are subject to regulation by the FDA or similar foreign agencies. Regulatory requirements of the FDA are complex. Any failure to comply with them could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution. Any of these actions could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially and adversely affect our results of operations.

In addition, certain products we produce, such as certain lithium compounds manufactured by our Lithium segment used in pharmaceutical intermediaries are subject to FDA regulation. The FDA may take three years or longer to grant premarket approval of our customers’ new products, if at all. Further, our competitors may seek pre-market approval for products that compete with our products.

Competition—Our industry is highly competitive. The end-use markets in which we compete are also highly competitive. This competition may adversely affect our results of operations.

We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours. In addition, our products, such as lithium, are facing increasing competition from market participants in China.

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

We believe that our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them improve product performance, reduce costs, or support new product development. To satisfy these growing customer requirements, our competitors have been consolidating within product lines through mergers and acquisitions. We may also need to invest and spend more on research and development and marketing costs to strengthen existing customer relationships, as well as attract new customers. Our indebtedness could limit our flexibility to react to these industry trends and our ability to remain competitive.

Product Innovation—If we are not able to continue our technological innovation and successful commercial introduction of new products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. For example, the market for advanced battery storage devices that use our lithium products is rapidly changing. We will have to continue to identify, develop, market and in certain cases, secure regulatory approval for innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and/or technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers or may fail to receive regulatory approval. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our business, financial condition and results of operations could be adversely affected.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, India, Mexico, Singapore, South Africa, Taiwan and Turkey. Of our total net sales in 2013 of $1,377.8 million, approximately 79% were generated by shipments to customers in countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

•                  new and different legal and regulatory requirements in local jurisdictions;

•                  managing and obtaining support and distribution for local operations;

•                  increased costs of, and decreased availability of raw materials, transportation or shipping;

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

Our success depends, in part, upon the continued services of our highly skilled personnel involved in management, research, production, sales and distribution, and, in particular, upon the efforts and abilities of our executive officers and key employees. We may not be able to retain such key personnel on acceptable terms or at all. Furthermore, if we lose the service of any executive officers or key employees, we may not be able to execute our business strategy. We do not have key-person life insurance covering any of our employees.

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately one-fourth of our full-time employees as of February 1, 2014), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. In addition, in order to close any facilities in which a union is organized, we have to negotiate a termination of any collective bargaining agreement and any severance obligations with such union. If any of our workers were to engage in a strike, work stoppage, sabotage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

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

We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2013, we had deferred tax assets of $155.8 million related to worldwide net operating and capital loss carryforwards. Additionally, at December 31, 2013, we had a total valuation allowance of $18.5 million related to net operating loss deferred tax assets and deferred tax assets related to cumulative temporary differences. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures for continuing operations, net of government grants, for the year ended December 31, 2013, 2012 and 2011 were $172.3 million, $140.8 million and $112.0 million, respectively, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. For example, we are working on new production capacity for lithium carbonate at our facility at La Negra, Chile. We expect to finish mechanical completion in the second quarter of 2014 and commence production thereafter. Commencement of production requires start-up, commission and certification of product quality by our customers, which may impact the expected timing of sales of product from such facility. Construction of large chemical operations is subject to numerous risks and uncertainties, including, among others, the ability to complete the project on a timely basis and in accordance with the estimated budget for such project and our ability to estimate future demand for our products. We cannot guarantee that we will be able to obtain rights to extract amounts of lithium in addition to those to which we are entitled to under our existing contract with the Chilean government or additional rights for lithium in other locations.

Capital expenditures for continuing operations for 2014 are expected to be at similar levels as 2013. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Conflict Minerals — New regulations related to conflict minerals may increase our costs and adversely affect our business.

The SEC has promulgated final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. At this time, we have determined that certain of our products contain the specified minerals, and we have developed a process to enable us to identify where such minerals originated. We expect to incur costs associated with complying with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Our customers may require our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to provide assurances to our customers that our products are “DRC conflict free” (generally, the product does not contain conflict minerals originating in the DRC or an adjoining country that directly or indirectly finance or benefit specified armed groups) or to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands.  We also may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins of all conflict minerals or to determine that any conflict minerals used in products we manufacture or in products manufactured by others for us are DRC conflict-free.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have global operations, serving customers worldwide. To service our customers efficiently, we maintain 33 operating manufacturing facilities in 17 countries for our continuing operations with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. In addition, our discontinued operations operate 26 facilities in 7 countries. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these operating facilities:

Segment in the case of Continuing Operations (or business in the case of Discontinued Operations)	Country	Locations	Leased/Owned	Major Applications/Industry
Continuing Operations:
Lithium
	Chile	La Negra	Owned	Lithium carbonate and lithium chloride
		Salar de Atacama (1)	Owned	Lithium brine and potash
	Germany	Langelsheim (2)	Owned	Butyllithium, lithium chloride, specialty products, lithium hydrides, cesium, and special metals
	Taiwan	Taichung	Owned	Butyllithium
	India	Gujarat	Leased	Butyllithium
	United States	Kings Mountain, NC	Owned	Technical and battery grade lithium hydroxide
		New Johnsonville, TN	Owned	Butyllithium and specialty products
		Silver Peak, NV	Owned	Lithium-carbonate
Surface Treatment
	Australia	Bayswater North	Owned	General Industry, aerospace, and other pre-treatment technologies
	Brazil	Jundiai/Săo Paulo	Owned	Automotive and other pre-treatment technologies
	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies
		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
		Nanjing (JV)	Leased	Automotive, cold forming and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langenfeld	Leased	General industry
		Langelsheim (2)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
		Willstatt	Leased	Coil coating
	India	Chennai	Owned	Automotive and other pre-treatment technologies
		Pune	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Owned	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	New Zealand	Auckland	Leased	General Industry, aerospace, and other pre-treatment technologies

	Singapore	Singapore	Leased	Aerospace and other pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Turkey	Cayirova-Kocaeli	Owned	Automotive and other pre-treatment technologies
	United States	Blackman Township, MI	Owned	General industry, automotive and other pre-treatment technologies
		La Mirada, CA	Leased	Pre-treatment technologies and aerospace
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
Metal Sulfides	Austria	Arnoldstein	Leased	Metal sulfides

Discontinued Operations:
Titanium Dioxide Pigments	Finland	Pori	Owned	Plastics, paints, packaging inks, coatings and paper
	Germany	Duisburg (3)	Owned	Titanium Dioxide - Fibers, plastics, paints, coatings and paper Functional Additives - Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
		Uerdingen	Leased	Plastics, paints, coatings and paper
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties
	France	Comines	Owned	Coatings
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Construction
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment
		Valdosta, GA	Owned	Wood protection products and treatment
Water Chemistry	Germany	Duisburg (3)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Schwarzheide	Leased	Flocculants
Rubber Compounds	Italy	Azeglio	Owned	Rubber compounds

(1)               Ownership of the land at the Salar de Atacama will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we extract lithium brine in Chile

(2)               This facility is shared by both the Lithium segment and the Surface Treatment segment.

(3)               This facility is shared by the Titanium Dioxide Pigments business and the Water Chemistry business.

Item 3. Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Indemnities—We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.” However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our financial condition, results of operations or cash flows. We cannot predict the outcome of any litigation or the potential for future litigation. See also Item 8. Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies.”

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it would not intervene at that time and the court ordered the complaint to be unsealed. The complaint was served on the Company in November 2012 by Osmose, Inc. (“Osmose”), a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products. In March 2013, Osmose filed an amended complaint. In May 2013, the Company’s subsidiary filed a motion to dismiss the action. In January 2014, the United States District Court for the Western District of New York granted the Company’s motion and dismissed all claims with prejudice. Osmose did not appeal this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol ROC. As of February 28, 2014, there were approximately 40 holders of record of the Company’s common stock.

In June 2012, the Company’s board of directors initiated a quarterly cash dividend. The following table summarizes the Company’s quarterly common stock information for the last two years:

			Per Share
	Market Prices		Dividend
	High	Low	Declared
2013
Fourth	$74.67	$62.37	$0.45
Third	69.60	62.86	0.45
Second	68.96	59.04	0.40
First	65.77	49.99	0.40

2012
Fourth	$50.29	$42.02	$0.35
Third	52.33	40.52	0.35
Second	56.99	41.19	0.35
First	57.00	39.36	—

Rockwood’s operations are conducted through its subsidiaries and its ability to make payments on any obligations it may have is dependent on the earnings and the distribution of funds from its subsidiaries. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The indenture governing the 2020 Notes limits the ability of RSGI to make payments to Rockwood for regular cash quarterly dividends on our common stock, subject to certain exceptions, including, among others, RSGI’s ability to make payments to Rockwood in an amount not to exceed $0.45 per share.

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

Issuer Purchases of Equity Securities

There were no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2013.

In January 2013, we announced that our board of directors authorized the Company to repurchase shares of our common stock up to an aggregate amount of $400 million. This share repurchase program was completed in September 2013. During fiscal year 2013, we repurchased 6.2 million of our outstanding shares at a cost of approximately $400 million. There were no repurchases of our common stock during the fourth quarter of 2013 under either share repurchase program. In November 2013, our board of directors authorized a new share repurchase program for shares of our common stock up to $500 million expected to be completed over two years. The indenture governing the 2020 Notes limits the ability of RSGI to make payments to Rockwood for common stock repurchases subject to certain exceptions, including, among others, RSGI’s ability to make payments to Rockwood in an amount not to exceed $250.0 million in any calendar year. See Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock.”

Stock Performance Graph

The following graph compares the performance through December 31, 2013 of a hypothetical $100 investment made on December 31, 2008 in (a) our common stock, (b) the S&P 500 Index ® and (c) the S&P Supercomposite Specialty Chemicals Index (S15SPCH).

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2013 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2013 and the Balance Sheet data as of December 31, 2013 and 2012, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2010 and 2009 and the Balance Sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included herein. All periods presented have been reclassified to account for the sale of the plastic compounding business in 2011, the sale of the Advanced Ceramics and Clay-based Additives businesses in 2013, and the sale of the TiO2 Pigments and Other Businesses that is expected to close during the first half of 2014, as discontinued operations. In addition, all prior periods presented have been reclassified to account for the impact of the accounting records that were falsified at a single location within the Color Pigments and Services business of our former Performance Additives segment. For the years ended December 31, 2012, 2011 and 2010, net income and earnings per share on a diluted basis was reduced by $4.3 million ($0.05 per share), $11.9 million ($0.15 per share) and $8.0 million ($0.10 per share), respectively. For the year ended December 31, 2009, net income was increased by $0.2 million. The effect of these adjustments was a cumulative reduction in total equity of $34.0 million, $29.0 million, $18.6 million and $11.2 million as of December 31, 2012, 2011, 2010 and 2009, respectively. See Note 20, “Immaterial Corrections,” for further details.

	Year ended December 31,
($ in millions, except per share data; shares in thousands)	2013	2012	2011	2010	2009
Statement of operations data:
Net sales:
Lithium	$479.4	$474.4	$456.5	$397.1	$357.3
Surface Treatment	770.2	723.2	743.2	662.0	564.0
Corporate and other	128.2	126.2	154.4	119.4	89.9
Total net sales	1,377.8	1,323.8	1,354.1	1,178.5	1,011.2
Gross profit	618.0	586.7	581.3	513.1	428.3
Operating income	210.6	194.9	181.8	136.0	123.6
Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income (loss) from continuing operations	$55.4	$232.9	$70.2	$86.4	$(44.5)
Income from discontinued operations	1,604.5	146.3	329.2	145.0	65.8
Net income	$1,659.9	$379.2	$399.4	$231.4	$21.3
Basic earnings (loss) per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings (loss) from continuing operations	$0.73	$3.00	$0.92	$0.81	$(0.60)
Earnings from discontinued operations, net of tax	21.17	1.88	4.30	2.28	0.89
Basic earnings per share	$21.90	$4.88	$5.22	$3.09	$0.29
Diluted earnings (loss) per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings (loss) from continuing operations	$0.72	$2.91	$0.88	$0.78	$(0.60)
Earnings from discontinued operations, net of tax	20.73	1.83	4.12	2.18	0.89
Diluted earnings per share	$21.45	$4.74	$5.00	$2.96	$0.29

Dividends declared per share of common stock	$1.70	$1.05	$—	$—	$—
Other data:
Capital expenditures (1)	$172.3	$140.8	$112.0	$46.7	$49.0
Adjusted EBITDA from continuing operations (2)	323.3	321.1	284.0	234.9	224.0

	As of December 31,
($ in millions)	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	$1,522.8	$1,266.1	$315.2	$316.1	$264.0
Property, plant and equipment, net	842.8	719.6	655.5	607.4	630.7
Total assets	5,532.3	6,013.6	4,580.8	4,723.4	4,793.0
Total long-term debt, including current portion	1,295.4	2,219.8	1,410.8	1,839.9	2,116.3
Total equity	3,049.2	1,875.7	1,629.4	1,322.7	1,129.5

(1)               Net of government grants of $2.2 million, $9.4 million and $16.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)               Consolidated EBITDA as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to Adjusted EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our former senior secured credit agreement, as described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Other Charges and Credits and Note Regarding Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income attributable to Rockwood Holdings, Inc. to Adjusted EBITDA from continuing operations for the periods indicated:

	Year ended December 31,
($ in millions)	2013	2012	2011	2010	2009
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,659.9	$379.2	$399.4	$231.4	$21.3
Net income (loss) attributable to noncontrolling interest - discontinued operations	1.0	14.7	40.6	9.1	(3.8)
Net income	1,660.9	393.9	440.0	240.5	17.5
Income tax (benefit) provision	(10.0)	(124.8)	15.3	(88.0)	5.0
Loss (income) from discontinued operations, net of tax	65.0	(161.0)	(250.5)	(154.1)	(62.0)
Gain on sale of discontinued operations, net of tax	(1,670.5)	—	(119.3)	—	—
Income (loss) from continuing operations before taxes	45.4	108.1	85.5	(1.6)	(39.5)
Interest expense, net	82.3	64.5	83.1	135.2	152.4
Depreciation and amortization	93.5	89.3	88.0	85.4	87.2
Restructuring and other severance costs	17.5	35.3	11.4	2.7	6.9
Systems/organization establishment expenses	2.2	2.0	0.8	1.0	0.8
Acquisition and disposal costs	8.9	(2.1)	0.3	1.1	0.2
Loss on early extinguishment/modification of debt	15.5	12.0	16.6	1.6	26.6
Asset write-downs and other	4.1	0.3	0.9	8.4	2.1
Gain on previously held equity interest	(16.0)	—	—	—	—
Foreign exchange loss (gain) on financing activities, net	67.1	10.3	(3.2)	1.3	(15.5)
Other	2.8	1.4	0.6	(0.2)	2.8
Total Adjusted EBITDA from continuing operations	$323.3	$321.1	$284.0	$234.9	$224.0

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

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We serve more than 50,000 customers across a wide variety of industries and geographic areas. Prior to the completed and expected to be completed divestitures described below, we operated through five reportable segments: Lithium, Surface Treatment, Performance Additives, Titanium Dioxide Pigments and Advanced Ceramics. As a result of these completed and expected to be completed divestitures, we operate through two reportable segments: (1) Lithium and (2) Surface Treatment. We are focused on growth, productivity, cost reduction, margin expansion, divestiture of non-core businesses, bolt-on acquisitions and increasing stockholder value.

In early 2013, we announced our plans to strategically evaluate our businesses. As a result:

•                  In March 2013, we prepaid all of the outstanding borrowings under the former Titanium Dioxide Pigments facility agreement in the aggregate amount of €394.5 million ($512.4 million).

•              In June 2013, we entered into a definitive agreement to sell CeramTec, our former Advanced Ceramics segment, and completed this transaction in August 2013, for cash proceeds of $2.0 billion and a gain, net of tax, of $1,164.2 million.

•              In July 2013, we entered into a definitive agreement to sell our Clay-based Additives business, which was part of the Performance Additives segment, and completed this transaction in October 2013, for cash proceeds of $626.6 million and a gain, net of tax, of $506.3 million.

•                  In September 2013, we entered into a definitive agreement to sell our Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (the “TiO2 Pigments and Other Businesses”) for $1.325 billion, including the assumption of $225 million in pension obligations. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals.

•                  Our consolidated financial statements have been reclassified to reflect discontinued operations for Advanced Ceramics, Clay-based Additives and the TiO2 Pigments and Other Businesses for all periods presented. See Note 2, “Discontinued Operations,” for further details.

•                  In the third quarter of 2013, we repaid all of our outstanding borrowings in the aggregate amount of $924.2 million, under the term loans of our senior secured credit facility.

•                  In December 2013, we entered into definitive agreement to acquire a 49% interest in Talison Lithium Pty Ltd. (“Talison”) through a joint venture with Chengdu Tianqi Industry Group (“Tianqi”). This transaction is expected to close during the first half of 2014, following receipt of regulatory approvals. See further details in Item 1. Business, and in the liquidity section of this management’s discussion and analysis of financial condition and results of operations section.

•                  In 2013, we repurchased shares of our common stock in the aggregate amount of approximately $400 million.

The following table is a summary of our financial highlights:

	Year ended December 31,
($ in millions, except per share amounts)	2013	2012
Net sales	$1,377.8	$1,323.8

Net income from continuing operations	55.4	232.9

Adjusted EBITDA from continuing operations	323.3	321.1

Adjusted EBITDA from continuing operations margin	23.5%	24.3%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc. shareholders	$0.72	$2.91

Results

Total net sales were higher in 2013 compared to the same period in the prior year primarily in our Surface Treatment segment on higher volumes, particularly for automotive OEM, general industrial and aerospace applications, higher selling prices, as well as the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India. Net sales were also higher in our Lithium segment on higher volumes, primarily of lithium carbonate, lithium chloride and lithium hydroxide. This was partially offset by lower volumes and selling prices of potash and lower volumes of battery products.

Adjusted EBITDA from continuing operations was up in 2013 compared to the same period in the prior year primarily due to the higher net sales in our Surface Treatment segment, partially offset by higher variable compensation costs and decreased volumes and selling prices of potash in our Lithium segment.

Net income from continuing operations and diluted earnings per share from continuing operations were lower in 2013 compared to the same period in the prior year from a $150.0 million reversal of our federal valuation allowance on net federal deferred tax assets in 2012 and higher foreign exchange losses on financing activities in 2013. This was partially offset by a gain recorded as a result of revaluing a previously held unconsolidated equity interest to fair value and the increased net sales noted above.

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

Lithium

•              Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2012, net sales were up primarily from increased selling prices, as well as higher volumes of lithium carbonate used in battery applications and lithium specialties, partially offset by a decline in lithium carbonate technical grade and potash volumes. In 2013, net sales were up primarily from higher volumes of lithium carbonate, lithium chloride and lithium hydroxide, as well as increased selling prices, partially offset by lower volumes and selling prices of potash and lower volumes of battery products.

•              We expect net sales in 2014 to approximate 2013 levels from higher volumes for lithium carbonate and lithium hydroxide primarily for battery applications, with the potential for lower volumes of butyllithium. We expect the potash market to continue to be weak. Adjusted EBITDA is expected to be higher in 2014 as a result of the expected impact of the Talison joint venture which is expected to close in the first half of 2014, partially offset by lower selling prices. See Item 1. Business, for further discussion of the expected acquisition of a 49% interest in Talison.

Surface Treatment

•              Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industry markets, including household appliances, manufacturing, can producers, heating, ventilation and aluminum finishing. In 2012, net sales were down slightly from lower volumes in Europe across most markets, partially offset by higher selling prices and increased volumes in the U.S. and Asia. In 2013, net sales were up primarily from higher automotive OEM, general industrial and aerospace applications, as well as higher selling prices, as well as the acquisition of the remaining 50% interest in the previously unconsolidated joint venture in India. We expect net sales growth in 2014 primarily from increased volumes across most markets, particularly in General Industry and Automotive, as well as higher selling prices.

Global Exposure

We operate a geographically diverse business, with 53% of our net sales in 2013 generated from shipments to customers in Europe, 21% to North America (predominantly the United States), 16% to Asia and 10% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.”

We have sold to customers in more than 60 countries during this period. Currently, our continuing operations serve our diverse and extensive customer base with 33 manufacturing facilities in 17 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the year ended December 31, 2013, the average exchange rate of the Euro against the U.S. dollar was higher compared to 2012. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of December 31, 2013 which are denominated in Euros are converted at the December 31, 2013 exchange rate of €1.00 = $1.3743.  For the years ended December 31, 2013, 2012 and 2011, the average rate of exchange of the Euro to the U.S. dollar is $1.3285, $1.2864 and $1.3923, respectively.

Raw Materials

Raw materials constituted approximately 58% of our 2013 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 7% of our cost of products sold in 2013. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2013, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our key raw materials (in terms of dollars) in Item 1, “Business — Raw Materials.”

Energy Costs

In 2013, energy purchases represented approximately 3% of our cost of products sold, and were lower in 2013 compared to the same period in the prior year on lower natural gas prices in Europe and North America. In 2014, we expect energy costs to increase slightly primarily due to higher sales volumes, as well as price increases.

Income Taxes

As of December 31, 2013, we have U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of $436.5 million, of which $0.3 million expire through 2018, $2.4 million expire through 2023, $307.0 million expire through 2032 and $126.8 million which have no current expiration date. We have $8.4 million of federal capital loss carryforwards which expire in 2014. In addition, we have state and local tax loss carryforwards of $201.7 million, of which $1.5 million expire through 2018, $65.3 million expire through 2028 and $134.9 million expire in years 2029 through 2033. We also have state capital loss carryforwards of $64.0 million, of which $8.4 million expire in 2014 and $55.6 million expire in 2016.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, acquisition and disposal costs, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the years ended December 31, 2013, 2012 and 2011.

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

Definition of Adjusted EBITDA

The presentation of consolidated Adjusted EBITDA contained in this Report is calculated using the definition set forth in our former senior secured credit agreement and the indenture governing the 2020 notes and reflects management’s interpretations thereof. Adjusted EBITDA, which is referred to under our former senior secured credit agreement as “Consolidated EBITDA,” is defined in our former senior secured credit agreement as consolidated earnings (which, as defined in our former senior secured credit agreement equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in our former senior secured credit agreement), excluding extraordinary items) plus:

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

•                  any deduction for noncontrolling interest expense; and

•                  items arising in connection with CCA litigation related to our Timber Treatment Chemicals business;

less:

•                  extraordinary gains and non-recurring gains;

•                  non-cash gains; and

•                  gains on asset sales,

in all cases, subject to certain exclusions.

For presentation purposes within this Report, we use the computation set forth in our former senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

The calculation of Adjusted EBITDA under the indenture governing our 2020 Notes is generally consistent with the calculation of Adjusted EBITDA in our former senior secured credit agreement. We believe our former senior secured credit agreement is the appropriate computation of Adjusted EBITDA because it is the definition we have used historically so it allows for consistency in our calculations and comparability between reporting periods.

Management’s Uses

We use Adjusted EBITDA to assess our operating performance. We believe this financial measure is helpful in highlighting trends in our overall business because the items excluded in calculating Adjusted EBITDA have been deemed by management to have little or no bearing on our day-to-day operating performance. It is also the most significant criterion in our calculation of performance-based cash bonuses.

We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because the indenture governing the 2020 Notes contains a debt incurrence covenant based on Adjusted EBITDA. For example, the indenture prohibits us from incurring additional indebtedness, unless we satisfy on a pro forma basis a fixed-charge ratio, which is the ratio of Adjusted EBITDA to fixed charges, in each case for the most recently ended four fiscal quarters, of at least 2.00 to 1, subject to certain exceptions, which include, among others, an amount of indebtedness under a credit facility up to an amount not to exceed the greater of: i) $2,250.0 million and ii) an amount such that the net secured leverage ratio (which is also calculated using Adjusted EBITDA) shall not exceed 2.50 to 1. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief operating decision maker, our Chief Executive Officer, to evaluate the ongoing performance of our reportable segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the indenture governing the 2020 Notes, which reflects management’s interpretations thereof. Adjusted EBITDA on a segment basis is also the most significant criterion in our calculation of performance-based cash bonuses for our segments.

Limitations

Adjusted EBITDA has limitations as an analytical tool, and should not be viewed in isolation and is not a substitute for U.S. GAAP measures of earnings and cash flows. Material limitations associated with making the adjustments to our earnings and cash flows to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measures, include:

•                  the cash portion of interest expense, net, income tax provision (benefit), and restructuring as well as non-recurring charges related to securities issuance, acquisition and disposition activities, and systems/organization establishment, generally represent charges (gains) which may significantly affect funds available to use in our operating, investing and financing activities;

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

Immaterial Corrections

During the financial closing period for the third quarter of 2013, we determined, after a formal investigation, that management at a single location in Italy within the Color Pigments and Services business of our former Performance Additives segment (reported in discontinued operations effective September 2013 - see Note 2, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. We have evaluated the identified amounts and concluded that they were not material individually or in the aggregate to any of our previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although we have determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

As a result, we have revised our previously reported operating results to reflect certain immaterial adjustments, primarily related to cost of products sold. These adjustments reduced previously reported operating income by $6.0 million and $13.0 million and net income by $4.3 million ($0.05 per share on a diluted basis) and $11.9 million ($0.15 per share on a diluted basis) for the years ended December 31, 2012 and 2011, respectively. See Note 20, “Immaterial Corrections,” for further details.

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income (loss) is set forth in—Reconciliation of Net Income (Loss) Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011), including as a percentage of net sales, for the periods presented. See Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2013	2012	2011
Statement of operations data:
Net sales:
Lithium	$479.4	$474.4	$456.5
Surface Treatment	770.2	723.2	743.2
Corporate and other	128.2	126.2	154.4
Total net sales	1,377.8	1,323.8	1,354.1

Gross profit	618.0	586.7	581.3
	44.9%	44.3%	42.9%
Selling, general and administrative expenses	401.8	356.2	387.2
	29.2%	26.9%	28.6%
Gain on previously held equity interest	(16.0)	—	—
Restructuring and other severance costs	17.5	35.3	11.4
Asset write-downs and other	4.1	0.3	0.9
Operating income (loss):
Lithium	122.5	110.8	125.6
	25.6%	23.4%	27.5%
Surface Treatment	147.9	113.2	108.8
	19.2%	15.7%	14.6%
Corporate and other	(59.8)	(29.1)	(52.6)
Total operating income	210.6	194.9	181.8
Other expenses, net:
Interest expense, net	(82.3)	(64.5)	(83.1)
Loss on early extinguishment/modification of debt	(15.5)	(12.0)	(16.6)
Foreign exchange (loss) gain on financing activities, net	(67.1)	(10.3)	3.2
Other, net	(0.3)	—	0.2
Other expenses, net	(165.2)	(86.8)	(96.3)
Income from continuing operations before taxes	45.4	108.1	85.5
Income tax (benefit) provision	(10.0)	(124.8)	15.3
Income from continuing operations	55.4	232.9	70.2
(Loss) income from discontinued operations, net of tax	(65.0)	161.0	250.5
Gain on sale of discontinued operations, net of tax	1,670.5	—	119.3
Net income	1,660.9	393.9	440.0
Net income attributable to noncontrolling interest - discontinued operations	(1.0)	(14.7)	(40.6)
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,659.9	$379.2	$399.4
Adjusted EBITDA from continuing operations:
Lithium	$181.8	$181.9	$170.2
	37.9%	38.3%	37.3%
Surface Treatment	174.3	155.2	151.0
	22.6%	21.5%	20.3%
Corporate and other	(32.8)	(16.0)	(37.2)
Total Adjusted EBITDA from continuing operations (a)	$323.3	$321.1	$284.0

(a)               This amount does not include $270.3 million, $453.2 million and $567.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, of Adjusted EBITDA from discontinued operations.

Year ended December 31, 2013 compared to year ended December 31, 2012

Overview

Net sales increased $54.0 million, or 4.1%, from the prior year primarily due to higher volumes of $35.2 million, primarily in our Surface Treatment segment of $31.8 million, as well as higher volumes of $4.4 million in our Lithium segment. Higher selling prices of $17.3 million, primarily in our Surface Treatment segment, also had a favorable effect on net sales. See further discussion by segment below.

Operating income increased $15.7 million, or 8.1%, from the prior year primarily due to lower restructuring and severance costs of $17.8 million, higher selling prices of $17.3 million, the gross margin impact of higher sales volumes of $16.6 million and the gain of $16.0 million recorded in 2013 as a result of revaluing our equity interest to fair value related to the acquisition of the remaining 50% interest in the previously unconsolidated Surface Treatment joint venture in India. This was partially offset by higher corporate costs of $30.7 million, primarily for higher variable compensation, acquisition-related costs and costs related to facilities to be retained in the expected sale of the TiO2 Pigments and Other Businesses, higher selling, general and administrative costs in our Surface Treatment segment of $9.3 million, higher manufacturing costs of $5.7 million, higher depreciation and amortization costs of $4.2 million and increased asset write-downs of $3.8 million.

Adjusted EBITDA from continuing operations increased $2.2 million, or 0.7%, from the prior year primarily due to higher selling prices of $17.2 million, the gross margin impact of higher sales volumes of $16.4 million and the impact of currency changes of $3.1 million.  This was partially offset by higher corporate costs of $16.8 million, primarily for higher variable compensation costs, higher selling, general and administrative costs in our Surface Treatment segment of $9.3 million and higher manufacturing costs of $5.7 million.

Net income from continuing operations decreased $177.5 million, or 76.2%, from the prior year primarily due to a $150.0 million reversal in 2012 of a federal valuation allowance on net deferred tax assets (see further details below and in Item 8. Financial Statements and Supplementary Data — Note 11, “Income Taxes”) and increased foreign exchange losses on financing activities of $56.8 million, partially offset by the reasons noted above.

Income from discontinued operations, net of tax, decreased $226.0 million from the prior year to a loss of $65.0 million in 2013 primarily from lower selling prices of titanium dioxide pigments of $184.2 million, acquisition and disposal costs of $65.1 million related to professional fees incurred for the sale of the Advanced Ceramics, Clay-based Additives and the TiO2 and Other Businesses and an estimated loss, net of tax, of $98.0 million in connection with the sale of the TiO2 Pigments and Other Businesses. This was partially offset by the impact of higher volumes of titanium dioxide pigments of $93.1 million, as well as lower raw material costs of $23.7 million, particularly for slag and ilmenite.

The gain on sale of discontinued operations, net of tax, of $1,670.5 million recorded in 2013 is comprised of the gain on sale, net of tax, of the Advanced Ceramics segment of $1,164.2 million and the gain on sale, net of tax, of the Clay-based Additives business of $506.3 million.

Net income attributable to Rockwood Holdings, Inc. shareholders increased $1,280.7 million to $1,659.9 million in 2013 compared with the same period in the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $5.0 million, or 1.1%, from the prior year primarily on increased volumes of $4.4 million and increased selling prices of $1.2 million. Higher volumes from lithium carbonate, lithium chloride and lithium hydroxide were partially offset by lower volumes and selling prices of potash and lower volumes of battery products. The impact of currency changes of $0.7 million had an unfavorable impact on net sales.

Surface Treatment. Net sales increased $47.0 million, or 6.5%, from the prior year primarily from higher volumes of $31.8 million, particularly driven by automotive OEM, general industrial and aerospace applications, and the impact of acquisitions of $15.1 million, primarily the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India, as well as higher selling prices of $16.6 million.

Gross profit

Gross profit increased $31.3 million, or 5.3%, from the prior year due to higher selling prices of $17.3 million and the impact of higher sales volumes of $16.6 million, partially offset by higher manufacturing costs of $5.7 million. Gross profit as a percentage of net sales were 44.9% and 44.3% for the years ended December 31, 2013 and 2012, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $45.6 million, or 12.8%, from the prior year primarily due to higher Corporate SG&A costs of $30.7 million, particularly, variable compensation costs, acquisition-related costs and costs related to facilities to be retained in the expected sale of the TiO2 Pigments and Other Businesses, as well as increased general and administrative costs in our Surface Treatment segment of $9.3 million related to increased sales. SG&A expenses as a percentage of net sales were 29.2% and 26.9 % for the years ended December 31, 2013 and 2012, respectively.

Restructuring and other severance costs

Restructuring and other severance costs decreased $17.8 million, or 50.4% from the prior year primarily due to the write-down of machinery and equipment of $12.0 million in connection with the closure of a Lithium manufacturing facility in the United States in 2012 and the write-off of a trade name of $10.3 million in the Lithium segment related to the reorganization of our former Specialty Chemicals segment in 2012. This was partially offset by increased restructuring and other severance costs of $4.4 million recorded in our Lithium segment primarily related to the closure of the Lithium manufacturing facility in the United States. See Note 16, “Restructuring And Other Severance Costs,” for further details.

Gain on previously held equity interest

The gain on previously held equity interest of $16.0 million recorded in 2013 relates to the revaluation of the Company’s equity interest to fair value as a result of the acquisition of the remaining 50% interest in the previously unconsolidated India joint venture in our Surface Treatment segment.

Asset write-downs and other

Asset write-downs and other were $4.1 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. The $4.1 million recorded in 2013 is primarily related to the termination of a geothermal energy project at the Silver Peak, Nevada lithium facility.

Operating income

Lithium. Operating income increased $11.7 million, or 10.6%, from the prior year primarily due to lower restructuring and other severance costs of $17.9 million, particularly from the write-down of machinery and equipment in 2012 related to the closure of a Lithium manufacturing facility in the United States and the write-off of a trade name in 2012 related to the reorganization of the former Specialty Chemicals segment, lower energy costs of $3.2 million and lower selling, general and administrative costs of $2.8 million. This was partially offset by higher raw material costs of $4.3 million, asset write-downs of $3.9 million related to the termination of a geothermal energy project at our Silver Peak, Nevada lithium facility and the gross margin impact of sales volumes of $3.8 million, primarily related to lower potash sales.

Surface Treatment. Operating income increased $34.7 million, or 30.7%, from the prior year primarily due to the gross margin impact of higher sales volumes of $18.1 million, higher selling prices of $16.6 million and the gain on previously held equity interest of $16.0 million related to the previously unconsolidated joint venture in India. This was partially offset by higher selling, general and administrative costs of $9.3 million, higher miscellaneous manufacturing costs of $4.2 million and an unfavorable product mix of $3.7 million.

Corporate and other. Operating loss increased $30.7 million to $59.8 million in 2013 primarily due to higher variable compensation costs of $8.0 million, higher acquisition and disposal costs of $7.5 million and higher costs of $7.5 million incurred in connection with facilities retained as part of the sale of the TiO2 Pigments and Other Businesses.

Other income (expenses)

Interest expense, net. Interest expense, net increased $17.8 million, or 27.6%, from the prior year primarily due to higher interest of $42.5 million from the issuance of $1.25 billion of the 2020 Notes in September 2012, partially offset by lower interest of $14.9 million related to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013 and lower interest of $9.1 million from the repayment of the 2014 Notes in March 2012.

Loss on early extinguishment/modification of debt. For the year ended December 31, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, we recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million, primarily the cost of a foreign exchange transaction to fund the repayment. For the year ended December 31, 2012, we recorded a charge of $12.0 million as follows: $9.7 million in connection with the redemption of our Senior Subordinated Notes due in 2014 in March 2012 (comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs) and $2.3 million related to the write-off of deferred financing costs in connection with the repayment of $250 million of term loan B under our senior secured credit facility in October 2012.

Foreign exchange, net.  For the year ended December 31, 2013, foreign exchange losses of $67.1 million were primarily related to the conversion of Euros to U.S. dollars from the proceeds of the sale of the Advanced Ceramics segment and the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans. For the year ended December 31, 2012, foreign exchange losses of $10.3 million were primarily related to the change in the Euro exchange rate from December 31, 2011 to March 26, 2012, the date when the Euro-denominated senior subordinated notes were repaid.

Income tax benefit/provision

We recorded an income tax benefit of $10.0 million on income from continuing operations before taxes of $45.4 million in the year ended December 31, 2013, resulting in an effective tax rate of (22.0)%. The 2013 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to beneficial foreign earnings mix of (37.4)% primarily in Germany, Chile and the U.K. and the change in uncertain tax positions of (9.1)%.

We recorded an income tax benefit of $124.8 million on income from continuing operations before taxes of $108.1 million in the year ended December 31, 2012 resulting in an effective tax rate of (115.4)%. The 2012 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the reversal of valuation allowances against net deferred tax assets of (141.3)%, mainly related to the Company’s U.S. federal valuation allowance and a beneficial foreign earnings mix of (5.2)%, primarily in Germany, Chile and the U.K.

See Note 11, “Income Taxes,” for the reconciliation of the U.S. statutory income tax rate to the effective rate.

Adjusted EBITDA

Lithium. Adjusted EBITDA was flat compared to the prior year primarily as lower energy costs of $3.2 million, lower selling, general and administrative costs of $2.8 million and the favorable impact of currency changes of $2.6 million were offset by higher raw material costs of $4.3 million and the gross margin impact of sales volumes of $3.8 million, primarily related to lower potash sales.

Surface Treatment. Adjusted EBITDA increased $19.1 million, or 12.3%, from the prior year primarily due to the gross margin impact of higher sales volumes of $18.1 million and higher selling prices of $16.6 million. This was partially offset by higher selling, general and administrative costs of $9.3 million, higher miscellaneous manufacturing costs of $4.2 million and an unfavorable product mix of $3.7 million.

Corporate and other.  Adjusted loss before interest, taxes, depreciation and amortization increased $16.8 million to $32.8 million in 2013 from the prior year primarily due to higher variable compensation costs of $8.0 million and costs of $7.5 million incurred in connection with facilities retained as part of the sale of the TiO2 Pigments and Other Businesses.

Year ended December 31, 2012 compared to year ended December 31, 2011

Overview

Net sales decreased $30.3 million, or 2.2%, from the prior year primarily due to negative impact of currency changes of $65.9 million and lower volumes of $19.9 million, primarily in our Surface Treatment segment and metal sulfides business. This was partially offset by higher selling prices of $55.3 million in our Lithium and Surface Treatment segments. See further discussion by segment below.

Operating income increased $13.1 million, or 7.2%, from the prior year primarily due to higher selling prices of $55.3 million and lower corporate costs of $23.5 million, primarily for lower variable compensation costs. This was partially offset by higher restructuring and other severance costs of $23.9 million, higher selling, general and administrative expenses of $17.2 million in our Lithium and Surface Treatment segments, the gross margin impact of lower sales volumes of $11.8 million, the negative impact of currency changes of $9.8 million and higher raw material costs of $3.5 million.

Adjusted EBITDA from continuing operations increased $37.1 million, or 13.1%, from the prior year primarily due to the reasons noted above except for the change in restructuring and other severance costs which are excluded from Adjusted EBITDA.

Net income from continuing operations increased $162.7 million to $232.9 million for 2012 primarily due to a $150.0 million reversal of a federal valuation allowance on net deferred tax assets in 2012 (see further details below and in Item 8. Financial Statements and Supplementary Data - Note 11, “Income Taxes”) and the reasons noted above.

Income from discontinued operations, net of tax, decreased $89.5 million, or 35.7% from the prior year primarily due to the gross margin impact of lower sales volumes of $113.0 million, primarily in titanium dioxide pigments, higher raw material costs of $82.8 million, particularly slag and ilmenite, and lower production levels resulting in lower fixed cost absorption of $20.2 million. This was partially offset by higher selling prices of $120.8 million, primarily in titanium dioxide pigments and lower selling, general and administrative costs of $9.7 million.

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

Net income attributable to Rockwood Holdings, Inc. shareholders decreased $20.2 million, or 5.1%, from the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales increased $17.9 million, or 3.9%, from the prior year primarily on increased selling prices of $35.6 million, partially offset by the negative impact of currency changes of $16.4 million.

Surface Treatment. Net sales decreased $20.0 million, or 2.7%, from the prior year due to the negative impact of currency changes of $39.4 million and lower volumes in Europe of $16.4 million across most markets. This was partially offset by higher selling prices of $27.3 million and higher volumes in the U.S. and Asia totaling $8.5 million.

Gross profit

Gross profit increased $5.4 million, or 0.9%, from the prior year from higher selling prices of $55.3 million, partially offset by the negative impact of currency changes of $28.1 million, the impact of lower sales volumes of $11.8 million and higher raw material and energy costs of $4.5 million. Gross profit as a percentage of net sales were 44.3% and 42.9% for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses

SG&A expenses decreased $31.0 million, or 8.0%, from the prior year primarily from lower variable compensation costs. SG&A expenses as a percentage of net sales were 26.9% and 28.6% for the years ended December 31, 2012 and 2011, respectively.

Restructuring and other severance costs

Restructuring and other severance costs increased $23.9 million to $35.3 million for the year ended December 31, 2012 primarily due to the write-down of machinery and equipment of $12.0 million in connection with the closure of a Lithium manufacturing facility in the United States and the write-off of a trade name of $10.3 million in the Lithium segment related to the reorganization of our former Specialty Chemicals segment. See Note 16, “Restructuring and Other Severance Costs,” for further details.

Operating income

Lithium. Operating income decreased $14.8 million, or 11.8%, from the prior year primarily due to the write-down of machinery and equipment of $12.0 million related to the closure of a Lithium manufacturing facility in the United States, the write-off of a trade name of $10.3 million related to the reorganization of the former Specialty Chemicals segment, higher selling, general and administrative costs of $9.2 million, particularly research and development costs, higher raw material costs of $4.6 million, the gross margin impact of lower volumes of $3.6 million and the negative impact of currency changes of $3.5 million. This was partially offset by higher selling prices of $35.6 million.

Surface Treatment. Operating income increased $4.4 million, or 4.0%, from the prior year primarily due to higher selling prices of $27.3 million, partially offset by higher selling, general and administrative costs of $8.0 million, the negative impact of currency changes of $5.7 million, higher raw material costs of $5.6 million and the gross margin impact of lower volumes of $3.8 million.

Corporate and other. Operating loss decreased $23.5 million, or 44.7%, from the prior year primarily from lower variable compensation costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $18.6 million, or 22.4%, from the prior year primarily due to lower interest of $32.4 million from the redemption of the Senior Subordinated Notes due in 2014 in March 2012, partially offset by increased interest of $15.3 million from the issuance of $1.25 billion of the 2020 Notes in September 2012.

Loss on early extinguishment/modification of debt.  For the year ended December 31, 2012, we recorded a charge of $12.0 million as follows: $9.7 million in connection with the redemption of our Senior Subordinated Notes due in 2014 in March 2012 (comprised of redemption premiums of $6.7 million and the write off of $3.0 million of deferred financing costs) and $2.3 million related to the write-off of deferred financing costs in connection with the repayment of $250 million of term loan B under our senior secured credit facility in October 2012. For the year ended December 31, 2011, we recorded a charge of $16.6 million in connection with the refinancing and repayment of our senior secured term loans in February 2011 comprised of fees of $13.5 million and the write-off of deferred financing costs of $3.1 million.

Foreign exchange, net.  For the year ended December 31, 2012, foreign exchange losses of $10.3 million were primarily related to the change in the Euro exchange rate from December 31, 2011 to March 26, 2012, the date when the Euro-denominated senior subordinated notes were repaid. For the year ended December 31, 2011, foreign exchange gains of $3.2 million were reported in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax benefit of $124.8 million on income from continuing operations before taxes of $108.1 million in the year ended December 31, 2012 resulting in an effective tax rate of (115.4)%. The 2012 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the reversal of valuation allowances against net deferred tax assets of (141.3)%, mainly related to our U.S. federal valuation allowance and a beneficial foreign earnings mix of (5.2)% primarily in Germany, Chile and the U.K.

We recorded an income tax provision of $15.3 million on income from continuing operations before taxes of $85.5 million in the year ended December 31, 2011 resulting in an effective tax rate of 17.9%. The 2011 effective tax rate is higher than the U.S. statutory rate of 35% primarily due to a tax benefit related to a capital loss of (103.2)% resulting from a tax election made related to a non-U.S. subsidiary, a tax benefit related to a basis difference for a non-U.S. subsidiary of (20.8)%, an allocation of tax benefits to continuing operations of (13.7%) and a beneficial foreign earnings mix of (6.3)%. Additionally, the 2011 effective tax rate was negatively impacted by an increase to the U.S. valuation allowance against net deferred tax assets of 137.5%.

See Note 11, “Income Taxes,” for the reconciliation of the U.S. statutory income tax rate to the effective tax rate.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $11.7 million, or 6.9%, from the prior year primarily due to higher selling prices of $35.6 million, partially offset by higher selling, general and administrative costs of $9.2 million, particularly research and development costs, the negative impact of currency changes of $5.4 million and higher raw material costs of $4.6 million and the gross margin impact of lower volumes of $3.6 million.

Surface Treatment. Adjusted EBITDA increased $4.2 million, or 2.8%, from the prior year primarily due to higher selling prices of $27.3 million, partially offset by higher selling general and administrative costs of $8.0 million, the negative impact of currency changes of $7.1 million, higher raw material costs of $5.6 million and the gross margin impact of lower volumes of $3.8 million.

Corporate and other.  Adjusted loss before interest, taxes, depreciation and amortization decreased $21.2 million, or 57.0%, over the prior year primarily due to lower variable compensation costs.

Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on a consolidated basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Holdings, Inc. to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2013	2012	2011
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,659.9	$379.2	$399.4
Net income attributable to noncontrolling interest - discontinued operations	1.0	14.7	40.6
Net income	1,660.9	393.9	440.0
Income tax (benefit) provision	(10.0)	(124.8)	15.3
Loss (income) from discontinued operations, net of tax	65.0	(161.0)	(250.5)
Gain on sale of discontinued operations, net of tax	(1,670.5)	—	(119.3)
Income from continuing operations before taxes	45.4	108.1	85.5
Interest expense, net	82.3	64.5	83.1
Depreciation and amortization	93.5	89.3	88.0
Restructuring and other severance costs	17.5	35.3	11.4
Systems/organization establishment expenses	2.2	2.0	0.8
Acquisition and disposal costs	8.9	(2.1)	0.3
Loss on early extinguishment/modification of debt	15.5	12.0	16.6
Asset write-downs and other	4.1	0.3	0.9
Gain on previously held equity interest	(16.0)	—	—
Foreign exchange loss (gain) on financing activities, net	67.1	10.3	(3.2)
Other	2.8	1.4	0.6
Total Adjusted EBITDA from continuing operations	$323.3	$321.1	$284.0

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by operating activities was $360.3 million, $449.1 million and $448.5 million in 2013, 2012 and 2011, respectively. Net cash from operating activities decreased in 2013 primarily from lower net income (excluding the gain on sale of discontinued operations), lower cash provided from discontinued operations as the sales of Advanced Ceramics and Clay-based Additives were completed in August and October 2013, respectively partially offset by lower working capital usage related to lower inventory levels in Titanium Dioxide Pigments from working capital initiatives. Net cash from operating activities in 2012 was flat compared to 2011 primarily from lower net income in 2012, which was partially offset by lower working capital usage related to lower inventory levels in Color Pigments and Services resulting from working capital initiatives.

Investing Activities. Net cash provided by (used in) investing activities was $2,010.5 million, $(358.8) million and $21.1 million in 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to net proceeds of $2,395.9 million received from the sale of the Advanced Ceramics segment in August 2013 and the Clay-based Additives business in October 2013, partially offset by acquisitions in 2013 of $34.3 million, particularly the previously unconsolidated Surface Treatment joint venture in India, and higher capital expenditures in the aggregate amount of $62.2 million for both our continuing and discontinued operations. The decrease in 2012 was primarily due to net proceeds of $300.6 million received in 2011 from the sale of the plastic compounding business, the crenox GmbH acquisition in 2012, as well as higher capital expenditures for strategic projects in our Lithium segment in 2012.

Financing Activities. Net cash (used in) provided by financing activities was $(2,074.5) million, $857.1 million and $(482.0) million in 2013, 2012 and 2011, respectively, and included scheduled payments for long-term debt.

•      In 2013, we (i) repaid all of our outstanding borrowings under the term loans under our senior secured credit facility in the aggregate amount of $924.2 million, (ii) repurchased shares of our common stock in the aggregate amount of approximately $400 million, (iii) acquired from Kemira the remaining 39% interest in our former Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase) and (iv) paid quarterly cash dividends to shareholders of $127.6 million. With regard to financing activities of discontinued operations, we repaid all of our outstanding borrowings under the Titanium Dioxide Pigments facility agreement in the aggregate amount of €394.5 million ($512.4 million).

•      In 2012, we (i) issued a new tranche of term loan A under our existing senior secured credit facility in the amount of $350.0 million and used the proceeds along with cash on hand to redeem all of our 2014 Senior Subordinated Notes ($534.1 million in the aggregate based on the exchange rate in effect on the date of payment) in March, (ii) issued $1.25 billion of 4.625% Senior Notes due in 2020 and used a portion of the proceeds to prepay $250.0 million of term loan B under the senior secured credit facility, and

(iii) paid quarterly cash dividends to shareholders of $81.8 million. With regard to financing activities of discontinued operations, our former Titanium Dioxide Pigments venture Sachtleben GmbH, issued new term loans in the aggregate amount of €400.0 million ($500.7 million based on the exchange rate in effect on the date of. the transaction) and used a portion of the proceeds to retire existing term loans (€195.0 million - $244.1 million) and pay a dividend of $43.8 million to Kemira, the former venture partner.

•      In 2011, we (i) voluntarily prepaid $408.9 million of term loans under our former senior secured credit facility, (ii) paid related fees of $13.4 million in connection with the refinancing of our former senior secured credit facility in February 2011 and (iii) made distributions to noncontrolling shareholders of $19.4 million.

Liquidity

Our primary recurring source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In addition, we received cash proceeds of $2.0 billion in August 2013 from the sale of our Advanced Ceramics segment and cash proceeds of $626.6 million in October 2013 from the sale of our Clay-based Additives business. We also entered into a definitive agreement in September 2013 to sell our TiO2 Pigments and Other Businesses for $1.325 billion, including the assumption of $225 million in pension obligations, subject to other customary adjustments. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals.

Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments, share repurchases and acquisitions. As noted above, we entered into a definitive agreement to acquire a 49% interest in Talison that is expected to close in the first half of 2014, subject to the receipt of regulatory approvals. It is expected that Rockwood and Tianqi will contribute equity of $196 million and $204 million, respectively. In addition, we will also provide to the joint venture a two-year secured loan of up to $670 million at 8% interest. We will grant Tianqi a three-year call option to invest from 20% to 30% in the equity of Rockwood Lithium GmbH, which will be valued at 14X the last twelve months Adjusted EBITDA.

In 2014 and future periods, we believe that based on current conditions in our industry and markets, our cash balances, cash flows from operations and potential sources of borrowing will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, our cash flows from operations and our liquidity. In 2013, we used $86.2 million for cash interest, $172.3 million for capital expenditures, net of government grants, $127.6 million for the payment of quarterly dividends and $400 million for share repurchases. See Item 1, “Business,” and Item 1A, “Risk Factors.”

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, the United Kingdom and the United States. We have entered into long-term funding arrangements related to the Dynamit Nobel Pensionskasse multiemployer pension plan located in Germany and our defined benefit pension plans located in the United Kingdom. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations.

For our continuing operations, our overall unfunded position in our defined benefit plans as of December 31, 2013 is $275.2 million and the funded status of our plans is 33%. However, 84% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $43.2 million and the funded status is 76%.

For our discontinued operations, our overall unfunded position in our defined benefit plans as of December 31, 2013 is $202.2 million and the funded status of our plans is 39%. However, 60% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $81.8 million and the funded status is 59%. As of December 31, 2013, we have an outstanding letter of credit of €28.5 million ($39.2 million) related to a Titanium Dioxide Pigments defined benefit pension obligation in Finland. In connection with the sale of the TiO2 Pigments and Other Businesses, the purchaser has agreed to assume up to $225 million in unfunded pension liabilities.

The funding of our pension plans was in compliance with local requirements as of December 31, 2013. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.

As of December 31, 2013, we had cash and cash equivalents of $1,522.8 million of which $1,477.8 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or United States dollars was $3.9 million. Based on our cash balances, domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the United States. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the United States, we do not believe we would be required to accrue and pay taxes in the United States to repatriate these funds as sufficient funds could be repatriated by recalling certain intercompany loans we have with our foreign subsidiaries. Among other things, we may use available cash to invest in our business, reduce our debt, pay dividends, repurchase shares or fund acquisitions.

As of December 31, 2013, we had actual total indebtedness of $1,295.4 million, consisting primarily of the 2020 Notes ($1,250.0 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for a detailed discussion of these borrowings.

Senior secured credit facilities. In the third quarter of 2013, RSGI, a subsidiary of the Company, repaid all of its outstanding borrowings under the term loans under RSGI’s senior secured credit facility in the aggregate amount of $924.2 million, consisting of $336.9 million of term loan A and $587.3 million of term loan B. RSGI also terminated its senior secured credit agreement.  As a result, all commitments under the senior secured credit agreement were terminated and all obligations were discharged, including those under the revolving credit commitments.

2020 Notes. As of December 31, 2013, the outstanding amount of the 2020 Notes was $1,250.0 million. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, subject to satisfying on a pro forma basis a fixed-charge coverage ratio for which the most recently ended four fiscal quarters is at least 2.00 to 1, subject to certain exceptions. For the four-fiscal-quarter period ended December 31, 2013, the fixed-charge coverage ratio equaled 7.18 to 1. In addition, the indenture prohibits us from making certain restricted payments subject to satisfying a fixed-charge coverage ratio, subject to certain exceptions. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” for further details.

Titanium Dioxide Pigments term loans, revolving credit facility and other debt. In March 2013, we prepaid all of the outstanding borrowings under its Titanium Dioxide Pigments facility agreement. The aggregate amount repaid was €394.5 million ($512.4 million), consisting of €190.0 million ($246.8 million) of term loan A, €200.0 million ($259.8 million) of term loan B and a €4.5 million ($5.8 million) revolving credit facility. The interest rate on term loan A and the revolving credit facility was Euribor plus 3.75% and the interest rate on term loan B was Euribor plus 4.00%. The U.S. dollar amounts above were all based on the exchange rate in effect on the date of payment.

As of December 31, 2013, our weighted-average interest rate is 4.6%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2013	2012	2011
Net cash provided by operating activities from continuing operations	$120.8	$149.0	$58.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	49.6	43.2	100.0
Current portion of income tax provision	44.4	32.5	29.9
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	77.9	60.5	82.2
Restructuring and other severance costs	17.5	35.3	11.4
Systems/organization establishment expenses	2.2	2.0	0.8
Acquisition and disposal costs	8.9	(2.1)	0.3
Bad debt provision	(0.8)	(0.7)	0.1
Other	2.8	1.4	0.6
Total Adjusted EBITDA from continuing operations	$323.3	$321.1	$284.0

Contractual Obligations

The following table details our fixed contractual cash obligations as of December 31, 2013:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$1,711.5	$70.8	$129.5	$127.9	$1,383.3
Operating leases	69.8	12.5	16.8	10.3	30.2
Purchase obligations (b)	92.9	81.5	11.4	—	—
Total (c) (d)	$1,874.2	$164.8	$157.7	$138.2	$1,413.5

(a)               Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. These amounts also include estimated scheduled cash interest payments for all years which total $416.2 million. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt.”

(b)           Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)               Statutory minimum funding requirements for 2014 for defined benefit pension plans are not included as such amounts have not been determined. For 2014, we expect to make contributions of approximately $5.3 million to pension trusts and $12.4 million directly to plan participants as benefit payments. Future contributions, including additional payments that may be required as a result of investment performance of pension assets, are not included, as they are not fixed either as to timing or amount. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” for further details.

(d)              Liabilities for unrecognized tax benefits of $30.7 million as of December 31, 2013 are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid within one year.

Capital Expenditures

Our capital expenditures for continuing operations, net of government grants received were for 2013 include replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the year ended December 31, 2013, capital expenditures for continuing operations, net of government grants received of $2.2 million, were $172.3 million, and included the expansion of our production capacity for lithium compounds in Chile. For the years ended December 31, 2012 and 2011, our capital expenditures from continuing operations, net of government grants received were $140.8 million and $112.0 million, respectively. Capital expenditures for continuing operations, net of government grants received, for 2014 are expected to approximate 2013 levels.

Capital expenditures for discontinued operations were $181.7 million, $151.0 million and $167.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2013, our capital expenditures for continuing operations for SHE matters totaled $6.0 million, excluding costs to maintain and repair pollution control equipment. For 2014, we estimate capital expenditures for continuing operations for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such law. See Item 8. Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies,” “Regulatory Developments” for further discussion.

Off-Balance Sheet Arrangements

In the normal course of business, we incur obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2013, we had approximately $24.7 million of letters of credit and other bank guarantees, of which $22.9 million will expire in 2014 through 2016, and had the ability to issue additional letters of credit up to $7.8 million. The remaining guarantees have no specified expiration date. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows, as we anticipate fulfilling our performance obligations.

Commitments and Contingencies

See Item 8. Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred and collectability is reasonably assured. We believe that we have adequate credit granting procedures in place and that they are operating effectively so that collectability is reasonably assured. We have a low incidence of uncollectible accounts. Additionally, credit insurance is purchased at times by certain of our businesses, particularly in Europe, to protect against collection risk. Accruals are made for sales returns based on our experience and for other allowances based on the terms of allowance programs put in place. Although we believe that sufficient experience and history exists to make reasonable estimates as to such accruals and allowances, actual results can differ depending on market conditions.

Impairment

Goodwill

The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill would be reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our reportable segments that qualify for such review, Lithium, Surface Treatment and Metal Sulfides, as each of these units had a goodwill balance as of December 31, 2013. Based upon our review, the estimated fair values for our three reporting units having goodwill were substantially in excess of their carrying values. See “Impairment Accounting” section in Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” for the process used to test goodwill for impairment.

Goodwill impairment analyses are based on inherent assumptions and estimates about future cash flows (income approach) and appropriate benchmark peer companies or groups (peer multiple approach). Subsequent changes in these assumptions could result in future impairment. There have not been significant changes in the assumptions and methodologies used in the goodwill impairment analyses from the prior year. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. Two assumptions with a significant impact on the three reporting unit fair value calculations include the discount rate and the terminal value growth rate. For the 2013 impairment test, we completed a sensitivity analysis on both of these key assumptions. An increase of 100 basis points in the discount rate would have resulted in a fair value, based on discounted cash flows, exceeding the carrying value for our three reporting units that have a goodwill balance. For the terminal value growth rate, a decrease of 100 basis points would have resulted in a fair value, based on discounted cash flows, exceeding the carrying value for all of our three reporting units that have a goodwill balance. Additional sensitivity was completed on the combined impact of a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal value growth rate. This also resulted in fair values, based on discounted cash flows, exceeding carrying values for each of our reporting units that have a goodwill balance.

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

Management estimates future undiscounted cash flows using key assumptions of industry and market conditions, future sales volumes and prices, raw material and labor costs, and inflation rates. For the year ended December 31, 2013, there were no long-lived assets or asset groups that had a carrying value greater than the sum of corresponding undiscounted cash flows and therefore, we did not perform any applicable fair value calculations to measure any impairment loss.

If such assets are considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, we would use our internal cash flow estimates discounted at an appropriate interest rate, third party appraisals, as appropriate, and/or market prices of similar assets, when available.

In 2013, the Company wrote-off assets in the amount of $4.0 million related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility. In 2012, we wrote off a trade name in the amount of $10.3 million in our Lithium segment related to the reorganization of our former Specialty Chemicals segment. Also, in 2012, we recorded a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S.

Business Combinations

We account for business combinations using the acquisition method of accounting. Under the purchase method of accounting, we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

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

Dispositions

Long-lived assets and asset groups are classified as held for sale in the period in which the following specific criteria under ASC 360 (Property, Plant and Equipment) are all met:

•                  Management having the authority to approve the action, commits to a plan to sell the disposal group.

•                  The disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups.

•                  An active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated.

•                  The sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year.

•                  The disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•                  Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The results of operations of a disposal group that has operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the entity, and that either has been disposed of or classified as held for sale are reported as discontinued operations when its operations and cash flows have been or will be eliminated from the ongoing operations of the Company and the Company will not have significant continuing involvement in it after the disposal transaction.

Assets held for sale are reviewed for impairment and adjusted accordingly. A loss is recognized for any initial or subsequent write-down to fair value less cost to sell.

As discussed above, during 2013, we sold our Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell our TiO2 Pigments and Other Businesses. As of December 31, 2013, all of these transactions met the criteria for being reported as discontinued operations. As a result, the consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented.

In 2013, we recorded a charge of $142.9 million ($98.0 million, net of tax) related to an estimated loss on sale of the TiO2 Pigments and Other Businesses. The expected loss on sale represents the difference between the carrying value of these businesses and the expected proceeds. This carrying value includes the assumed recognition of actuarial (pension-related) losses and unrealized foreign exchange losses currently recorded in accumulated other comprehensive income within stockholders’ equity, which must be recognized upon completion of the sale.

Contingencies

Legal Matters

We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience in assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss has been or will be incurred.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $42.0 million for known environmental liabilities as of December 31, 2013. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Item 8. Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies.”

Income Taxes

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

As of December 31, 2011, we had three years of net cumulative losses in the United States. In accordance with our policy, we determined a normalized cumulative taxable income amount over the last three years, adjusted for divestitures which indicated a cumulative pro-forma pre-tax loss. Based upon this evidence, we concluded that the negative factors outweighed the positive factors as of December 31, 2011, the most persuasive factor being the objectively verifiable cumulative three year loss. As such, we recorded in our financial statements as of December 31, 2011, a valuation allowance of $152.2 million against the federal net deferred tax assets (excluding deferred tax liabilities related to long lived assets).

In 2012, we recorded an income tax benefit of $124.8 million primarily resulting from a $150.0 million reversal of our federal valuation allowance against our net U.S. federal deferred tax assets. The evidence evaluated indicated that the positive factors outweighed the negative factors, the most persuasive factors being the objectively verifiable normalized cumulative three-year taxable income, as well as projected future taxable income. Accordingly, we concluded that it was more likely than not that the net U.S. federal deferred tax assets, excluding capital losses, will be utilized in future years.

As of December 31, 2013, we had three years of net cumulative losses in the United States. In accordance with our policy, we determined a normalized cumulative taxable income amount over the last three years, adjusted for divestitures and other nonrecurring items which indicated a cumulative pro-forma pre-tax income. The evidence evaluated indicated that the positive factors outweighed the negative factors, the most persuasive factors being the objectively verifiable normalized cumulative three-year taxable income, as well as projected future taxable income. Accordingly, the Company concluded that it was more likely than not that the net U.S. federal deferred tax assets, excluding its capital losses, will be utilized in future years.

We also have recorded valuation allowances against deferred tax assets related to net operating loss and capital loss carryforwards in Luxembourg, India, China and for certain states in the United States as we have determined that it is more likely than not that the net deferred tax assets will not be realized, the most persuasive factors being three years of net cumulative losses. We have not recorded valuation allowances against our German deferred tax assets related to net operating loss carryforwards as we have determined that it is more likely than not that the net operating loss carryforwards will be realized, the most positive persuasive factors being projected future taxable income and an indefinite carryforward period for the net operating losses.

Income Tax Uncertainties -We recognize income tax uncertainties in our financial statements when it is more likely than not that an uncertain income tax position on the income tax return will be finally sustained upon examination based on its technical merits. The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon examination. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We record our uncertain tax positions on a gross basis and in some circumstances, offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability will reduce tax loss carryforwards.

We are subject to taxation in the United States, various states, and foreign jurisdictions. In accordance with our policy, we evaluate all tax positions taken including the existing tax liabilities recorded and evaluate whether such tax positions would more-likely-than-not be sustained upon examination, based on the technical merits of the position. If the position meets the more-likely-than-not threshold test, we estimate the amount of the benefit that would be more than 50% likely to be sustained upon ultimate resolution or settlement. The estimate includes management’s judgment of the amounts and probabilities of outcomes that could be realized, taking into account all facts, circumstances, and information available at the reporting date.

As of December 31, 2013, we have unrecognized tax benefits of $30.7 million on a gross basis, and $21.5 million, net of deferred tax assets. The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations. As such, actual results will differ from our estimates. In accordance with our policy, we have offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carry forwards.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $0.5 million in 2013.

Stock-Based Compensation

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

We do not believe it is likely that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense. A 10% change in our stock-based compensation expense would have affected net income attributable to Rockwood Holdings, Inc. by approximately $0.9 million for the year ended December 31, 2013. See Item 8. Financial Statements and Supplementary Data - Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 13, “Stock-Based Compensation,” for a discussion of our stock-based compensation programs.

Retirement Benefits

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

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2013. The estimates were based on inquiries of all plan actuaries. The December 31, 2013 funded status and stockholders’ equity are affected by assumptions as of December 31, 2013 while 2013 annual pension expense is affected by December 31, 2012 assumptions:

	As of December 31, 2013
($ in millions)	U.S. Plans	Non-U.S. Plans		2013 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.0	$13.5	$(14.5)	$(0.7)
-25 basis points	(1.1)	(14.3)	15.4	0.7

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives, when applicable. When used, derivatives are employed as risk management tools and not for trading purposes. In addition, all of our financial instruments, including derivatives, are subject to counterparty risk which we consider as part of the overall fair value requirements.

Interest Rate Risk

We had $924.2 million ($587.3 million of which was subject to a Libor floor of 1.00%) of variable-rate debt outstanding as of December 31, 2012 related to the term loans under our senior secured credit facility. In September 2013, we prepaid all of our outstanding borrowings under the term loans under the senior secured credit facility. As a result, as of December 31, 2013, we did not have any variable-rate debt outstanding.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 53% of our net sales in 2013 generated from customers in Europe, 21% in North America (predominantly in the United States), 16% in Asia and 10% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information.” Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and Euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. Approximately 50% of our 2013 net sales were derived from subsidiaries whose local currency is the Euro. This increases the impact of the fluctuation of the Euro against the U.S. dollar.

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

Our financial results are subject to the effect of currency fluctuations on the translation of our Euro-denominated debt. As of December 31, 2013, our total Euro-denominated debt equaled €32.7 million ($44.9 million). A weakening or strengthening of the Euro against the U.S. dollar by $0.01 would decrease or increase the U.S. dollar equivalent of our total Euro-denominated debt by $0.3 million as of December 31, 2013. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other expenses, net” in our statement of operations and “accumulated other comprehensive income” in the Consolidated Balance Sheet.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Holdings, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 4, 2014

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

	Year ended December 31,
	2013	2012	2011
Net sales	$1,377.8	$1,323.8	$1,354.1
Cost of products sold	759.8	737.1	772.8
Gross profit	618.0	586.7	581.3
Selling, general and administrative expenses	401.8	356.2	387.2
Gain on previously held equity interest	(16.0)	—	—
Restructuring and other severance costs	17.5	35.3	11.4
Asset write-downs and other	4.1	0.3	0.9
Operating income	210.6	194.9	181.8
Other expenses, net:
Interest expense, net	(82.3)	(64.5)	(83.1)
Loss on early extinguishment/modification of debt	(15.5)	(12.0)	(16.6)
Foreign exchange (loss) gain on financing activities, net	(67.1)	(10.3)	3.2
Other, net	(0.3)	—	0.2
Other expenses, net	(165.2)	(86.8)	(96.3)
Income from continuing operations before taxes	45.4	108.1	85.5
Income tax (benefit) provision	(10.0)	(124.8)	15.3
Income from continuing operations	55.4	232.9	70.2
(Loss) income from discontinued operations, net of tax	(65.0)	161.0	250.5
Gain on sale of discontinued operations, net of tax	1,670.5	—	119.3
Net income	1,660.9	393.9	440.0
Net income attributable to noncontrolling interest - discontinued operations	(1.0)	(14.7)	(40.6)
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,659.9	$379.2	$399.4

Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$55.4	$232.9	$70.2
Income from discontinued operations	1,604.5	146.3	329.2
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,659.9	$379.2	$399.4

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.73	$3.00	$0.92
Earnings from discontinued operations	21.17	1.88	4.30
Basic earnings per share	$21.90	$4.88	$5.22

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.72	$2.91	$0.88
Earnings from discontinued operations	20.73	1.83	4.12
Diluted earnings per share	$21.45	$4.74	$5.00

Dividends declared per share of common stock	$1.70	$1.05	$—

Weighted average number of basic shares outstanding	75,781	77,665	76,555
Weighted average number of diluted shares outstanding	77,390	79,943	79,865

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year ended December 31,
	2013	2012	2011
Net income	$1,660.9	$393.9	$440.0
Other comprehensive income, net of tax:
Pension related adjustments	50.4	(76.8)	(45.3)
Foreign currency translation	64.6	25.1	(53.8)
Intercompany loans - foreign currency translation	30.3	13.9	(24.7)
Net investment hedges	—	(0.3)	(9.9)
Foreign exchange contracts	—	0.2	0.4
Other comprehensive income (loss)	145.3	(37.9)	(133.3)
Comprehensive income	1,806.2	356.0	306.7
Comprehensive income attributable to noncontrolling interest	(2.4)	(1.9)	(28.4)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$1,803.8	$354.1	$278.3

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,522.8	$1,266.1
Accounts receivable, net	228.1	205.5
Inventories	228.2	212.7
Deferred income taxes	45.4	7.5
Prepaid expenses and other current assets	90.1	47.9
Assets of discontinued operations	1,549.1	2,583.2
Total current assets	3,663.7	4,322.9
Property, plant and equipment, net	842.8	719.6
Goodwill	659.6	610.5
Other intangible assets, net	127.9	123.4
Deferred financing costs, net	17.9	33.2
Deferred income taxes	156.5	157.4
Other assets	63.9	46.6
Total assets	$5,532.3	$6,013.6
LIABILITIES
Current liabilities:
Accounts payable	$92.2	$73.2
Income taxes payable	13.5	23.7
Accrued compensation	70.0	57.4
Accrued expenses and other current liabilities	89.0	87.2
Deferred income taxes	2.3	3.9
Long-term debt, current portion	10.3	38.4
Liabilities of discontinued operations	486.5	1,258.0
Total current liabilities	763.8	1,541.8
Long-term debt	1,285.1	2,181.4
Pension and related liabilities	268.9	276.1
Deferred income taxes	38.4	30.4
Other liabilities	102.7	95.7
Total liabilities	2,458.9	4,125.4
Commitments and Contingencies - See Note 18
Restricted stock units	24.2	12.5
EQUITY
Rockwood Holdings, Inc. stockholders' equity:
Common stock ($0.01 par value, 400,000 shares authorized, 80,219 shares issued and 73,892 shares outstanding at December 31, 2013; 400,000 shares authorized, 78,560 shares issued and 78,466 shares outstanding at December 31, 2012)	0.8	0.8
Paid-in capital	1,269.8	1,243.1
Accumulated other comprehensive income (loss)	103.7	(12.6)
Retained earnings	1,923.1	392.7
Treasury stock, at cost (6,327 shares and 94 shares, respectively)	(401.3)	(1.4)
Total Rockwood Holdings, Inc. stockholders' equity	2,896.1	1,622.6
Noncontrolling interest	153.1	253.1
Total equity	3,049.2	1,875.7
Total liabilities and equity	$5,532.3	$6,013.6

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,660.9	$393.9	$440.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	65.0	(161.0)	(250.5)
Gain on sale of discontinued operations, net of tax	(1,670.5)	—	(119.3)
Depreciation and amortization	93.5	89.3	88.0
Deferred financing costs amortization	4.4	4.0	3.0
Loss on early extinguishment/modification of debt	15.5	12.0	16.6
Gain on previously held equity interest	(16.0)	—	—
Foreign exchange loss (gain) on financing activities, net	67.1	10.3	(3.2)
Fair value adjustment of derivatives	—	—	(2.1)
Bad debt provision	0.8	0.7	(0.1)
Stock-based compensation	12.7	11.4	12.6
Deferred income taxes	(54.4)	(157.3)	(14.6)
Asset write-downs and other	4.1	24.5	0.9
Excess tax benefits from stock-based payment arrangements	(17.0)	(3.7)	(4.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(18.4)	(13.8)	(20.0)
Inventories	(11.8)	(13.2)	(28.9)
Prepaid expenses and other assets	(10.6)	(27.6)	(11.3)
Accounts payable	8.8	(1.6)	0.4
Income taxes payable	(20.3)	(9.2)	(17.4)
Accrued expenses and other liabilities	7.0	(9.7)	(31.4)
Net cash provided by operating activities of continuing operations	120.8	149.0	58.7
Net cash provided by operating activities of discontinued operations	239.5	300.1	389.8
Net cash provided by operating activities	360.3	449.1	448.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	(172.3)	(140.8)	(112.0)
Acquisitions	(34.3)	0.2	(0.8)
Proceeds on sale of assets	2.6	0.5	0.7
Net cash used in investing activities of continuing operations	(204.0)	(140.1)	(112.1)
Net cash provided by (used in) investing activities of discontinued operations (b)	2,214.5	(218.7)	133.2
Net cash provided by (used in) investing activities	2,010.5	(358.8)	21.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	24.5	8.9	14.6
Excess tax benefits from stock-based payment arrangements	17.0	3.7	4.0
Payments of long-term debt	(1,131.0)	(807.8)	(422.9)
Proceeds from long term debt	204.6	1,606.2	—
Purchase of noncontrolling interest	(130.3)	—	—
Deferred financing costs	—	(29.3)	(5.3)
Fees related to early extinguishment/modification of debt	(5.2)	(6.8)	(13.4)
Dividend distributions to shareholders	(127.6)	(81.8)	—
Share repurchases	(399.9)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,547.9)	693.1	(423.0)
Net cash (used in) provided by financing activities of discontinued operations	(526.6)	164.0	(59.0)
Net cash (used in) provided by financing activities	(2,074.5)	857.1	(482.0)
Effect of exchange rate changes on cash and cash equivalents	(46.2)	4.7	(6.8)
Net increase (decrease) in cash and cash equivalents	250.1	952.1	(19.2)
Less net (decrease) increase in cash and cash equivalents from discontinued operations	(6.6)	1.2	(18.3)
Increase (decrease) in cash and cash equivalents from continuing operations	256.7	950.9	(0.9)
Cash and cash equivalents of continuing operations, beginning of period	1,266.1	315.2	316.1
Cash and cash equivalents of continuing operations, end of period	$1,522.8	$1,266.1	$315.2

Supplemental disclosures of cash flow information:
Interest paid	$86.2	$54.7	$95.6
Income taxes paid, net of refunds	64.7	46.5	43.1
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	18.6	10.3	14.6

(a) Net of government grants of $2.2 million, $9.4 million and $16.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b) Includes net proceeds of $2,395.9 million from the sale of the Advanced Ceramics segment and Clay-based Additives business in 2013 and $300.6 million from the sale of the plastic compounding business in 2011.

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions; shares in thousands)

		Rockwood Holdings Inc. Stockholders’ Equity
				Accumulated
				Other	Retained
		Common	Paid-in	Comprehensive	Earnings	Treasury	Noncontrolling
	Total	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest
Balance, January 1, 2011	$1,322.7	$0.8	$1,202.6	$133.6	$(302.3)	$(1.4)	$289.4
Issuance of common stock	14.6	—	14.6	—	—	—	—
Deferred compensation	5.0	—	5.0	—	—	—	—
Dividend declared to noncontrolling shareholder	(0.2)	—	—	—	—	—	(0.2)
Distribution to noncontrolling shareholder	(19.4)	—	—	—	—	—	(19.4)
Other comprehensive loss, net of tax	(133.3)	—	—	(121.1)	—	—	(12.2)
Net income	440.0	—	—	—	399.4	—	40.6
Balance, December 31, 2011	1,629.4	0.8	1,222.2	12.5	97.1	(1.4)	298.2
Issuance of common stock	8.9	—	8.9	—	—	—	—
Deferred compensation	10.2	—	10.2	—	—	—	—
Dividend paid to shareholders ($1.05 per share)	(81.8)	—	1.8	—	(83.6)	—	—
Dividend distributions to noncontrolling shareholder	(47.0)	—	—	—	—	—	(47.0)
Other comprehensive loss, net of tax	(37.9)	—	—	(25.1)	—	—	(12.8)
Net income	393.9	—	—	—	379.2	—	14.7
Balance, December 31, 2012	1,875.7	0.8	1,243.1	(12.6)	392.7	(1.4)	253.1
Issuance of common stock	24.5	—	24.5	—	—	—	—
Share repurchases	(399.9)	—	—	—	—	(399.9)	—
Deferred compensation	7.2	—	7.2	—	—	—	—
Dividend paid to shareholders ($1.70 per share)	(127.6)	—	1.9	—	(129.5)	—	—
Dividend distributions to noncontrolling shareholder	(6.6)	—	—	—	—	—	(6.6)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive income, net of tax	145.3	—	—	143.9	—	—	1.4
Net income	1,660.9	—	—	—	1,659.9	—	1.0
Balance, December 31, 2013	$3,049.2	$0.8	$1,269.8	$103.7	$1,923.1	$(401.3)	$153.1

See accompanying notes to consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation—The consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include the accounts of Rockwood Holdings, Inc. and Subsidiaries, which may be referred to as “Rockwood” or the “Company.” Rockwood is a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals used for industrial and commercial purposes.

During 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (“TiO2 Pigments and Other Businesses”). As of December 31, 2013, all of these transactions met the criteria for being reported as discontinued operations. As a result, the Company’s consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented. See Note 2, “Discontinued Operations,” for further details of these transactions.

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

In December 2013, we entered into definitive agreement, which is filed as an exhibit to this Report, with Tianqi Group HK Co., Limited, a wholly-owned subsidiary of Chengdu Tianqi Group Co., Ltd., to acquire a 49% interest in Windfield Holdings Pty Ltd, which directly owns 100% of the equity of Talison Lithium Pty Ltd, a company incorporated in Australia (“Talison”). Talison currently sells the lithium concentrate to third parties who further process the concentrate into lithium carbonate and lithium chloride. Talison has a leading position in the growing Chinese lithium concentrates market and produces two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, which is used to produce lithium chemicals which form the basis for manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles. The acquisition of a 49% interest in Talison is currently expected to close in the first half of 2014, subject to receipt of the regulatory approvals. The Company cannot assure that this acquisition will close in a timely manner or at all.

Unless otherwise noted, all balance sheet items as of December 31, 2013 which are denominated in Euros are converted at the December 31, 2013 exchange rate of €1.00 = $1.3743. For the years ended December 31, 2013, 2012 and 2011, the average rate of exchange of the Euro to the U.S. dollar is $1.3285, $1.2864 and $1.3923, respectively.

Use of Estimates—The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectability of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, the measurement of the accrual for uncertain tax benefits, impairment of goodwill as well as property, plant and equipment and other intangible assets, the accrual of environmental and legal reserves, the useful lives of tangible and intangible assets, the measurement of pension obligations and stock-based compensation expense among others. Actual results could differ from those estimates. Such estimates also include the fair value of assets acquired and liabilities assumed as a result of allocations of the purchase price of business combinations consummated.

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and original equipment manufacturer customers, with the largest concentration in Europe and the United States. No single customer accounted for more than 3% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts.

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

	Year Ended December 31,
($ in millions)	2013	2012	2011
Balance, January 1	$4.9	$4.9	$5.6
Additions, net of recoveries	0.9	0.7	(0.1)
Write-offs	(0.5)	(0.8)	(0.4)
Other	—	0.1	(0.2)
Balance, December 31	$5.3	$4.9	$4.9

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. The Company records shipping and handling costs in cost of products sold and records shipping and handling costs billed to customers in net sales. Revenue under service agreements, which was less than 1% of consolidated net sales in 2013, 2012 and 2011, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2013 and 2012.

Dispositions—Long-lived assets and asset groups are classified as held for sale in the period in which the specific criteria are met in accordance with accounting standards for reporting discontinued operations. See Note 2, “Discontinued operations,” for further details.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of December 31, 2013, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future equaled €581.0 million ($798.5 million). In addition, gains or losses on Euro-denominated debt that is designated as a net investment hedge of the Company’s Euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

Advertising—The Company expenses advertising costs within selling, general and administrative expenses as incurred. Advertising costs are less than 1% of consolidated net sales in 2013, 2012 and 2011.

Research and Development—Research and development costs are charged to expense within selling, general and administrative expenses, as incurred. Such costs were $22.6 million, $22.1 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company classifies depreciation and amortization in its consolidated statements of operations consistent with the utilization of the underlying assets as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011
Cost of products sold	$50.7	$52.5	$48.0
Selling, general and administrative expenses (a)	42.8	36.8	40.0
Total depreciation and amortization	$93.5	$89.3	$88.0

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

Impairment Accounting

Goodwill- The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our reportable segments that qualify for such review; Lithium, Surface Treatment and Metal Sulfides, as each of these units had a goodwill balance as of December 31, 2013. Based upon our review, the estimated fair values for our three reporting units having goodwill were substantially in excess of their carrying values.

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

Income Approach: Under this approach, the Company makes certain assumptions, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate in determining the estimated fair value of each reporting unit.

Market Approach: Under this approach, the fair value of each reporting unit is derived from peer multiples. Specifically, the estimated fair value of each reporting unit is based on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to EBITDA of the relevant benchmark peer companies and groups. The Company uses EV multiples for the last twelve months EBITDA and for the next fiscal year’s budgeted EBITDA. The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of the reporting units. The Company then multiplies this ratio by its Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compares it to the carrying value of such reporting unit.

If the fair value resulting from the income approach substantially exceeds carrying value of a reporting unit, there is clear evidence that no impairment exists. In addition, the Company estimates the fair value of each reporting unit using the market approach to corroborate the estimated fair value determined from the income approach. If the fair values estimated under the income and market approach are substantially different, the relevant facts and circumstances are reviewed and a qualitative assessment is made to determine the proper weighting for estimating fair value. Once the estimated fair value is determined, it is compared to the carrying value of a reporting unit. If the estimated fair value exceeds the carrying value of a reporting unit, there is no impairment.  If the results of the first step indicate the carrying value of a reporting unit exceeds its estimated fair value, the second step is performed.

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

For the year ended December 31, 2013, there was clear evidence that no impairment existed for our Lithium, Surface Treatment and Metal Sulfides reporting units, as the estimated fair value substantially exceeded the carrying value of each reporting unit. Accordingly, the second step for determining the existence of a goodwill impairment was not required for any of our reporting units. As such, we concluded there was no goodwill impairment for any of our reporting units.

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

Management estimates future undiscounted cash flows using key assumptions of industry and market conditions, future sales volumes and prices, raw material and labor costs, and inflation rates. For the year ended December 31, 2013, there were no long-lived assets or asset groups that had a carrying value greater than the sum of corresponding undiscounted cash flows and therefore, we did not perform any applicable fair value calculations to measure any impairment loss.

If such assets are considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, we would use our internal cash flow estimates discounted at an appropriate interest rate, third party appraisals, as appropriate, and/or market prices of similar assets, when available.

In 2013, the Company wrote-off assets in the amount of $4.0 million related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility. These assets were written down to zero as it was determined there is no estimated recoverability as these assets will no longer be used. In 2012, the Company wrote off a trade name in the amount of $10.3 million in our Lithium segment related to the reorganization of the Specialty Chemicals segment. This trade name was written down to zero as there is no estimated recoverability based on the fact that the asset will no longer be used. In addition, the Company recorded a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S. These write-downs were included as part of “restructuring and other severance costs” in the consolidated statements of operations.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 5, “Financial Instruments and Fair Value Measurements.”

Derivatives— All derivatives are recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See Note 5, “Financial Instruments and Fair Value Measurements” and Note 17, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment and cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

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

Related Party Transactions—In the ordinary course of business, Rockwood may engage in transactions with certain related parties. For 2013, related-party transactions were not significant.

Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. As of December 31, 2013, deferred taxes are not provided on the undistributed earnings of subsidiaries of $2,298.9 million, as such amounts are considered to be permanently invested.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

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

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment and cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite life investments in non-U.S. subsidiaries and certain intercompany debt. See Note 17, “Accumulated Other Comprehensive Income.”

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

The Company awarded restricted stock units in 2013, 2012 and 2011 to certain employees of Rockwood corporate headquarters and its business units. See Note 13, “Stock-Based Compensation,” for further details. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of December 31, 2013 and 2012 has been recorded as mezzanine equity (outside of permanent equity) in the consolidated balance sheets.

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

In March 2013, the FASB issued an ASU that addressed the release of the cumulative translation adjustment (“CTA”) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business. This ASU requires a parent to release any related CTA into net income only if the sale results in the complete or substantially complete liquidation of the foreign entity. This practice is consistent with the Company’s previous accounting policy and will not have an impact on the Company’s financial statements.  This ASU is effective for the Company in its first quarter beginning January 1, 2014.

In July 2013, the FASB issued an ASU that eliminates diversity in practice for presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryfoward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. Under this ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryfoward except when: an NOL carryforward, a similar tax loss, or a tax credit carryfoward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and the entity does not intend to use the deferred tax asset for this purpose. This ASU is effective for the Company in its first quarter beginning January 1, 2014 and is not expected to have a material impact on the Company’s financial statements.

2.   DISCONTINUED OPERATIONS:

In August 2013, the Company completed the sale of its Advanced Ceramics segment for cash proceeds of $2.0 billion. In October 2013, the Company completed the sale of its Clay-based Additives business, which was part of the Performance Additives segment, for cash proceeds of $626.6 million. In September 2013, the Company entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses for $1.325 billion, including the assumption of $225 million in pension obligations, and subject to other customary adjustments. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals. As of December 31, 2013, all of these transactions met the criteria for being reported as discontinued operations. The Company’s consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented.

The gain on sale of discontinued operations, net of tax, of $1,670.5 million recorded in 2013 is comprised of the gain on sale of the Advanced Ceramics segment of $1,164.2 million and the gain on sale of the Clay-based Additives business of $506.3 million.

In 2013, the Company recorded a charge of $142.9 million ($98.0 million after tax) related to an expected loss on sale of the TiO2 Pigments and Other Businesses. The expected loss on sale represents the difference between the carrying value of these businesses and the expected proceeds. This carrying value includes the assumed recognition of actuarial (pension-related) losses and unrealized foreign exchange losses currently recorded in accumulated other comprehensive income within stockholders’ equity, which must be recognized upon completion of the sale. The fair value of the assets to be sold are categorized as Level 3 in the fair value hierarchy, as the fair value was determined based on expected sale proceeds.

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

Results of the discontinued operations of the Advanced Ceramics segment, the Clay-based Additives business and the TiO2 Pigments and Other Businesses included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
Year ended December 31, 2013
Net sales	$384.6	$147.8	$1,602.4	$2,134.8
Income (loss) before taxes	47.3	29.3	(187.6)	(111.0)

Year ended December 31, 2012
Net sales	$546.7	$191.4	$1,445.0	$2,183.1
Income before taxes	120.8	45.3	61.8	227.9

Year ended December 31, 2011
Net sales	$585.1	$202.3	$1,527.8	$2,315.2
Income before taxes	127.8	50.4	179.1	357.3

The carrying value of the assets and liabilities of the discontinued operations of the TiO2 Pigments and Other Businesses included in the consolidated balance sheets as of December 31, 2013 are as follows:

TiO2 Pigments
($ in millions)	and Other
ASSETS
Accounts receivable, net	$200.3
Inventories	401.9
Property, plant and equipment, net	749.2
Other intangible assets, net	64.3
Other assets	133.4
Total assets	$1,549.1
LIABILITIES
Accounts payable and other current liabilities	$249.9
Pension and related liabilities	205.0
Other liabilities	31.6
Total liabilities	$486.5

The carrying value of the assets and liabilities of the discontinued operations of the Advanced Ceramics, Clay-based Additives and TiO2 Pigments and Other Businesses included in the consolidated balance sheets as of December 31, 2012 are as follows:

	As of December 31, 2012
	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
ASSETS
Accounts receivable, net	$64.4	$20.3	$182.2	$266.9
Inventories	85.1	24.0	488.2	597.3
Property, plant and equipment, net	304.0	48.8	655.8	1,008.6
Goodwill	254.3	—	—	254.3
Other intangible assets, net	92.1	13.9	216.6	322.6
Other assets	6.9	11.7	114.9	133.5
Total assets	$806.8	$118.7	$1,657.7	$2,583.2
LIABILITIES
Accounts payable and other current liabilities	$57.1	$26.3	$254.2	$337.6
Long-term debt	1.7	—	534.9	536.6
Pension and related liabilities	79.5	1.0	224.2	304.7
Other liabilities	65.5	7.1	6.5	79.1
Total liabilities	$203.8	$34.4	$1,019.8	$1,258.0

In March 2013, the Company prepaid all of its outstanding borrowings under its Titanium Dioxide Pigments facility agreement. The aggregate amount prepaid was €394.5 million ($512.4 million), consisting of €190.0 million ($246.8 million) of term loan A, €200.0 million ($259.8 million) of term loan B and a €4.5 million ($5.8 million) revolving credit facility. The U.S. dollar amounts above were all based on the exchange rate in effect on the date of payment. As a result of the repayment of all borrowings under the Titanium Dioxide Pigments facility agreement, all outstanding interest rate swaps were terminated resulting in a payment of €3.0 million ($3.9 million based on the exchange rate in effect on the date of payment). The Company had not applied hedge accounting for these interest rate swaps and had recorded the mark-to-market adjustment of these derivatives as a component of interest expense in its consolidated statements of operations. As of December 31, 2012, notional amount and fair value of these interest rate swaps were $662.9 million and $4.8 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the gain/(loss) recorded was $0.9 million, $(2.3) million and $0.5 million, respectively.

The Company has a non-interest bearing note receivable from its former titanium dioxide pigments venture partner in the amount of $29.4 million that is due in August 2028, with a carrying value of $7.4 million and $6.5 million in the consolidated balance sheets as of December 31, 2013 and 2012, respectively. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable was approximately $13.6 million and $13.8 million at December 31, 2013 and 2012, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on an internally developed valuation that uses current interest rates in developing a present value of the receivable.

Included in other liabilities are reclamation obligations of $8.1 million and $7.7 million as of December 31, 2013 and 2012, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments business.

3.              SEGMENT INFORMATION:

The Company is a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals used for industrial and commercial purposes. In 2012, the Company operated in five reportable segments. As discussed in Note 2, “Discontinued Operations,” the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses. As a result, the Company operates in two reportable segments, Lithium and Surface Treatment, based on the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer.

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

Summarized financial information for each of the reportable segments is provided in the following tables:

	Year ended December 31,
($ in millions)	2013	2012	2011
Net Sales:
Lithium	$479.4	$474.4	$456.5
Surface Treatment	770.2	723.2	743.2
Corporate and other	128.2	126.2	154.4
Total (a)	$1,377.8	$1,323.8	$1,354.1

(a)               This amount does not include $2,134.8 million, $2,183.1 million and $2,315.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, of net sales from discontinued operations.

The Company uses Adjusted EBITDA on a segment basis to assess the ongoing performance of the Company’s reportable segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) before taxes as the most comparable U.S. GAAP measure. The summary of segment information below includes “Adjusted EBITDA,” a non-GAAP financial measure used by the Company’s chief operating decision maker and senior management to evaluate the operating performance of each segment.

	Year ended December 31,
($ in millions)	2013	2012	2011
Adjusted EBITDA:
Lithium	$181.8	$181.9	$170.2
Surface Treatment	174.3	155.2	151.0
Corporate and other	(32.8)	(16.0)	(37.2)
Total (a)	$323.3	$321.1	$284.0

(a)               This amount does not include $270.3 million, $453.2 million and $567.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, of Adjusted EBITDA from discontinued operations.

	Year ended December 31,
($ in millions)	2013	2012	2011
Capital Expenditures:
Lithium	$144.6	$98.3	$76.2
Surface Treatment	23.5	33.6	23.6
Corporate and other	4.2	8.9	12.2
Total (a)	$172.3	$140.8	$112.0

(a)               Net of government grants of $2.2 million, $9.4 million and $16.0 million received for the years ended December 31, 2013, 2012 and 2011, respectively.

	As of December 31,
($ in millions)	2013	2012	2011
Identifiable Assets:
Lithium	$1,373.4	$1,257.6	$1,189.9
Surface Treatment	1,076.9	977.4	942.2
Corporate and other (a)	1,932.5	1,627.3	423.4
Eliminations (b)	(399.6)	(431.9)	(410.7)
Total (c)	$3,983.2	$3,430.4	$2,144.8

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

(c)                Amounts do not include $1,549.1 million and $2,583.2 million of identifiable assets at December 31, 2013 and 2012, respectively, from discontinued operations. Total identifiable assets including these amounts were $5,532.3 million and $6,013.6 million as of December 31, 2013 and 2012, respectively.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2013	2012	2011
Net sales:
Germany	$395.4	$354.7	$380.0
Rest of Europe	365.9	352.0	392.4
United States	298.3	282.2	260.6
Chile	86.8	105.9	96.3
Rest of World	231.4	229.0	224.8
	$1,377.8	$1,323.8	$1,354.1

The following table presents the net book value of the Company’s long-lived assets located in the regions indicated:

	As of December 31,
($ in millions)	2013	2012	2011
Long-lived assets (a):
Germany	$285.2	$270.1	$258.3
Chile	283.8	177.4	138.3
Rest of Europe	82.5	83.1	79.0
United States	134.8	137.3	127.0
Rest of World	56.5	51.7	52.9
	$842.8	$719.6	$655.5

(a)               Long-lived assets represent property, plant and equipment, net.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the indenture underlying our 2020 Notes, which reflects management’s interpretations thereof. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable U.S. GAAP measure.

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA from continuing operations are described more fully in the table below:

		Surface	Corporate
($ in millions)	Lithium	Treatment	and other	Consolidated
Year ended December 31, 2013
Income (loss) from continuing operations before taxes	$114.5	$131.6	$(200.7)	$45.4
Interest expense, net	1.6	11.8	68.9	82.3
Depreciation and amortization	46.0	31.4	16.1	93.5
Restructuring and other severance costs (a)	8.2	6.0	3.3	17.5
Systems/organization establishment expenses (b)	1.1	1.0	0.1	2.2
Acquisition and disposal costs (c)	0.1	2.8	6.0	8.9
Loss on early extinguishment/modification of debt (d)	2.2	3.1	10.2	15.5
Asset write-downs and other (e)	4.0	0.1	—	4.1
Gain on previously held equity interest (f)	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net (g)	4.1	1.2	61.8	67.1
Other	—	1.3	1.5	2.8
Total Adjusted EBITDA from continuing operations	$181.8	$174.3	$(32.8)	$323.3
Year ended December 31, 2012
Income (loss) from continuing operations before taxes	$98.8	$91.6	$(82.3)	$108.1
Interest expense, net	3.3	15.6	45.6	64.5
Depreciation and amortization	44.2	31.9	13.2	89.3
Restructuring and other severance costs (a)	26.1	8.0	1.2	35.3
Systems/organization establishment expenses (b)	0.6	1.4	—	2.0
Acquisition and disposal costs (c)	—	0.2	(2.3)	(2.1)
Loss on early extinguishment/modification of debt (d)	2.6	3.0	6.4	12.0
Asset write-downs and other	0.1	0.2	—	0.3
Foreign exchange loss on financing activities, net (g)	6.2	3.0	1.1	10.3
Other	—	0.3	1.1	1.4
Total Adjusted EBITDA from continuing operations	$181.9	$155.2	$(16.0)	$321.1
Year ended December 31, 2011
Income (loss) from continuing operations before taxes	$118.0	$80.3	$(112.8)	$85.5
Interest expense, net	7.4	20.6	55.1	83.1
Depreciation and amortization	41.4	33.1	13.5	88.0
Restructuring and other severance costs (a)	3.2	8.0	0.2	11.4
Systems/organization establishment expenses (b)	—	0.8	—	0.8
Acquisition and disposal costs	—	0.1	0.2	0.3
Loss on early extinguishment/modification of debt (d)	2.9	4.8	8.9	16.6
Asset write-downs and other	0.1	0.1	0.7	0.9
Foreign exchange (gain) loss on financing activities, net (g)	(2.8)	3.0	(3.4)	(3.2)
Other	—	0.2	0.4	0.6
Total Adjusted EBITDA from continuing operations	$170.2	$151.0	$(37.2)	$284.0

(a)               See Note 16, “Restructuring and Other Severance Costs,” for further details.

(b)               Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(c)                Primarily represents professional fees incurred in connection with exploring strategic options. In 2012, this primarily represents a breakage fee received from a former acquisition target, Talison Lithium Limited, net of professional fees incurred.

(d)               In 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, the Company recorded a charge of $15.5 million, consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million, primarily the cost of a foreign exchange transaction to fund the repayment. In 2012, this represents redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes, as well as the write-off of deferred financing costs of $2.3 million in connection with the repayment of $250.0 million of term loan B under the senior secured credit facility in October 2012. In 2011, this represents fees of $13.5 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011.

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

(g)                For the year ended December 31, 2013, foreign exchange losses of $67.1 million were primarily related to the conversion of the Euros to U.S. dollars from the proceeds of the sale of Advanced Ceramics segment and the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans. For the year ended December 31, 2012, foreign exchange losses of $10.3 million were primarily related to the change in the Euro exchange rate from December 31, 2011 to March 26, 2012, the date when the Euro-denominated senior subordinated notes were repaid. For the year ended December 31, 2011, foreign exchange gains of $3.2 million were reported in connection with non-operating Euro-denominated transactions.

4.  VARIABLE INTEREST ENTITIES:

As discussed in Note 2, “Discontinued Operations,” the Company entered into a definitive agreement on September 17, 2013 to sell its TiO2 Pigments and Other Businesses, which include Titanium Dioxide Pigments and the Timber Treatment Chemicals business. This transaction is expected to close during the first half of 2014, following the receipt of regulatory approvals. Our discontinued operations include the following variable interest entities:

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

Viance LLC

The Company has a variable interest entity in its Viance LLC joint venture, which is part of the Timber Treatment Chemicals business, that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, Chemical Specialties, Inc. (“CSI”) has the power to direct the activities of Viance that most significantly impact Viance’s performance, as Viance does not own manufacturing facilities. As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

At December 31, 2013 and 2012, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	As of December 31,
($ in millions)	2013	2012
Total assets (a)	$65.3	$73.6

Total liabilities	$3.6	$5.4

(a)                                 The majority of these assets are other intangible assets.

Continuing Operations

Rockwood has several unconsolidated ventures, primarily within the Surface Treatment segment. One of these ventures does not fit the criteria for classification as a VIE as it is a financially self-sustaining, “50/50” venture both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of December 31, 2013 and 2012, Rockwood’s aggregate net investment in these ventures was $32.3 million and $25.6 million, respectively. These investments are classified as “Other assets” in the consolidated balance sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Qualifying Hedges

Cash Flow Hedges

Foreign currency forward contracts are utilized to hedge forecasted transactions for certain foreign currencies in the Company’s Surface Treatment segment. These contracts were designated as foreign currency cash flow hedges and expired in December 2013.  As a result, there were no notional amounts outstanding for foreign currency forward contracts as of December 31, 2013. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings.

Effectiveness is assessed at inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. There was no impact of ineffectiveness on earnings during the year ended December 31, 2013.

Net Investment Hedges

In prior periods, the Company designated a portion of its Euro-denominated debt that was recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €14.1 million at December 31, 2011). In March 2012, the Company dedesignated this net investment hedge. Prior to the dedesignation, foreign currency gains and losses resulting from the Euro-denominated debt discussed above were accounted for as a component of accumulated other comprehensive income.  After the dedesignation, such foreign currency gains and losses resulting from the Euro-denominated debt were recorded in the consolidated statements of operations.

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of December 31, 2013 and 2012, based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of December 31, 2013 and 2012, the Company believes the carrying values to be fully realizable. No counterparty has experienced a significant downgrade in 2013 and the consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within equity for the years ended December 31, 2013, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Year ended December 31,
($ in millions)	2013	2012	2011
Derivatives Designated as Cash Flow Hedges:
Foreign exchange contracts	$—	$—	$0.5

Non-Derivative Debt Designated as Net Investment Hedge:
Euro-denominated debt	$—	$(0.3)	$(9.9)

For the years ended December 31, 2013, 2012 and 2011, gains (losses) of $0.3 million, $(0.3) million and $2.5 million, respectively, were reclassified from accumulated other comprehensive income into operating income.

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of December 31, 2013 and 2012, the assets and liabilities measured at fair value on a recurring basis are derivatives, cash equivalents and government debt securities. In addition, the Company measures its pension plan assets at fair value (see Note 14, “Employee Benefit Plans,” for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —                Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its consolidated balance sheets as of December 31, 2013 and 2012 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are required to be measured at fair value as of December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012
($ in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash equivalents	$1,370.5	$1,370.5	$—	$1,110.1	$1,110.1	$—
Marketable equity securities	—	—	—	2.2	2.2	—
Government securities	0.1	0.1	—	0.3	0.3	—
Total assets at fair value	$1,370.6	$1,370.6	$—	$1,112.6	$1,112.6	$—

With regard to assets and liabilities required to be measured at fair value on a non-recurring basis, the Company wrote-off assets in the amount of $4.0 million in 2013 related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility. These assets were written down to zero as it was determined there is no estimated recoverability as these assets will no longer be used. These write-downs are characterized as Level 3 in the fair value hierarchy and were recorded in “asset write-downs and other” in the condensed consolidated statements of operations.  In 2012, the Company wrote-off a trade name in the amount of $10.3 million in connection with the reorganization of the former Specialty Chemicals segment and machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S. in the amount of $12.0 million. Both of these assets were written down to zero in 2012 as it was determined there is no estimated recoverability as these assets will no longer be used. These write-downs are characterized as Level 3 in the fair value hierarchy and were recorded in “restructuring and other severance costs” in the consolidated statements of operations.

Debt

At December 31, 2013 and 2012, the Company estimated the fair value of its Senior Notes due in 2020 (“2020 Notes”) was $1,273.8 million and $1,300.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,250.0 million at December 31, 2013 and 2012. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

The carrying value of the Company’s term loans under the senior secured credit facility that were paid in September 2013 approximated fair value as interest was based on prevailing variable market rates currently available. As a result, the Company categorized these term loans as level 2 in the fair value hierarchy as of December 31, 2012.

6.             INVENTORIES:

Inventories are comprised of the following:

	As of December 31,
($ in millions)	2013	2012
Raw materials	$64.7	$55.2
Work-in-process	53.4	51.3
Finished goods	110.1	106.2
Total	$228.2	$212.7

7.              PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	As of December 31,
($ in millions)	2013	2012
Land	$86.6	$83.8
Buildings and improvements, including land improvements	347.3	327.1
Machinery and equipment	477.6	434.4
Furniture and fixtures	85.6	74.8
Mining rights	86.3	86.3
Construction-in-progress (a)	195.5	90.1
Property, plant and equipment, at cost	1,278.9	1,096.5
Less accumulated depreciation and amortization	(436.1)	(376.9)
Property, plant and equipment, net	$842.8	$719.6

(a)               Construction-in-progress as of December 31, 2013 primarily relates to the expansion of production capacity for lithium compounds in Chile.

In 2013, the Company wrote-off assets in the amount of $4.0 million related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility. In 2012, the Company recorded a write-down of $12.0 million of machinery and equipment related to the closure of a Lithium manufacturing facility in the U.S. This charge was included as part of “restructuring and other severance costs” in the Consolidated Statements of Operations.

Depreciation and amortization expense of property, plant and equipment was $67.1 million, $63.8 million and $58.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Property, plant and equipment at December 31, 2013 and 2012 includes items recorded under capital leases as follows:

	As of December 31,
($ in millions)	2013	2012
Buildings and improvements, including land improvements	$55.9	$48.4
Accumulated depreciation	(13.4)	(11.0)
Total	$42.5	$37.4

At December 31, 2013, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2014	$5.1
2015	4.6
2016	4.6
2017	4.6
2018	4.6
Thereafter	16.1
39.6
Less: Amount representing interest	8.1
$31.5

8.              GOODWILL:

Below are goodwill balances and activity by segment:

		Surface	Corporate
($ in millions)	Lithium	Treatment	and other	Total
Balance, December 31, 2011	$259.3	$336.2	$4.7	$600.2
Foreign exchange	4.4	5.9	—	10.3
Balance, December 31, 2012	263.7	342.1	4.7	610.5
Acquisitions (a)	—	23.2	—	23.2
Foreign exchange	11.4	14.3	0.2	25.9
Balance, December 31, 2013	$275.1	$379.6	$4.9	$659.6

(a)     Primarily relates to the acquisition of the remaining 50% interest in the Surface Treatment joint venture in India.

There were no accumulated impairment charges recorded as of December 31, 2013.

9.              OTHER INTANGIBLE ASSETS, NET:

	As of December 31, 2013			As of December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$111.7	$(81.1)	$30.6	$102.6	$(69.6)	$33.0
Trade names and trademarks	47.9	(23.6)	24.3	46.0	(21.1)	24.9
Customer relationships	146.1	(83.8)	62.3	127.2	(72.6)	54.6
Other	37.3	(26.6)	10.7	37.2	(26.3)	10.9
Total	$343.0	$(215.1)	$127.9	$313.0	$(189.6)	$123.4

In the first quarter of 2012, the Company wrote-off a trade name in the amount of $10.3 million in the Lithium segment related to the reorganization of the Specialty Chemicals segment. This charge was included as part of “restructuring and other severance costs” in the consolidated statements of operations.

Amortization of other intangible assets was $26.4 million, $25.5 million and $29.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2014	$24.3
2015	20.6
2016	18.5
2017	17.2
2018	10.5

10.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

	December 31,
($ in millions)	2013	2012
Senior secured credit facilities:
Term Loan A	$—	$336.9
Term Loan B	—	587.3
2020 Unsecured senior notes	1,250.0	1,250.0
Capitalized lease obligations	31.5	32.8
Other loans	13.9	12.8
	1,295.4	2,219.8
Less current maturities	(10.3)	(38.4)
	$1,285.1	$2,181.4

Maturities of long-term debt are as follows:

($ in millions)
2014	$10.3
2015	4.9
2016	5.1
2017	5.7
2018	3.8
Thereafter	1,265.6
$1,295.4

Senior Secured Credit Facilities

In the third quarter of 2013, Rockwood Specialties Group, Inc. (“RSGI”), an indirect 100% owned subsidiary of the Company, repaid all of its outstanding borrowings under the term loans under the Company’s senior secured credit facility in the aggregate amount of $924.2 million, consisting of $336.9 million of term loan A and $587.3 million of term loan B. RSGI terminated all commitments under the senior secured credit agreement and all obligations were discharged, including those under the revolving credit commitments. Interest on Term loan A was Libor plus 2.25% (with a 0.25% reduction for achieving a designated credit rating) and on Term loan B was Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio).

2020 Notes

On September 25, 2012, the Company’s indirect 100% owned subsidiary, RSGI, issued $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”). The 2020 Notes are jointly and severally, and fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of RSGI’s existing and future 100% owned domestic subsidiaries that is a guarantor under RSGI’s senior secured credit facilities. The 2020 Notes pay interest at a rate of 4.625% per annum semi-annually on April 15 and October 15 of each year, and commenced on April 15, 2013. The 2020 Notes will mature on October 15, 2020.

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

The indenture governing the 2020 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless on a pro forma basis the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA to fixed charges (sum of (a) interest expense, excluding deferred financing costs; and (b) dividends), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other requirements, after giving effect to the restricted payment the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. Certain permitted payments include (i) RSGI’s ability to make payments to Rockwood in an amount not to exceed $0.45 per share per quarter and (ii) RSGI’s ability to make payments to Rockwood for common stock repurchases in an amount not to exceed $250.0 million in any calendar year.

Because the indenture governing the 2020 Notes defines an event of default to include, among other things, a default under any other debt obligation in excess of $50.0 million that could cause the acceleration of such obligation, any acceleration under a debt agreement would also result in a default under the indenture governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and accrued and unpaid interest on the then outstanding notes immediately due and payable.

Other loans

The Company has Euro-denominated loan facilities that provide aggregate outstanding borrowings of approximately €9.7 million ($13.4 million) as of December 31, 2013. These loans mature between 2014 and 2024 and bear annual interest rates ranging up to 1.0%. The loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivable.

As of December 31, 2013, the weighted average interest rate for the Company was 4.6%, excluding deferred financing costs.

The Company capitalized interest of $3.0 million, $2.3 million and $1.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.

11.       INCOME TAXES:

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011
United States	$(51.4)	$(28.0)	$(26.2)
Foreign	96.8	136.1	111.7
	$45.4	$108.1	$85.5

The (benefit) provision for taxes on income from continuing operations consisted of the following:

	Year Ended December 31,
($ in millions)	2013	2012	2011
Current income tax expense:
Federal	$1.3	$(12.9)	$(3.2)
State	1.1	1.4	(0.4)
Foreign	42.0	44.0	33.5
	44.4	32.5	29.9
Deferred income tax expense:
Federal	(33.9)	(156.2)	(2.5)
State	0.6	0.2	(0.1)
Foreign	(21.1)	(1.3)	(0.3)
	(54.4)	(157.3)	(2.9)
Allocation from discontinued operations:
Federal	—	—	(11.7)
	—	—	(11.7)

Total (benefit) provision for taxes	$(10.0)	$(124.8)	$15.3

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

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2013	2012
Current deferred income tax assets, net:
Allowance for doubtful accounts	$0.5	$0.4
Restructuring	0.6	0.5
Derivative instruments	0.9	—
Other current reserves and accruals	3.9	3.2
Investment basis difference	40.4	—
Valuation allowance	(3.2)	(0.5)
Total current deferred income tax assets, net	43.1	3.6
Noncurrent deferred income tax assets:
Investment basis difference	18.4	18.7
Pension and postretirement benefits	41.0	45.7
Tax loss carryforwards and credits	155.8	160.0
Other noncurrent reserves and accruals	26.8	17.0
Foreign exchange on debt	(0.9)	0.5
Derivative instruments	—	0.4
Other	0.7	0.6
Valuation allowance	(15.3)	(20.4)
Total noncurrent deferred income tax assets	226.5	222.5
Noncurrent deferred income tax liabilities:
Goodwill and other intangibles	(48.5)	(37.6)
Property, plant and equipment	(59.9)	(57.9)
Total noncurrent deferred income tax liabilities	(108.4)	(95.5)
Net deferred income tax asset	$161.2	$130.6

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	2.4	0.9	(0.4)
Foreign/U.S. tax differential	(37.4)	(5.2)	(6.3)
Goodwill	(5.9)	(3.3)	(4.2)
Capital loss	—	—	(103.2)
Basis difference	—	—	(20.8)
(Decrease) increase in valuation allowance	(5.7)	(141.3)	137.5
Debt instruments	(4.4)	(0.8)	—
Allocation from discontinued operations	—	—	(13.7)
Change in uncertain tax positions	(9.1)	—	3.6
Foreign tax rate changes	4.4	4.8	1.8
Other	(1.3)	(5.5)	(11.4)
Effective tax rate	(22.0)%	(115.4)%	17.9%

The 2013 effective tax rate was lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix of (37.4)% primarily in Germany, Chile and the U.K. and the change in uncertain tax positions due to the settlement of audits of (9.1)%.

The 2012 effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the reversal of valuation allowances against net deferred tax assets of (141.3)% mainly related to the Company’s U.S. federal valuation allowance. Excluding this benefit, the 2012 effective tax rate would have been 25.9%. Additionally, the 2012 effective tax rate was positively impacted by a beneficial foreign earnings mix of (5.2)% primarily in Germany, Chile and the U.K.

The 2011 effective tax rate was lower than the U.S. statutory rate of 35% primarily due to a tax benefit related to a capital loss of (103.2)% resulting from a tax election made related to a non-U.S. subsidiary, a tax benefit related to a basis difference for a non-U.S. subsidiary of (20.8)%, an allocation of tax benefits to continuing operations of (13.7)% and a beneficial foreign earnings mix of (6.3)%. Additionally, the 2011 effective tax rate was negatively impacted by an increase to the U.S. valuation allowance against net deferred tax assets of 137.5%.

The Company’s U.S. operations are included in a consolidated federal income tax return.

As of December 31, 2013, the company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of $436.5 million, of which $0.3 million expire through 2018, $2.4 million expire through 2023, $307.0 million expire through 2032 and $126.8 million which have no current expiration date. The Company has $8.4 million of federal capital loss carryforwards which expire in 2014. Additionally, the Company has state and local tax loss carryforwards of $201.7 million, of which $1.5 million expire through 2018, $65.3 million expire through 2028 and $134.9 million expire in years 2029 through 2033. The Company also has state capital loss carryforwards of $64.0 million, of which, $8.4 million expire in 2014 and $55.6 million expire in 2016.

The worldwide valuation allowance decreased by $2.6 million to $18.5 million at December 31, 2013. The valuation allowance as of December 31, 2013 and 2012 was attributable to deferred tax assets related to certain items, such as tax loss carryforwards in certain U.S. states and foreign countries for which it was more-likely-than-not that the related tax benefits would not be realized. The valuation allowance as of December 31, 2011 was attributable to deferred tax assets related to certain items, such as tax loss carryforwards in the U.S., China and other foreign countries for which it was more-likely-than-not that the related tax benefits would not be realized.

A table reflecting the activity in the valuation allowance is as follows:

	Year Ended December 31,
($ in millions)	2013	2012	2011
Balance, January 1	$21.1	$173.8	$74.3
(Decrease) increase as reflected in income tax expense (a)	(2.4)	(152.7)	99.8
Other	(0.2)	—	(0.3)
Balance, December 31	$18.5	$21.1	$173.8

(a)               Includes the reversal of $150.0 million in 2012 of the U.S. federal valuation allowance against its net U.S. federal deferred tax assets.

At December 31, 2013, the Company had undistributed foreign earnings of $2,298.9 million which the Company concluded to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax effected.

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

The Company has classified the liability for uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. As of December 31, 2013, the total amount of liabilities for unrecognized tax benefits was $30.7 million. A reconciliation of the beginning and ending balances of the total amounts of liabilities for unrecognized tax benefits, which excludes interest and penalties, is as follows:

($ in millions)	2013	2012
Unrecognized tax benefits at January 1	$33.7	$30.1
Increases in tax positions for prior years	2.1	4.3
Decreases in tax positions for prior years	(0.1)	—
Increases in tax positions for the current year	5.8	0.4
Decreases due to settlements with taxing authorities	(10.3)	(0.3)
Lapse in statute of limitations	(1.1)	(0.7)
Foreign exchange	0.6	(0.1)
Unrecognized tax benefits at December 31	$30.7	$33.7

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued interest and penalties of $0.9 million and $1.1 million in 2013 and 2012, respectively. The Company had liabilities accrued of $10.0 million and $9.1 million for interest and penalties as of December 31, 2013 and 2012, respectively.

In accordance with the Company’s policy, where tax losses can be carried back or forward to offset liabilities for uncertain tax benefits, deferred tax assets associated with such tax losses are netted against liabilities for such uncertain tax benefits. This policy results in a $9.2 million and $14.2 million reduction in both liabilities for uncertain tax positions and deferred tax assets as of December 31, 2013 and 2012, respectively. The Company has unrecognized tax benefits, net of deferred tax assets, of $21.5 million and $19.5 million as of December 31, 2013 and 2012, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012 are $21.5 million and $19.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012 are $9.2 million and $14.2 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $3.4 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in its major jurisdictions are open to investigation by tax authorities; in the U.S. from 2010, in the U.K. from 2012 and in Germany from 2008.

12.   OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2013:

($ in millions)
Years ended December 31:
2014	$12.4
2015	9.8
2016	7.0
2017	5.3
2018	5.0
Thereafter	30.1
Total	$69.6

Rent expense under all operating leases was $16.2 million, $13.7 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

13.   STOCK-BASED COMPENSATION:

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants, as discussed below, was $12.7 million, $11.4 million and $12.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock—Restricted stock of the Company can be granted with or without the requirement of consideration and with restrictions on the recipient’s right to transfer or sell the stock.

Restricted stock units. In December 2013, 2012 and 2011, the Company awarded market-based restricted stock units to its management and key employees as long as the employee continues to be employed by the Company on the vesting date and upon the achievement of certain performance targets approved by the Compensation Committee. The terms of the awards are as follows:

	Number of	Vesting
Award Date	Awards	Date	Market Performance Period
December 2013	161,156	January 1, 2017	January 1, 2014 to December 31, 2016
December 2012	309,287	January 1, 2016	January 1, 2013 to December 31, 2015
December 2011	257,440	January 1, 2015	January 1, 2012 to December 31, 2014

For each award date, the market-based restricted stock units vest based on the percentage change in the price of the Company’s stock over the market performance period and the performance-based restricted stock units vest based upon the Company’s total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index over the market performance period.

The Company specified a “target amount” of market-based restricted stock units and performance-based restricted stock units, whereby if the specified performance target is met, shares of the Company’s common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 150% of the targeted amounts granted based upon performance.

The Company began recognizing compensation expense for the restricted stock units awarded in December 2013, 2012 and 2011 upon the grant date of the awards in January of 2014, 2013 and 2012, respectively, because the performance targets that formed the basis for vesting of these awards were not available as of December 31, 2013, 2012 and 2011, respectively. The fair value of these market-based restricted stock units was estimated on the date of grant using the Monte Carlo simulation model as they are tied to market conditions. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the awards. The fair value of market-based restricted stock units awarded in the years ended December 31, 2013, 2012 and 2011 used the assumptions noted in the following table:

	Year ended December 31,
	2013	2012	2011
Expected volatility	38%	43%	67%
Risk-free rate	0.8%	0.4%	0.4%

The compensation cost related to restricted stock units of the Company was $12.3 million, $10.4 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total tax benefit recognized related to restricted stock was $4.1 million, $1.4 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value of the restricted shares granted in 2013, 2012 and 2011 were $76.56, $50.12 and $37.46, respectively, per stock unit. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $12.4 million and $6.2 million, respectively. As of December 31, 2013, there was $22.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The total tax benefit realized from restricted stock units vesting was $2.1 million and $1.7 million for the year ended December 31, 2012 and 2011, respectively. No restricted stock units vested in 2013 as the date of vesting for the awards granted in December 2010 is in January 2014.

In 2013, the Company modified equity awards held by employees of the former Advanced Ceramics and Clay-based Additives businesses and recognized additional compensation expense of $6.2 million, which is included in income from discontinued operations for the year ended December 31, 2013.

A summary of the status of the Company’s nonvested restricted stock units granted pursuant to the Plan at December 31, 2013 and 2012 and changes during the year ended December 31, 2013 is presented below:

		Weighted
		Average
	Shares	Fair Value
	(‘000)
Nonvested at December 31, 2012	815	$50.43
Granted	164	76.56
Cancelled	(125)	49.20
Nonvested at December 31, 2013	854	$55.45

Board of Directors Stock Grant—The Company granted 5,367 shares of its common stock to its directors during the year ended December 31, 2013. Compensation cost related to the directors’ stock grant caused income from continuing operations before taxes and net income to decrease by $0.4 million for the year ended December 31, 2013 and $0.5 million for each of the years ended December 31, 2012 and 2011.

Stock Options—Stock options granted to employees under the Plans shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. The Company did not grant any stock options to directors or employees in 2013, 2012 and 2011.

Stock Options. Stock options granted in 2004 or prior years have a life of ten years from the date of grant and are fully vested. Stock options granted after 2004 typically have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31 of the year granted.

The compensation cost related to stock options of the Company caused income from continuing operations before taxes to decrease by $0.4 million and $2.6 million in the years ended December 31, 2012 and 2011, respectively. The total tax benefit recognized related to stock options was $0.1 million and $0.2 million in the years ended December 31, 2012 and 2011, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $58.1 million, $18.4 million and $32.5 million, respectively. Cash received from option exercises during 2013, 2012 and 2011 was $24.5 million, $9.1 million and $14.4 million, respectively. The total tax benefit realized from options exercised was $17.0 million, $1.6 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2011, the Company accelerated the vesting of 59,547 share options held by employees of the former plastic compounding business sold in January 2011. As a result of the modifications, the Company recognized additional expense of $2.1 million, included in income from discontinued operations, for the year ended December 31, 2011.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2013 and 2012 and changes during the year ended December 31, 2013 is presented below:

			Weighted
		Weighted Average	Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2012	1,957	$19.65
Exercised	(1,225)	19.98
Outstanding at December 31, 2013	732	$19.10	1.9	$38.7

All outstanding options are fully vested as of December 31, 2012.

14.   EMPLOYEE BENEFIT PLANS:

The Company maintains various defined benefit pension plans, which cover certain employees in the U.S., U.K., Germany and other countries. In Germany, plan obligations include the provision of postretirement benefits covering private health insurance premiums. One of the U.S. subsidiaries provide certain retirees with healthcare and life insurance.

Funding requirements and investment policies for the Company’s various defined benefit plans are governed by local statutes and fiduciary standards outlined below.

The following tables summarize the benefit obligations, plan assets and the funded status of the pension plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$37.4	$34.7	$380.5	$323.2
Service cost	—	—	4.2	3.6
Interest cost	1.4	1.4	13.1	14.4
Actuarial (gain) loss	(4.1)	2.3	(2.4)	42.5
Benefits paid	(1.4)	(1.0)	(17.2)	(15.0)
Plan changes	—	—	—	1.8
Effect of curtailment/settlement	—	—	(12.0)	(0.8)
Foreign exchange loss	—	—	11.4	10.5
Other	—	—	0.8	0.3
Benefit obligation at end of year	$33.3	$37.4	$378.4	$380.5
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$24.8	$21.8	$109.8	$97.4
Actual return on assets	2.5	2.7	4.9	9.2
Employer contributions	0.7	1.3	6.4	2.5
Benefits paid from fund	(1.4)	(1.0)	(3.7)	(3.1)
Effect of curtailment/settlement	—	—	(10.6)	(0.8)
Foreign exchange gain	—	—	2.4	4.3
Other	—	—	0.7	0.3
Fair value of plan assets at end of year	$26.6	$24.8	$109.9	$109.8

Funded status (a)	$(6.7)	$(12.6)	$(268.5)	$(270.7)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(9.3)	$(9.6)
Noncurrent liabilities (b)	(6.7)	(12.6)	(259.2)	(261.0)
Net amount recognized	$(6.7)	$(12.6)	$(268.5)	$(270.6)
Amounts recognized in accumulated other comprehensive income:
Net actuarial losses	$8.3	$14.4	$88.1	$92.1
Prior service cost	—	—	5.5	6.1
Accumulated other comprehensive loss	$8.3	$14.4	$93.6	$98.2

Accumulated benefit obligation	$33.3	$37.4	$371.8	$370.0

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.61%	3.71%	3.85%	3.61%
Rate of compensation increase	N/A	N/A	3.21%	3.06%

(a)               The Company’s overall unfunded position in its defined benefit plans as of December 31, 2013 is $275.2 million and the funded status of our plans is 33%. However, 84% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $43.2 million and the funded status is 76%. The funding of the Company’s pension plans was in compliance with local requirements as of December 31, 2013.

(b)               Balances do not include $3.0 million and $2.5 million as of December 31, 2013 and 2012, respectively, representing certain individually immaterial pension and postretirement medical plans which are reported within “Pension and Related Liabilities” in the consolidated balance sheets.

	U.S. Plans			Non-U.S. Plans
($ in millions)	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.71%	4.19%	5.31%	3.61%	4.56%	5.05%
Expected return on plan assets (a)	6.53%	7.96%	8.23%	4.63%	6.75%	7.12%
Rate of compensation increase	N/A	N/A	N/A	3.06%	3.09%	3.13%
Components of net pension benefit costs:
Service cost	$—	$—	$—	$4.2	$3.6	$3.1
Interest cost	1.4	1.4	1.4	13.1	14.4	15.3
Expected return on assets	(1.6)	(1.7)	(1.7)	(6.7)	(6.5)	(6.7)
Net amortization of actuarial losses	1.1	1.1	0.5	4.8	1.8	0.7
Amortization of prior service cost	—	—	—	0.7	0.7	1.0
Net periodic pension cost	0.9	0.8	0.2	16.1	14.0	13.4
Settlement/curtailment	—	—	—	0.1	0.1	—
Total pension cost	$0.9	$0.8	$0.2	$16.2	$14.1	$13.4

(a)               The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2014	$1.4	$16.1
2015	1.5	17.5
2016	1.6	18.0
2017	1.7	18.4
2018	1.9	19.3
Years 2019 - 2023	10.6	101.6
Expected employer contributions to plan assets:
2014	$1.2	$4.2

Recognition of actuarial losses—In 2014, the Company expects to recognize $4.4 million of previously unrecognized actuarial losses.

Other postretirement benefits—The Company had liabilities of $2.6 million and $2.8 million as of December 31, 2013 and 2012, respectively, related to other postretirement benefit plans reported as “Pension and Related Liabilities” in the Consolidated Balance Sheets. Related plan expenses were $0.1million, $0.2 million and $0.1 million in 2013, 2012 and 2011, respectively.

Plans with accumulated benefit obligations in excess of plan assets—Substantially all of the Company’s defined benefit plans had accumulated benefit obligations in excess of plan assets.

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2013, the Company made contributions of approximately $7.1 million to its defined benefit pension trusts and an additional $13.5 million in benefit payments directly to plan participants. For 2014, the Company expects to make payments of approximately $5.3 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $12.4 million.

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

Plans in the U.K. and the U.S. represent approximately 95% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. The following table presents the weighted-average of the plans’ targeted investment allocations in 2013 as well as the actual weighted-average investment allocations as of December 31, 2013 and 2012:

	U.S. Plans			Non-U.S. Plans
	Target	2013	2012	Target	2013	2012
Cash and cash equivalents	—%	—%	—%	—%	3%	1%
Equity securities	51	48	51	66	64	58
Fixed income	49	52	49	32	31	30
Insurance contracts, real estate and other	—	—	—	2	2	11

The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2013 and 2012. See Item 8. Financial Statements and Supplementary Data - Note 5, “Financial Instruments and Fair Value Measurements,” for descriptions of the Company’s fair value hierarchy levels. The Company does not have any employee benefit plan assets that are classified as Level 3 inputs as of December 31, 2013 or 2012. The Company has not been informed by its investment managers of any changes in valuation techniques or inputs during the periods presented.

	Fair Value Measurements
	As of December 31, 2013			As of December 31, 2012
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$3.3	$3.3	$—	$0.8	$0.8	$—
Equity funds (a)	82.9	1.2	81.7	75.9	3.3	72.6
Government bonds (b)	4.6	1.9	2.7	5.2	1.8	3.4
Corporate bonds (b)	29.1	2.4	26.7	27.9	2.3	25.6
Other fixed income funds	13.8	0.5	13.3	12.0	0.5	11.5
Insurance contracts	2.8	—	2.8	12.8	—	12.8
Total	$136.5	$9.3	$127.2	$134.6	$8.7	$125.9

(a)               Primarily represent investments in diversified equity mutual funds.

(b)               Represents a direct investment or mutual pooled fund.

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

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $6.7 million, $6.1 million and $6.8 million in 2013, 2012 and 2011, respectively.

Multiemployer Plans— During 2013, the Company participated in one multiemployer plan in Germany. The Company previously participated in a multiemployer plan in the U.S. but ended its participation in 2012 as it satisfied all outstanding obligations. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•                  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•            If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by remaining participating employers.

The Company’s contribution expense to these plans is outlined in the table below:

	Company Contributions ($ in millions)
	Year ended December 31,
Pension Fund	2013	2012	2011
Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”)	$2.9	$3.0	$2.3
U.S. Plan	—	0.1	0.1
Total	$2.9	$3.1	$2.4

The Company’s contributions to the DN Pensionskasse represented approximately 20% of the total contributions received by the DN Pensionskasse in the years ended December 31, 2013, 2012 and 2011. Including the discontinued operations, the Company’s contributions to the DN Pensionskasse represented approximately half of the total contributions received by the DN Pensionskasse in those years.

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

The DN Pensionskasse rules require that contributions are set by its Board to comply with the applicable German insurance law. This law requires that such plans be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2012, the date the most recent information is publicly available. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation.

The DN Pensionskasse plan is subject to a financial improvement plan (“FIP”) which expires in at the end of 2014. The FIP calls for increased capital reserves to avoid future underfunding risk. In 2012, the Company’s contribution included a one-time payment of €0.4 million ($0.5 million) to ensure that the solvency requirements agreed upon in the FIP were met at the end of year end. In 2013, the Company provided a guarantee of €4.7 million ($6.5 million) to meet these solvency requirements based on a December 31, 2013 measurement date.

The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Until the end of 2014 (end of the FIP), the Company will pay at least three times the employees’ contributions for longer-term employees. However, for employees starting after December 1, 2007, the Company’s contributions equal the employee contributions.

Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan.

15.   EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following share data:

	Year ended December 31,
($ in millions, except per share amounts; shares in thousands)	2013	2012	2011
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$55.4	$232.9	$70.2
(Loss) income from discontinued operations	(66.0)	146.3	209.9
Gain on sale of discontinued operations, net of tax	1,670.5	—	119.3
Net income	$1,659.9	$379.2	$399.4

EPS Denominator:
Basic weighted average number of common shares outstanding	75,781	77,665	76,555
Effect of dilutive stock options and other incentives	1,609	2,278	3,310
Diluted weighted average number of common shares outstanding and common stock equivalents	77,390	79,943	79,865

Basic earnings per common share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.73	$3.00	$0.92
Earnings from discontinued operations, net of tax	21.17	1.88	4.30
Basic earnings per common share	$21.90	$4.88	$5.22

Diluted earnings per common share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.72	$2.91	$0.88
Earnings from discontinued operations, net of tax	20.73	1.83	4.12
Diluted earnings per common share	$21.45	$4.74	$5.00

For the years ended December 31, 2013, 2012 and 2011, there were no outstanding shares that would have had an anti-dilutive effect.

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

The following table provides the restructuring and other severance costs for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
($ in millions)	2013	2012	2011
Severance/Relocation	$1.9	$3.4	$6.2
Facility/entity closure and other	13.1	5.9	3.4
Asset write-downs	—	24.3	—
Restructuring charge	15.0	33.6	9.6
Other severance costs	2.5	1.7	1.8
Total	$17.5	$35.3	$11.4

For the year ended December 31, 2013, the restructuring charges primarily relate to relate to the closure of a lithium manufacturing facility in the U.S., environmental reserves recorded for facilities retained as part of the sale of the TiO2 Pigments and Other Businesses, organizational changes in the Surface Treatment segment, as well as closure costs related to the move of the Lithium headquarters to a new location.

All restructuring actions still in progress as of December 31, 2013 are expected to be substantially complete within the next twelve months. However, payouts of certain liabilities resulting from these actions will take place over several years. There are no significant future costs related to open restructuring plans remaining. Selected information for outstanding liabilities from recent restructuring actions is as follows (excluding asset write-downs of $24.3 million noted above):

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2011	$4.9	$2.4	$7.3
Restructuring charge in 2012	3.4	5.9	9.3
Utilized	(2.3)	(6.4)	(8.7)
Foreign exchange and other	0.1	—	0.1
Liability balance, December 31, 2012	$6.1	$1.9	$8.0
Restructuring charge in 2013	1.9	13.1	15.0
Utilized	(5.2)	(7.9)	(13.1)
Foreign exchange and other	(0.4)	(2.3)	(2.7)
Liability balance, December 31, 2013	$2.4	$4.8	$7.2

Restructuring reserves by segment are as follows:

	As of December 31,
($ in millions)	2013	2012
Lithium	$2.8	$1.4
Surface Treatment	2.7	4.7
Corporate and other	1.7	1.9
	$7.2	$8.0

17.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension		Intercompany			Total
	related	Foreign	loans -	Net	Cash flow	accumulated
	adjustments,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax (a)	translation (b)	translation (b)	net of tax (c)	net of tax (d)	income (loss)
Balance at December 31, 2010	$(43.5)	$229.2	$128.2	$(179.7)	$(0.6)	$133.6
Period change	(39.2)	(47.7)	(24.7)	(9.9)	0.4	(121.1)
Balance at December 31, 2011	(82.7)	181.5	103.5	(189.6)	(0.2)	12.5
Period change	(63.3)	24.4	13.9	(0.3)	0.2	(25.1)
Balance at December 31, 2012	(146.0)	205.9	117.4	(189.9)	—	(12.6)
Other comprehensive loss before reclassifications	25.1	62.2	31.8	—	—	119.1
Amounts reclassified from accumulated other comprehensive loss to net income	25.3	1.0	(1.5)	—	—	24.8
Amounts reclassified from noncontrolling interest to accumulated other comprehensive loss (e)	(27.6)	—	—	—	—	(27.6)
Balance at December 31, 2013	$(123.2)	$269.1	$147.7	$(189.9)	$—	$103.7

(a)               The tax effect on the pension related adjustments is an expense (benefit) of $10.4 million, $(25.8) million and $(12.0) million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)               The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)                There was no tax effect recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

(d)               The tax effect on the cash flow hedges is an expense of $0.1 million for 2011.

(e)                This represents the amount of accumulated other comprehensive loss reclassified as a result of the Company’s purchase of Kemira’s 39% interest in the Titanium Dioxide Pigment’s venture in February 2013.

Gains and losses on intercompany foreign currency loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported as a component of accumulated other comprehensive income.

The amounts reclassified from accumulated other comprehensive income (loss) into net income are as follows:

Amount Reclassified
from Accumulated
Other Comprehensive Loss
Accumulated Other	Year ended
Comprehensive Loss Components	December 31, 2013
Pension related adjustments:
Sale of Advanced Ceramics (a)	$(18.1)
Actuarial losses (b)	(16.0)
Prior service costs (b)	(0.8)
(34.9)
Income tax provision	9.6
$(25.3)

Foreign currency translation:
Sale of Advanced Ceramics (a)	$(3.3)
Sale of Clay-based Additives (a)	2.3
$(1.0)

Intercompany foreign currency loans:
Sale of Advanced Ceramics (a)	$1.5
$1.5

Total reclassifications for the period	$(24.8)

(a)               Amounts reclassified to gain on sale of discontinued operations, net of tax in the consolidated statements of operations.

(b)               These accumulated other comprehensive income components are included in the computation of net periodic pension costs that are recorded in costs of products sold and selling, general and administrative expenses in the consolidated statements of operations. In addition, these accumulated other comprehensive income components include the effect of actuarial losses and prior service costs from discontinued operations.

18.   COMMITMENTS AND CONTINGENCIES:

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass, which was sold in 2003. This subsidiary has been named as a defendant, or third party defendant, in several lawsuits, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. Two lawsuits are still pending in Germany (District Courts of Frankfurt am Main and of Rottweil) and six lawsuits are pending in the Netherlands (High Court of Hertogenbosch), The court of the first instance in the Dutch litigations concluded in March 2012 that our subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €0.7 million ($1.0 million) to €4.2 million ($5.8 million) as of December 31, 2013. The Company does not believe that the resolution of these matters will have a material effect on its financial condition, results of operations or cash flows.

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the German Fiscal Court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of December 31, 2013 is from €0.0 million to €5.5 million ($7.6 million). The Company does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. In June 2012, the United States government filed a notice of election indicating that it would not intervene at that time and the court ordered the complaint to be unsealed. The complaint was served on the Company in November 2012 by Osmose, Inc. (“Osmose”), a competitor of our Timber Treatment business, and alleges that our subsidiary misrepresented properties of certain fire retardants in relation to a military specification for such products. In March 2013, Osmose filed an amended complaint. In May 2013, the Company’s subsidiary filed a motion to dismiss the action. In January 2014, the United States District Court for the Western District of New York granted the Company’s motion and dismissed all claims with prejudice. Osmose did not appeal this matter.

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on its financial condition, results of operations or cash flows.

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $2.1 million and in the aggregate equal $3.0 million as of December 31, 2013. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company may be subject to indemnity claims relating to properties or businesses it divested. For example, the Company has agreed to indemnify the buyer of its former plastic compounding, Clay-based Additives and TiO2 Pigments and Other Businesses for certain tax and environmental matters which may arise in the future that relate to the period prior to the closing or other matters related to such businesses.

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of December 31, 2013, the Company has recorded a reserve of €4.9 million ($6.7 million) against its related receivable of €5.4 million ($7.4 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

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

SHE Capital Expenditures

The Company will incur future costs for capital improvements and general compliance under SHE laws. For the years ended December 31, 2013, 2012 and 2011, the capital expenditures for SHE matters for continuing operations totaled $6.0 million, $23.1 million and $13.9 million, respectively, excluding costs to maintain and repair pollution control equipment. For 2014, the Company estimates capital expenditures for continuing operations for compliance with SHE laws to be at similar levels as 2013; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws for continuing operations, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

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

The Company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gases and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities. In addition, legislation has been introduced in Congress seeking to reform the Toxic Control Substances Act, which among other things, would require manufacturers to develop and submit additional safety data for each chemical it produces, similar to the Registration, Evaluation, and Authorization of Chemicals (“REACH”) legislation. Based upon currently available information, the Company does not believe that these regulations will have a material impact on its financial condition, results of operations or cash flows.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at December 31, 2013:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X		X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
France	Sens	X
Germany	Duisburg				X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Stadeln	X	X
	Troisdorf	X	X	X
The Netherlands	Oss	X
South Africa	Boksburg	X
United Kingdom	Birtley			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Kings Mountain, NC				X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

In connection with the sale of TiO2 Pigments and Other Businesses, the Company agreed to retain liability for certain environmental matters at several operating sites where the Company currently has environmental reserves, including Birtley, UK, Hainhausen, Germany, Shenzhen, China, Beltsville, Maryland, East St. Louis, Illinois, Easton, Pennsylvania and Valdosta, Georgia.  Accordingly, the reserves for these sites are not included in discontinued operations and the reserves for other operating sites for these businesses are included in discontinued operations (Duisburg, Uerdingen, and Schwarzheide, Germany, Kipsikorpi, Finland, Harrisburg, North Carolina and Turin, Italy). In addition, the Company agreed to indemnify the buyer for certain environmental matters at such other operating sites of the businesses for a limited period subject to certain limitations, caps and deductibles.

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

On a consolidated basis, the Company has accrued $42.0 million and $38.4 million for environmental liabilities as of December 31, 2013 and 2012, respectively, most of which were classified as other non-current liabilities in the consolidated balance sheets. Included in the environmental liabilities are reclamation obligations of $15.3 million and $14.9 million as of December 31, 2013 and 2012, respectively. These obligations primarily relate to post-closure reclamation in the surface mining and manufacturing sites within the Lithium segment.

	Year ended December 31,
($ in millions)	2013	2012
Liability balance, January 1	$14.9	$13.8
Accretion	0.6	0.6
Utilization	(0.3)	—
Revisions to estimates	0.1	0.5
Liability balance, December 31	$15.3	$14.9

The remaining environmental liabilities ($26.7 million and $23.5 million as of December 31, 2013 and 2012, respectively) represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of December 31, 2013 is from $26.7 million to $46.9 million. Of these accruals, $14.3 million and $13.2 million as of December 31, 2013 and 2012, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%, with the undiscounted amount of these reserves being $29.8 million and $28.8 million, respectively.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. For the year ended December 31, 2013, the Company recorded charges of $4.1 million to increase its environmental liabilities and made payments of $1.4 million for reclamation and remediation costs, which reduced its environmental liabilities. For the year ended December 31, 2013, the recurring cost of managing hazardous substances for ongoing operations is $9.2 million.

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

Commitments

As of December 31, 2013, the Company has unconditional purchase obligations of $92.9 million primarily consisting of take-or-pay contracts to purchase goods and energy that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are expected to be incurred as follows: $81.5 million in less than one year and $11.4 million in two-three years.

19.  GUARANTOR FINANCIAL STATEMENTS:

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

•                  Non-Guarantor Subsidiaries — these include all of the Company’s foreign subsidiaries, two domestic subsidiaries and RSCI and RSII (because they are non-guarantors) on a consolidated basis. As a result, the “investment in subsidiary” and “equity in undistributed earnings of subsidiaries” presented in the Non-Guarantor Subsidiaries column includes all of the subsidiaries of RSCI;

•                  Consolidating Adjustments — represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, RSGI, the Guarantor Subsidiaries and the Non-Guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) offset deferred income taxes within the same tax jurisdictions; and

•                  Total Consolidated Amounts - Parent Company and its subsidiaries on a consolidated basis.

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

The 2012 and 2011 prior year guarantor financial statements were adjusted for discontinued operations (described in Note 2, “Discontinued Operations”), the adjustment related to Turin, Italy (described in Note 20, “Immaterial Corrections”), a correction of misclassifications among operating, investing and financing activities in the guarantor statements of cash flows for the years ended December 31, 2012 and 2011 for intercompany pooling/lending arrangements, and other changes to conform to current year presentation.

The following tables present the Company’s consolidating statement of operations, comprehensive income and cash flows for the years ended December 31, 2013, 2012 and 2011 and the Company’s consolidating balance sheet as of December 31, 2013 and 2012.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$331.9	$1,138.2	$(92.3)	$1,377.8
Cost of products sold	—	—	206.6	644.2	(91.0)	759.8
Gross profit	—	—	125.3	494.0	(1.3)	618.0
Selling, general and administrative expenses	—	3.1	118.3	280.4	—	401.8
Gain on previously held equity investment	—	—	—	(16.0)	—	(16.0)
Restructuring and other severance costs	—	—	8.5	9.0	—	17.5
Asset write-downs and other	—	—	3.9	0.2	—	4.1
Operating (loss) income	—	(3.1)	(5.4)	220.4	(1.3)	210.6
Other income (expenses), net:
Intergroup interest, net	—	61.5	(7.5)	(54.0)	—	—
Interest expense, net	—	(81.1)	(2.0)	0.8	—	(82.3)
Loss on early extinguishment/modification of debt	—	(0.8)	(4.3)	(10.4)	—	(15.5)
Intergroup other, net	—	32.0	(13.4)	(18.6)	—	—
Foreign exchange loss on financing activities, net	—	(17.7)	(0.7)	(48.7)	—	(67.1)
Other, net	—	—	—	(0.3)	—	(0.3)
Other (expenses) income, net	—	(6.1)	(27.9)	(131.2)	—	(165.2)
(Loss) income from continuing operations before taxes	—	(9.2)	(33.3)	89.2	(1.3)	45.4
Income tax (benefit) provision	—	(22.9)	(7.2)	20.5	(0.4)	(10.0)
Net income (loss) from continuing operations	—	13.7	(26.1)	68.7	(0.9)	55.4
Income (loss) from discontinued operations, net of tax	—	47.1	(17.2)	(95.0)	0.1	(65.0)
Gain (loss) on sale of discontinued operations, net of tax	—	454.0	(48.5)	1,265.0	—	1,670.5
Equity in undistributed earnings of subsidiaries	1,659.9	1,145.1	59.9	1,659.9	(4,524.8)	—
Net income (loss)	1,659.9	1,659.9	(31.9)	2,898.6	(4,525.6)	1,660.9
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(1.0)	—	(1.0)
Net income attributable to Rockwood Holdings, Inc. shareholders	$1,659.9	$1,659.9	$(31.9)	$2,897.6	$(4,525.6)	$1,659.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income (loss)	$1,659.9	$1,659.9	$(31.9)	$2,898.6	$(4,525.6)	$1,660.9

Other comprehensive income	116.3	116.3	4.0	224.3	(315.6)	145.3

Comprehensive income (loss)	1,776.2	1,776.2	(27.9)	3,122.9	(4,841.2)	1,806.2
Comprehensive income attributable to noncontrolling interest	—	—	—	(2.4)	—	(2.4)
Comprehensive income (loss) attributable to Rockwood Holdings, Inc. shareholders	$1,776.2	$1,776.2	$(27.9)	$3,120.5	$(4,841.2)	$1,803.8

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$313.2	$1,097.3	$(86.7)	$1,323.8
Cost of products sold	—	—	205.8	$614.3	(83.0)	737.1
Gross profit	—	—	107.4	483.0	(3.7)	586.7
Selling, general and administrative expenses	—	(3.4)	104.7	254.9	—	356.2
Restructuring and other severance costs	—	—	16.8	18.5	—	35.3
Asset write-downs and other	—	—	0.2	0.1	—	0.3
Operating income (loss)	—	3.4	(14.3)	209.5	(3.7)	194.9
Other income (expenses), net:
Intergroup interest, net	—	50.5	(7.4)	(43.1)	—	—
Interest expense, net	—	(60.7)	(1.0)	(2.8)	—	(64.5)
Loss on early extinguishment/modification of debt	—	(1.2)	(4.2)	(6.6)	—	(12.0)
Intergroup other, net	—	0.2	16.0	(16.2)	—	—
Foreign exchange loss on financing activities, net	—	(2.9)	(0.7)	(6.7)	—	(10.3)
Other income (expenses), net	—	(14.1)	2.7	(75.4)	—	(86.8)
(Loss) income from continuing operations before taxes	—	(10.7)	(11.6)	134.1	(3.7)	108.1
Income tax (benefit) provision	—	(153.9)	(13.0)	43.4	(1.3)	(124.8)
Net income from continuing operations	—	143.2	1.4	90.7	(2.4)	232.9
Income from discontinued operations, net of tax	—	3.6	27.6	131.6	(1.8)	161.0
Equity in undistributed earnings of subsidiaries	379.2	232.4	57.6	379.2	(1,048.4)	—
Net income	379.2	379.2	86.6	601.5	(1,052.6)	393.9
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(14.7)	—	(14.7)
Net income attributable to Rockwood Holdings, Inc. shareholders	$379.2	$379.2	$86.6	$586.8	$(1,052.6)	$379.2

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$379.2	$379.2	$86.6	$601.5	$(1,052.6)	$393.9

Other comprehensive loss	(25.1)	(26.8)	(1.6)	(75.4)	91.0	(37.9)

Comprehensive income	354.1	352.4	85.0	526.1	(961.6)	356.0
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.9)	—	(1.9)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$354.1	$352.4	$85.0	$524.2	$(961.6)	$354.1

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$294.0	$1,142.0	$(81.9)	$1,354.1
Cost of products sold	—	—	194.6	$660.1	(81.9)	772.8
Gross profit	—	—	99.4	481.9	—	581.3
Selling, general and administrative expenses	—	0.7	121.7	264.8	—	387.2
Restructuring and other severance costs	—	—	2.4	9.0	—	11.4
Asset write-downs and other	—	—	0.7	0.2	—	0.9
Operating (loss) income	—	(0.7)	(25.4)	207.9	—	181.8
Other income (expenses), net:
Intergroup interest, net	—	77.7	(10.0)	(67.7)	—	—
Interest expense, net	—	(77.9)	(0.7)	(4.5)	—	(83.1)
Loss on early extinguishment/modification of debt	—	(1.3)	(4.9)	(10.4)	—	(16.6)
Intergroup other, net	—	113.1	(94.7)	(18.4)	—	—
Foreign exchange gain (loss) on financing activities, net	—	6.1	—	(2.9)	—	3.2
Other, net	—	—	—	0.2	—	0.2
Other income (expenses), net	—	117.7	(110.3)	(103.7)	—	(96.3)
Income (loss) from continuing operations before taxes	—	117.0	(135.7)	104.2	—	85.5
Income tax provision (benefit)	0.3	1.4	(16.6)	30.2	—	15.3
Net (loss) income from continuing operations	(0.3)	115.6	(119.1)	74.0	—	70.2
Income from discontinued operations, net of tax	—	9.1	36.5	204.9	—	250.5
Gain (loss) on sale of discontinued operations, net of tax	—	45.8	129.5	(56.0)	—	119.3
Equity in undistributed earnings of subsidiaries	399.7	229.2	33.1	399.7	(1,061.7)	—
Net income	399.4	399.7	80.0	622.6	(1,061.7)	440.0
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(40.6)	—	(40.6)
Net income attributable to Rockwood Holdings, Inc. shareholders	$399.4	$399.7	$80.0	$582.0	$(1,061.7)	$399.4

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$399.4	$399.7	$80.0	$622.6	$(1,061.7)	$440.0

Other comprehensive loss	(121.1)	(121.1)	(8.7)	(108.3)	225.9	(133.3)

Comprehensive income	278.3	278.6	71.3	514.3	(835.8)	306.7
Comprehensive income attributable to noncontrolling interest	—	—	—	(28.4)	—	(28.4)
Comprehensive income attributable to Rockwood Holdings, Inc. shareholders	$278.3	$278.6	$71.3	$485.9	$(835.8)	$278.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$12.9	$30.9	$1,479.0	$—	$1,522.8
Accounts receivable, net	—	—	42.6	185.5	—	228.1
Intergroup receivable	—	840.0	541.9	15.3	(1,397.2)	—
Inventories	—	—	56.8	176.4	(5.0)	228.2
Deferred income taxes	—	2.5	35.2	7.6	0.1	45.4
Prepaid expenses and other current assets	—	—	17.0	73.1	—	90.1
Assets of discontinued operations	3.0	94.8	197.8	1,423.1	(169.6)	1,549.1
Total current assets	3.0	950.2	922.2	3,360.0	(1,571.7)	3,663.7
Property, plant and equipment, net	—	—	134.8	708.0	—	842.8
Investment in subsidiary	3,381.0	2,447.2	490.5	3,381.0	(9,699.7)	—
Goodwill	—	—	25.4	634.2	—	659.6
Other intangible assets, net	—	—	33.5	94.4	—	127.9
Intergroup receivable	94.7	1,264.7	118.0	2.5	(1,479.9)	—
Deferred financing costs, net	—	17.9	—	—	—	17.9
Deferred income taxes	—	103.8	18.0	34.7	—	156.5
Other assets	—	—	0.9	63.0	—	63.9
Total assets	$3,478.7	$4,783.8	$1,743.3	$8,277.8	$(12,751.3)	$5,532.3
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$10.4	$81.8	$—	$92.2
Intergroup payable	533.5	0.6	850.0	12.8	(1,396.9)	—
Income taxes payable	—	—	1.9	11.6	—	13.5
Accrued compensation	—	—	17.0	53.0	—	70.0
Accrued expenses and other current liabilities	—	13.6	22.2	53.2	—	89.0
Deferred income taxes	—	—	—	3.7	(1.4)	2.3
Long-term debt, current portion	—	—	—	10.3	—	10.3
Liabilities of discontinued operations	—	5.4	176.5	472.7	(168.1)	486.5
Total current liabilities	533.5	19.6	1,078.0	699.1	(1,566.4)	763.8
Long-term debt	—	1,250.0	—	35.1	—	1,285.1
Pension and related liabilities	—	—	9.3	259.6	—	268.9
Intergroup payable	24.9	120.5	388.1	946.2	(1,479.7)	—
Deferred income taxes	—	—	—	38.4	—	38.4
Other liabilities	—	12.7	24.1	65.9	—	102.7
Total liabilities	558.4	1,402.8	1,499.5	2,044.3	(3,046.1)	2,458.9
Restricted stock units	24.2	—	—	—	—	24.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,269.8	1,037.1	515.6	1,694.4	(3,247.1)	1,269.8
Accumulated other comprehensive income	103.7	105.0	6.3	269.6	(380.9)	103.7
Retained earnings (deficit)	1,923.1	2,238.9	(468.7)	3,951.7	(5,721.9)	1,923.1
Treasury stock, at cost	(401.3)	—	—	—	—	(401.3)
Total Rockwood Holdings, Inc. stockholders’ equity	2,896.1	3,381.0	243.8	6,080.4	(9,705.2)	2,896.1
Noncontrolling interest	—	—	—	153.1	—	153.1
Total equity	2,896.1	3,381.0	243.8	6,233.5	(9,705.2)	3,049.2
Total liabilities and equity	$3,478.7	$4,783.8	$1,743.3	$8,277.8	$(12,751.3)	$5,532.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$665.3	$11.4	$589.4	$—	$1,266.1
Accounts receivable, net	—	—	34.4	171.1	—	205.5
Intergroup receivable	—	263.5	34.8	7.8	(306.1)	—
Inventories	—	—	59.2	159.8	(6.3)	212.7
Deferred income taxes	—	—	0.0	6.8	0.7	7.5
Prepaid expenses and other current assets	—	—	14.2	33.7	—	47.9
Assets of discontinued operations	—	134.3	252.6	2,339.1	(142.8)	2,583.2
Total current assets	—	1,063.1	406.6	3,307.7	(454.5)	4,322.9
Property, plant and equipment, net	—	—	137.4	582.2	—	719.6
Investment in subsidiary	1,611.7	1,189.6	441.7	1,611.8	(4,854.8)	—
Goodwill	—	—	25.4	585.1	—	610.5
Intergroup receivable	70.3	1,415.6	146.4	55.5	(1,687.8)	—
Other intangible assets, net	—	—	41.8	81.6	—	123.4
Deferred financing costs, net	—	21.9	5.1	6.2	—	33.2
Deferred income taxes	—	130.9	18.6	7.9	—	157.4
Other assets	—	—	0.7	45.9	—	46.6
Total assets	$1,682.0	$3,821.1	$1,223.7	$6,283.9	$(6,997.1)	$6,013.6
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$12.7	$60.5	$—	$73.2
Intergroup payable	30.2	—	270.2	5.7	(306.1)	—
Income taxes payable	—	—	—	23.7	—	23.7
Accrued compensation	—	—	9.4	48.0	—	57.4
Accrued expenses and other current liabilities	—	20.6	23.9	42.7	—	87.2
Deferred income taxes	—	0.7	0.2	4.4	(1.4)	3.9
Long-term debt, current portion	—	30.6	—	7.8	—	38.4
Liabilities of discontinued operations	—	—	163.0	1,237.8	(142.8)	1,258.0
Total current liabilities	30.2	51.9	479.4	1,430.6	(450.3)	1,541.8
Long-term debt	—	2,143.5	—	37.9	—	2,181.4
Pension and related liabilities	—	—	15.3	260.8	—	276.1
Intergroup payable	16.7	2.1	440.2	1,228.7	(1,687.7)	—
Deferred income taxes	—	—	—	30.4	—	30.4
Other liabilities	—	11.9	27.7	56.1	—	95.7
Total liabilities	46.9	2,209.4	962.6	3,044.5	(2,138.0)	4,125.4
Restricted stock units	12.5	—	—	—	—	12.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,243.1	1,044.0	505.8	1,691.1	(3,240.9)	1,243.1
Accumulated other comprehensive (loss) income	(12.6)	(11.3)	2.3	74.1	(65.1)	(12.6)
Retained earnings (deficit)	392.7	579.0	(437.6)	1,056.4	(1,197.8)	392.7
Treasury stock, at cost	(1.4)	—	—	—	—	(1.4)
Total Rockwood Holdings, Inc. stockholders’ equity	1,622.6	1,611.7	261.1	2,986.3	(4,859.1)	1,622.6
Noncontrolling interest	—	—	—	253.1	—	253.1
Total equity	1,622.6	1,611.7	261.1	3,239.4	(4,859.1)	1,875.7
Total liabilities and equity	$1,682.0	$3,821.1	$1,223.7	$6,283.9	$(6,997.1)	$6,013.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,659.9	$1,659.9	$(31.9)	$2,898.6	$(4,525.6)	$1,660.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,659.9)	(1,145.1)	(59.9)	(1,659.9)	4,524.8	—
Income from discontinued operations, net of tax	—	(47.1)	17.2	95.0	(0.1)	65.0
Gain on sale of discontinued operations, net of tax		(454.0)	48.5	(1,265.0)	—	(1,670.5)
Depreciation and amortization	—	—	25.6	67.9	—	93.5
Deferred financing costs amortization	—	2.7	0.8	0.9	—	4.4
Loss on early extinguishment/modification of debt	—	0.8	4.3	10.4	—	15.5
Gain on previously held equity interest	—	—	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net	—	17.7	0.7	48.7	—	67.1
Bad debt provision	—	—	0.1	0.7	—	0.8
Stock-based compensation	—	—	7.6	5.1	—	12.7
Deferred income taxes	—	2.8	(1.5)	(55.3)	(0.4)	(54.4)
Asset write-downs and other	—	—	3.9	0.2	—	4.1
Excess tax benefits from stock-based payment arrangements	—	—	(13.2)	(3.8)	—	(17.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(8.4)	(10.0)	—	(18.4)
Inventories	—	—	0.4	(13.5)	1.3	(11.8)
Prepaid expenses and other assets	—	—	1.4	(12.0)	—	(10.6)
Accounts payable	—	—	(0.2)	9.0	—	8.8
Income taxes payable	—	(54.9)	(1.6)	36.2	—	(20.3)
Accrued expenses and other liabilities	(0.3)	(6.6)	6.6	7.3	—	7.0
Intercompany operating activities, net	—	(19.0)	4.1	14.9	—	—
Net cash (used in) provided by operating activities of continuing operations	(0.3)	(42.8)	4.5	159.4	—	120.8
Net cash provided by operating activities of discontinued operations	—	54.0	12.1	173.4	—	239.5
Net cash (used in) provided by operating activities	(0.3)	11.2	16.6	332.8	—	360.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(20.5)	(151.8)	—	(172.3)
Acquisitions	—	—	—	(34.3)	—	(34.3)
Proceeds on sale of assets	—	—	2.2	0.4	—	2.6
Proceeds from intercompany investing related activity	—	1,271.5	—	1,142.0	(2,413.5)	—
Intercompany investing related payments	—	(1,512.9)	—	(1,105.0)	2,617.9	—
Net cash used in investing activities of continuing operations	—	(241.4)	(18.3)	(148.7)	204.4	(204.0)
Net cash provided by (used in) investing activities of discontinued operations (b)	—	540.3	(50.8)	1,733.9	(8.9)	2,214.5
Net cash provided by (used in) investing activities	—	298.9	(69.1)	1,585.2	195.5	2,010.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	24.5	—	—	—	—	24.5
Excess tax benefits from stock-based payment arrangements	—	—	13.2	3.8	—	17.0
Payments of long-term debt	—	(1,128.1)	—	(2.9)	—	(1,131.0)
Proceeds from long-term debt	—	204.0	—	0.6	—	204.6
Fees related to early extinguishment/modification of debt	—	(0.1)	—	(5.1)	—	(5.2)
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)	—	(130.3)
Dividends distributions to shareholders	(127.6)	—	—	—	—	(127.6)
Share repurchases	(399.9)	—	—	—	—	(399.9)
Proceeds from intercompany financing related activity	503.3	1,105.0	81.9	947.3	(2,637.5)	—
Intercompany financing related payments	—	(1,141.5)	—	(1,271.5)	2,413.0	—
Net cash provided by (used in) financing activities of continuing operations	0.3	(961.7)	95.1	(457.1)	(224.5)	(1,547.9)
Net cash used in financing activities of discontinued operations	—	—	(22.5)	(533.1)	29.0	(526.6)
Net cash provided by (used in) financing activities	0.3	(961.7)	72.6	(990.2)	(195.5)	(2,074.5)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	(0.6)	(44.8)	—	(46.2)
Net (decrease) increase in cash and cash equivalents	—	(652.4)	19.5	883.0	—	250.1
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	(6.6)	—	(6.6)
(Decrease) increase in cash and cash equivalents from continuing operations	—	(652.4)	19.5	889.6	—	256.7
Cash and cash equivalents, beginning of period	—	665.3	11.4	589.4	—	1,266.1
Cash and cash equivalents, end of period	$—	$12.9	$30.9	$1,479.0	$—	$1,522.8

(a) Net of governments grants of $2.2 million.

(b) Includes net proceeds of $2,395.9 million from the sale of the Advanced Ceramics segment and Clay-based Additives business.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$379.2	$379.2	$86.6	$601.5	$(1,052.6)	$393.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(379.2)	(232.4)	(57.6)	(379.2)	1,048.4	—
Income from discontinued operations, net of tax	—	(3.6)	(27.6)	(131.6)	1.8	(161.0)
Depreciation and amortization	—	—	29.2	60.1	—	89.3
Deferred financing costs amortization	—	1.0	1.2	1.8	—	4.0
Loss on early extinguishment/modification of debt	—	1.2	4.2	6.6	—	12.0
Foreign exchange loss on financing activities, net	—	2.9	0.7	6.7	—	10.3
Bad debt provision	—	—	0.3	0.4	—	0.7
Stock-based compensation	—	—	6.3	5.1	—	11.4
Deferred income taxes	—	(149.4)	(6.3)	(0.3)	(1.3)	(157.3)
Asset write-downs and other	—	—	13.4	11.1	—	24.5
Excess tax benefits from stock-based payment arrangements	—	—	—	(3.7)	—	(3.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(1.5)	(12.3)	—	(13.8)
Inventories	—	—	(14.8)	(2.1)	3.7	(13.2)
Prepaid expenses and other assets	—	(0.9)	(9.2)	(17.5)	—	(27.6)
Accounts payable	—	—	(0.6)	(1.0)	—	(1.6)
Income taxes payable	—	(4.6)	(3.9)	(0.7)	—	(9.2)
Accrued expenses and other liabilities	—	7.1	(4.4)	(12.4)	—	(9.7)
Intercompany operating activities, net	—	62.7	(60.1)	(2.6)	—	—
Net cash provided by (used in) operating activities of continuing operations	—	63.2	(44.1)	129.9	—	149.0
Net cash provided by operating activities of discontinued operations	—	10.0	50.2	239.9	—	300.1
Net cash provided by operating activities	—	73.2	6.1	369.8	—	449.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(45.9)	(94.9)	—	(140.8)
Acquisitions	—	—	—	0.2	—	0.2
Proceeds on sale of assets	—	—	—	0.5	—	0.5
Proceeds from intercompany investing related activity	—	261.5	—	10.5	(272.0)	—
Intercompany investing related payments	—	(430.4)	—	(0.5)	430.9	—
Net cash used in investing activities of continuing operations	—	(168.9)	(45.9)	(84.2)	158.9	(140.1)
Net cash used in investing activities of discontinued operations	—	—	(23.0)	(195.7)	—	(218.7)
Net cash used in investing activities	—	(168.9)	(68.9)	(279.9)	158.9	(358.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	8.9	—	—	—	—	8.9
Excess tax benefits from stock-based payment arrangements	—	—	—	3.7	—	3.7
Payments of long-term debt	—	(805.7)	—	(2.1)	—	(807.8)
Proceeds from long-term debt	—	1,600.0	—	6.2	—	1,606.2
Deferred financing costs	—	(29.3)	—	—	—	(29.3)
Fees related to early extinguishment/modification of debt	—	(6.8)	—	—	—	(6.8)
Dividends paid to shareholders	(81.8)	—	—	—	—	(81.8)
Intercompany financing related payments	—	—	(29.3)	(242.7)	272.0	—
Proceeds from intercompany financing related activity	30.2	—	70.7	330.0	(430.9)	—
Net cash (used in) provided by financing activities of continuing operations	(42.7)	758.2	41.4	95.1	(158.9)	693.1
Net cash provided by financing activities of discontinued operations	—	—	3.5	160.5	—	164.0
Net cash (used in) provided by financing activities	(42.7)	758.2	44.9	255.6	(158.9)	857.1
Effect of exchange rate changes on cash and cash equivalents	—	2.8	(0.6)	2.5	—	4.7
Net (decrease) increase in cash and cash equivalents	(42.7)	665.3	(18.5)	348.0	—	952.1
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	1.2	—	1.2
(Decrease) increase in cash and cash equivalents from continuing operations	(42.7)	665.3	(18.5)	346.8	—	950.9
Cash and cash equivalents, beginning of period	42.7	—	29.9	242.6	—	315.2
Cash and cash equivalents, end of period	$—	$665.3	$11.4	$589.4	$—	$1,266.1

(a) Net of governments grants of $9.4 million.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$399.4	$399.7	$80.0	$622.6	$(1,061.7)	$440.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:				—
Equity in undistributed earnings of subsidiaries	(399.7)	(229.2)	(33.1)	(399.7)	1,061.7	—
Loss (income) from discontinued operations, net of tax	—	(9.1)	(36.5)	(204.9)	—	(250.5)
Gain on sale of discontinued operations, net of tax	—	(45.8)	(129.5)	56.0	—	(119.3)
Depreciation and amortization	—	—	26.3	61.7	—	88.0
Deferred financing costs amortization	—	0.2	0.7	2.1	—	3.0
Loss on early extinguishment/modification of debt	—	1.3	4.9	10.4	—	16.6
Foreign exchange (gain) loss on financing activities, net	—	(6.1)	—	2.9	—	(3.2)
Fair value adjustment of derivatives	—	(2.1)	—	—	—	(2.1)
Bad debt provision	—	—	(0.3)	0.2	—	(0.1)
Stock-based compensation	—	—	8.4	4.2	—	12.6
Deferred income taxes	0.3	1.6	(13.6)	(2.9)	—	(14.6)
Asset write-downs and other	—	—	0.7	0.2	—	0.9
Excess tax benefits from stock-based payment arrangements	—	—	—	(4.0)	—	(4.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(3.0)	(17.0)	—	(20.0)
Inventories	—	—	(7.6)	(21.3)	—	(28.9)
Prepaid expenses and other assets	—	—	10.1	(21.4)	—	(11.3)
Accounts payable	—	—	2.3	(1.9)	—	0.4
Income taxes payable	—	3.0	(8.6)	(11.8)	—	(17.4)
Accrued expenses and other liabilities	—	(24.2)	(9.3)	2.1	—	(31.4)
Intercompany operating activities, net	(4.5)	(10.6)	22.6	(7.5)	—	—
Net cash (used in) provided by operating activities of continuing operations	(4.5)	78.7	(85.5)	70.0	—	58.7
Net cash provided by operating activities of discontinued operations	—	12.8	53.3	323.7	—	389.8
Net cash (used in) provided by operating activities	(4.5)	91.5	(32.2)	393.7	—	448.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (a)	—	—	(34.8)	(77.2)	—	(112.0)
Acquisitions	—	—	—	(0.8)	—	(0.8)
Proceeds on sale of assets	—	—	—	0.7	—	0.7
Intercompany investing related payments	—	(12.7)	—	—	12.7	—
Proceeds from intercompany investing related activity	—	123.7	—	27.9	(151.6)	—
Net cash provided by (used in) investing activities of continuing operations	—	111.0	(34.8)	(49.4)	(138.9)	(112.1)
Net cash provided by investing activities of discontinued operations (b)	—	196.8	200.9	(132.8)	(131.7)	133.2
Net cash used in investing activities	—	307.8	166.1	(182.2)	(270.6)	21.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	14.6	—	—	—	—	14.6
Excess tax benefits from stock-based payment arrangements	—	—	—	4.0	—	4.0
Payments of long-term debt	—	(380.4)	—	(42.5)	—	(422.9)
Deferred financing costs	—	(5.3)	—	—	—	(5.3)
Fees related to early extinguishment/modification of debt	—	(13.4)	—	—	—	(13.4)
Proceeds from intercompany financing related activity	—	—	8.3	—	(8.3)	—
Intercompany financing related payments	—	—	(23.5)	(123.7)	147.2	—
Net cash provided by (used in) financing activities of continuing operations	14.6	(399.1)	(15.2)	(162.2)	138.9	(423.0)
Net cash used in financing activities of discontinued operations	—	—	(126.8)	(63.9)	131.7	(59.0)
Net cash provided by (used in) financing activities	14.6	(399.1)	(142.0)	(226.1)	270.6	(482.0)
Effect of exchange rate changes on cash and cash equivalents	—	(1.7)	(0.3)	(4.8)	—	(6.8)
Net increase (decrease) in cash and cash equivalents	10.1	(1.5)	(8.4)	(19.4)	—	(19.2)
Less net decrease in cash and cash equivalents from discontinued operations	—	—	—	(18.3)	—	(18.3)
Increase (decrease) in cash and cash equivalents from continuing operations	10.1	(1.5)	(8.4)	(1.1)	—	(0.9)
Cash and cash equivalents, beginning of period	32.6	1.5	38.3	243.7	—	316.1
Cash and cash equivalents, end of period	$42.7	$0.0	$29.9	$242.6	$—	$315.2

(a) Net of governments grants of $16.0 million.

(b) Includes net proceeds of $300.6 million from the sale of the plastic compounding business.

20.                               IMMATERIAL CORRECTIONS:

During the financial closing period for the third quarter of 2013, the Company determined, after a formal investigation, that management at a single location in Italy within the Color Pigments and Services business of its former Performance Additives segment (reported in discontinued operations effective September 2013 - see Note 2, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. Based on the investigation, the Company has identified amounts in need of correction and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items. In completing its investigation of this matter during the fourth quarter of 2013, the Company identified additional errors that were not previously reported in its Form 10-Q for the quarterly period ended September 30, 2013. The effect of these additional adjustments is a $4.8 million and $4.6 million cumulative reduction in retained earnings as of December 31, 2012 and December 31, 2011, respectively, with corresponding effects to varying financial statement line items. These items have been reflected in the “Adjustments” and “As Corrected and Reclassified” amounts below.

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements, now classified within discontinued operations, as well as the “Non-Guarantor Subsidiaries” column in the Company’s guarantor financial information (See Note 19, “Guarantor Financial Statements”). The major adjustments to the relevant balances as originally reported in continuing operations would have been as follows:

•              Cost of products sold would have increased by $6.0 million and $9.3 million (including depreciation of $1.4 million and $1.2 million) for the years ended December 31, 2012 and 2011, respectively (with gross profit correspondingly decreased).  After tax effects, net income would have decreased $4.3 million ($0.05 per share on a diluted basis) and $11.9 million ($0.15 per share on a diluted basis) for the years ended December 31, 2012 and 2011, respectively.

•              Inventories would have decreased by $12.8 million as of December 31, 2012.

•              Accounts receivable, prepaid expenses and other current assets and other assets (non-current) would have decreased by $16.0 million as of December 31, 2012.

•              Property, plant and equipment, net and other intangible assets, net would have increased by $13.0 million as of December 31, 2012.

•              Accounts payable and other accrued liabilities would have increased by $21.1 million as of December 31, 2012.

•              Long-term debt, including current portion, would have increased by $4.5 million as of December 31, 2012.

•              Deferred income taxes would have decreased by $7.4 million as of December 31, 2012.

The following tables set forth the impact of the corrections of immaterial errors in the Company’s consolidated statements of operations and statement of cash flows for the years ended December 31, 2012 and 2011 and the consolidated balance sheet as of December 31, 2012. As noted above, certain of the immaterial adjustments related to periods prior to fiscal 2011 and have been reflected as a decrease in retained earnings as of January 1, 2011 in the Company’s consolidated statements of changes in stockholders’ equity. The cumulative (after-tax) effect of those adjustments prior to 2011 is $19.5 million.

	Year ended December 31, 2012
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Cost of products sold	$2,351.8	$6.0	$(1,620.7)	$737.1
Gross profit	1,155.1	(6.0)	(562.4)	586.7
Operating income	453.3	(6.0)	(252.4)	194.9
Income from continuing operations before taxes	342.3	(6.3)	(227.9)	108.1
Income from continuing operations	398.2	(4.3)	(161.0)	232.9
Net income	398.2	(4.3)	—	393.9
Net income attributable to Rockwood Holdings, Inc. shareholders	383.5	(4.3)	—	379.2

	Year ended December 31, 2011
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Cost of products sold	$2,380.0	$9.3	$(1,616.5)	$772.8
Gross profit	1,289.3	(9.3)	(698.7)	581.3
Operating income	567.3	(13.0)	(372.5)	181.8
Income from continuing operations before taxes	456.1	(13.3)	(357.3)	85.5
Income from continuing operations	331.7	(11.9)	(249.6)	70.2
Net income	451.9	(11.9)	—	440.0
Net income attributable to Rockwood Holdings, Inc. shareholders	411.3	(11.9)	—	399.4

	As of December 31, 2012
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Total current assets (a)	$2,666.5	$(28.7)	$1,685.1	$4,322.9
Total assets	5,973.7	(15.8)	55.7	6,013.6
Total current liabilities (b)	1,081.2	18.3	442.3	1,541.8
Total liabilities (c)	4,051.5	18.2	55.7	4,125.4
Retained earnings	428.4	(35.7)	—	392.7
Total equity	1,909.7	(34.0)	—	1,875.7

(a)     Adjustments primarily in inventories,  prepaid and other current assets.

(b)     Adjustments primarily in accounts payable.

(c)     Adjustments primarily in long-term debt and deferred income taxes.

	Year ended December 31, 2012
			Reclassifications
	As Previously		for Discontinued	As Corrected
	Reported	Adjustments	Operations	and Reclassified
Net cash provided by operating activities from continuing operations	$444.9	$6.9	$(302.8)	$149.0
Net cash used by investing activities from continuing operations	(353.4)	(5.4)	218.7	(140.1)
Net cash used by financing activities from continuing operations	858.6	(1.5)	(164.0)	693.1

	Year ended December 31, 2011
			Reclassifications
	As Previously		for Discontinued	As Corrected
	Reported	Adjustments	Operations	and Reclassified
Net cash provided by operating activities from continuing operations	$450.8	$(0.5)	$(391.6)	$58.7
Net cash used by investing activities from continuing operations	(279.4)	(0.1)	167.4	(112.1)
Net cash used by financing activities from continuing operations	(482.6)	0.6	59.0	(423.0)

21.                               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (a)	Quarter	Quarter (b)	Quarter (c)
2013
Net sales	$337.1	$347.9	$345.8	$347.0
Gross profit	153.1	157.5	152.7	154.7

Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$6.5	$25.7	$8.4	$14.8
Income (loss) from discontinued operations, net of tax	11.3	5.4	(61.0)	(21.7)
Gain on sale of discontinued operations, net of tax	—	—	1,163.8	506.7
Net income	$17.8	$31.1	$1,111.2	$499.8

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Basic earnings from continuing operations	$0.08	$0.33	$0.11	$0.20
Basic earnings from discontinued operations	0.15	0.07	14.85	6.62
Basic earnings per share	$0.23	$0.40	$14.96	$6.82

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Diluted earnings from continuing operations	$0.08	$0.33	$0.11	$0.20
Diluted earnings from discontinued operations	0.14	0.06	14.53	6.49
Diluted earnings per share	$0.22	$0.39	$14.64	$6.69

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (d)	Quarter (e)	Quarter	Quarter (f)
2012
Net sales	$340.0	$340.9	$320.9	$322.0
Gross profit	151.5	151.8	142.6	140.8

Amounts attributable to Rockwood Holdings, Inc. shareholders:
Income from continuing operations	$7.8	$168.0	$28.8	$28.3
Income (loss) from discontinued operations, net of tax	67.3	55.7	30.6	(7.3)
Net income	$75.1	$223.7	$59.4	$21.0

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Basic earnings from continuing operations	$0.10	$2.16	$0.37	$0.36
Basic earnings (loss) from discontinued operations	0.87	0.72	0.39	(0.09)
Basic earnings per share	$0.97	$2.88	$0.77	$0.27

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Diluted earnings from continuing operations	$0.10	$2.10	$0.36	$0.35
Diluted earnings (loss) from discontinued operations	0.84	0.70	0.38	(0.09)
Diluted earnings per share	$0.94	$2.80	$0.74	$0.26

(a)               In the first quarter of 2013, the Company wrote off deferred financing costs of $17.6 million in connection with the prepayment of the Titanium Dioxide Pigments facility agreement.

(b)               In the third quarter of 2013, the Company recorded a gain, after tax, of $1,163.8 million related to the sale of the Advanced Ceramics segment in August 2013. Also, the Company recorded an estimated loss, after tax, of $52.7 million in connection with the sale of the TiO2 Pigments and Other Businesses. In addition, in the third quarter, the Company recorded a gain of $16.0 million as a result of revaluing our previously held equity interest to fair value related to the acquisition of the remaining 50% interest in a Surface Treatment joint venture in India and recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million in connection with the repayment of all outstanding borrowings under the senior secured credit facility.

(c)                In the fourth quarter of 2013, the Company recorded a gain, after tax, of $506.3 million related to the sale of the Clay-based Additives business. Also we recorded an estimated loss, after tax, of $45.3 million in connection with the sale of the TiO2 Pigments and Other Businesses.

(d)               In the first quarter of 2012, the Company wrote-off a trade name in the amount of $10.3 million in the Lithium segment related to the reorganization of our Specialty Chemicals segment.

In addition, in the first quarter, the Company recorded a loss on early extinguishment/modification of debt of $9.7 million comprised of redemption premiums of $6.7 million and the write-off of deferred financing costs of $3.0 million in connection with the redemption of the 2014 Notes.

(e)                In the second quarter of 2012, the Company recorded an income tax benefit of $139.0 million related to the reversal of our federal valuation allowance against our net federal deferred tax assets.

In addition, in the second quarter, the Company recorded a loss on early extinguishment/modification of debt of $2.7 million comprised of fees of $2.4 million and the write-off of deferred financing costs of $0.3 million in connection with the refinancing of the titanium dioxide pigments venture facility agreement.

(f)                 In the fourth quarter of 2012, the Company recorded a write-down of $12.0 million of machinery and equipment related to the closure of a facility in the U.S. for our Lithium segment.

In addition, in the fourth quarter, the Company recorded a loss on early extinguishment/modification of debt of $2.3 million related to the write-off of deferred financing costs in connection with the repayment of $250 million of term loan B under our senior secured credit facility in October 2012.

The basic and diluted earnings (loss) per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework in 1992. Based on this assessment and those criteria, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who expressed an unqualified opinion as stated in their report included herein.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
March 4, 2014

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Holdings, Inc.
Princeton, New Jersey

We have audited the internal control over financial reporting of Rockwood Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report, dated March 4, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 4, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning directors, executive officers of the Company and corporate governance is included under the captions “Proposal One—Election of Directors,” “Corporate Governance and Related Matters,” “Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and “Proxies and Voting Procedures—Stockholder Director Nominations and Proposals for the 2015 Annual Meeting” in the Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive and director compensation is included under the captions “Executive Compensation,” “Corporate Governance and Related Matters—Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and Related Matters—Compensation Committee Report” and “Director Compensation” in the Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is included under the captions “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain transactions is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information concerning certain transactions is included under the captions “Audit and Related Fees” and “Corporate Governance and Related Matters—Audit Committee” in the Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

List of documents filed as part of this report:

		Page No.

1.	Financial Statements:

	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	57

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	58

	Consolidated Balance Sheets as of December 31, 2013 and 2012	59

	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	60

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	61

	Notes to Consolidated Financial Statements	62

2.	Financial Statement Schedules.

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
Date: March 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ SEIFI GHASEMI	Chairman and Chief Executive Officer and Director	March 4, 2014
By: Seifi Ghasemi	(Principal Executive Officer)

/s/ ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer	March 4, 2014
By: Robert J. Zatta	(Principal Financial Officer and Principal Accounting Officer)

/s/ NANCE K. DICCIANI	Director	March 4, 2014
By: Nance K. Dicciani

/s/ SHELDON R. ERIKSON	Director	March 4, 2014
By: Sheldon R. Erikson

/s/ DOUGLAS L. MAINE	Director	March 4, 2014
By: Douglas L. Maine

/s/ J. KENT MASTERS	Director	March 4, 2014
By: J. Kent Masters

/s/ ALEJANDRO D. WOLFF	Director	March 4, 2014
By: Alejandro D. Wolff

Exhibit Index

Exhibit No.	Description of Exhibit
1.1 (AD)

Underwriting Agreement, dated as of September 20, 2012, among the Company, RSGI, the Subsidiary Guarantors, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and UBS Securities LLC and the other underwriters named therein

1.2 (AE)	Underwriting Agreement, dated November 14, 2012, between Rockwood Holdings, Inc., the selling stockholders named therein and Morgan Stanley & Co. LLC
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(I)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (J)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
2.5(W)

Business Purchase Agreement, dated as of December 16, 2010, by and among Mexichem Compuestos, S.A. de C.V., Mexichem UK Limited, Mexichem Fluor Canada Inc., Mexichem Amanco Holding, S.A. de C.V., and Mexichem, S.A.B. de C.V., and AlphaGary Corporation, AlphaGary Limited, Rockwood Additives Limited, Rockwood Specialties Inc., Rockwood Specialties Group, Inc., and Rockwood Holdings, Inc.

2.6(AH)

Sale and Purchase Agreement, dated June 14, 2013, between Rockwood Specialties Group GmbH, RSGG GmbH& Co. KG, Rockwood Specialties Group, Inc., Knight Lux 2 S.à r.l. and Dido Achte Vermögensverwaltungs-GmbH (affiliated with Cinven).

2.7(AI)	Stock Purchase Agreement, dated July 26, 2013, by and among Rockwood Specialties Group, Inc., BYK Chemie GmbH, as buyer and Altana AG, as guarantor.
2.8(AJ)	Stock Purchase Agreement, dated September 17, 2013, by and between Rockwood Specialties Group, Inc. and Huntsman International LLC.
2.9*	Acquisition Agreement, dated as of November 29, 2013, with RT Lithium Ltd, Tianqi Group HK Co., Limited, Leader Investment Corporation and Windfield Holdings Pty Ltd.
3.1 (F)	Form of Amended and Restated Certificate of Incorporation of Rockwood Holdings, Inc.
3.2 (AK)	Fourth Amended and Restated By-laws of Rockwood Holdings, Inc.
4.1 (F)	Form of Certificate of Common Stock
4.7 (AD)	Indenture dated as of September 25, 2012, among Rockwood Specialties Group, Inc., Rockwood Holdings, Inc. and Wells Fargo Bank, National Association, as trustee
4.8 (AD)

First Supplemental Indenture dated as of September 25, 2012, among Rockwood Specialties Group, Inc., Rockwood Holdings, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee

4.12 (F)	Supplement No. 2 dated as of January 14, 2005 to the Investors’ Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., Merrill Lynch Capital Corporation and SPCP Group, L.L.C.
4.13 (H)

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

4.14(V)

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

10.1 (C)

Credit Agreement, dated as of February 10, 2011, among the Company, as Borrower, Rockwood Specialties International, Inc., as Guarantor, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent, and KKR Capital Markets LLC, as Syndication Agent.

10.2(AA)

First Amendment, dated as of February 22, 2012,among Rockwood Specialties Group, Inc., Rockwood Specialties International, Inc., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and as Collateral Agent

10.3(C)

Security Agreement dated as of February 10, 2011 among the Company, Rockwood Specialties International, Inc., each of the Subsidiary Grantors listed on Annex A thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.4(C)

Pledge Agreement dated as of February 10, 2011 among the Company, Rockwood Specialties International, Inc., each of the Subsidiary Pledgors listed on Schedule 1 thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.5(C)

Guarantee Agreement dated as of February 10, 2011, among the Company, Rockwood Specialties International, Inc. as a Guarantor, each of the Subsidiary Guarantors listed on Annex A thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.6(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.7(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.8(A)#	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.9(F)#	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.10(F)#	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.11(A)#

Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders’ Agreement, dated as of January 30, 2001, KKR Partners II L.P. and KKR 1996 Fund L.P.

10.12(F)#

Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)

10.13(F)#	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.14(A)#	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.15(D)#	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.16(D)#

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.17(D)#

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.37 herewith)

10.18(G)#	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.19(F)#	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.20(E)#	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.21(E)#	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.22(E)#	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.23(F)#	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.24(E)#	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.25(E)#	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.26(E)#	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan

10.27(E)#	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.28(F)#	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.29(N)#	Amended and Restated Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Seifi Ghasemi
10.30(N)#	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Robert J. Zatta
10.31(N)#	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Thomas Riordan
10.32(P)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2008
10.33(P)	The Rockwood Specialties Inc. Money Purchase Pension Plan as amended and restated effective as of January 1, 2008
10.34(P)#	Supplementary Savings Plan of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2009
10.35(A)#	Rockwood Specialties Inc. Deferred Compensation Plan
10.36(F)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.37(F)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.38(F)#	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.39(F)#	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.40(F)#	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.41(R)	2009 Rockwood Holdings, Inc. Stock Incentive Plan
10.42 (R)	2009 Rockwood Holdings, Inc. Short-Term Incentive Plan
10.43(F)#	Form of Non-Employee Director Stock Option Agreement
10.44(K)#	Form of Company’s Stock Option Agreement (May 2007)
10.45(L)#	Form of Company’s Stock Option Agreement (December 2007)
10.46(L)#	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
10.47(M)	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates
10.48(M)

Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.49(M)

Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.50(AB)

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

10.51(O)#	Form of Stock Option Agreement (December 2008)
10.52(O)#	Form of Restricted Stock Unit Award Agreement (December 2008)
10.53(O)#	Form of Performance Restricted Stock Unit Award Agreement (December 2008)
10.54(Q)#	Form of Stock Option Agreement (December 2009)
10.55(Q)#	Form of Restricted Stock Unit Award Agreement (December 2009)
10.56(Q)#	Form of Performance Restricted Stock Unit Award Agreement (December 2009)
10.57(S)	First Amendment to the Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc.
10.58(S)	First Amendment to the Rockwood Specialties Inc. Money Purchase Pension Plan
10.59(T)

Merger and Transfer Agreement, dated September 28, 2010, of The Rockwood Specialties, Inc. Money Purchase Pension Plan and the Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc., effective as of December 31, 2010.

10.60(U)#	Form of Restricted Stock Unit Award Agreement (December 2010)
10.61(U)#	Form of Market Stock Unit Award Agreement (December 2010)
10.62(X)#	Amendment to Amended and Restated Employment Agreement, dated October 28, 2010, by and between Rockwood Holdings, Inc. and Seifi Ghasemi.
10.63(X)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Robert J. Zatta.
10.64(X)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Thomas Riordan.
10.65(Y)#	Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), as amended and restated effective as of January 1, 2011.
10.66(Y)#	Amendment No. 1 to the Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), effective as of January 1, 2011.
10.67(Z)#	Form of Restricted Stock Unit Award Agreement (December 2011)
10.68(Z)#	Form of Market Stock Unit Award Agreement (December 2011)
10.69(AC)	Scheme Implementation Agreement by and between Talison Lithium Limited and Rockwood Holdings, Inc. dated August 23, 2012.
10.70(AF)	Deed of Termination and Release among Rockwood Holdings, Inc., Rockwood Lithium Australia Pty Limited and Talison Lithium Limited, dated December 12, 2012.
10.71(AG)#	Form of Restricted Stock Unit Award Agreement (December 2012)
10.72(AG)#	Form of Market Stock Unit Award Agreement (December 2012)
10.73(AH)#	Amendment to the 2009 Rockwood Holdings, Inc. Stock Incentive Plan.
10.74*	Loan Agreement between Windfield Holdings Pty Ltd and RT Lithium Limited.
10.75*	Subscription Loan Agreement between Windfield Holdings Pty Ltd and RT Lithium Limited.
10.76*	Shareholders Agreement, dated November 29, 2013, with Chengdu Tianqi Group Co., Ltd., RT Lithium Limited and Windfield Holdings Pty Ltd.
10.77*	Deed of Cross Security, dated as of November 29, 2013, with Tianqi Group HK Co., Limited and RT Lithium Limited.
10.78*	Option Agreement, recorded November 29, 2013, by and amongst Rockwood Specialties Group GmbH, Chengdu Tianqi Group Co., Ltd and Rockwood Lithium GmbH.
10.79*#	Form of Restricted Stock Unit Award Agreement (December 2013).
10.80*#	Form of Market Stock Unit Award Agreement (December 2013).
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

#	Management contract or compensatory plan or arrangement

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on February 16, 2010.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on September 30, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc. filed on October 19, 2004.

(F)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(G)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(H)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(I)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(J)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(M)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(N)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.

(P)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 2, 2009.

(Q)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2009.

(R)	Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting.

(S)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 26, 2010.

(T)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(U)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2010.

(V)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(W)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(X)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2010.

(Y)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011.

(Z)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2011.

(AA)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2012.

(AB)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2012.

(AC)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2012.

(AD)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 25, 2012.

(AE)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2012.

(AF)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2012.

(AG)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2012.

(AH)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2013.

(AI)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2013.

(AJ)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 31, 2013.

(AK)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2013.

(AL)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2013.