Form 10-Q
period 2014-03-31
Rockwood Holdings, Inc.
filed 2014-05-08
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 72,558,082 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net sales	$354.5	$337.1
Cost of products sold	192.6	184.0
Gross profit	161.9	153.1
Selling, general and administrative expenses	108.6	101.1
Restructuring and other severance costs	4.1	6.3
Operating income	49.2	45.7
Other expenses, net:
Interest expense, net	(14.2)	(23.4)
Foreign exchange loss on financing activities, net	(0.6)	(15.1)
Other, net	0.1	0.1
Other expenses, net	(14.7)	(38.4)
Income from continuing operations before taxes	34.5	7.3
Income tax provision	12.8	0.8
Income from continuing operations	21.7	6.5
(Loss) income from discontinued operations, net of tax	(43.4)	9.3
Gain on sale of discontinued operations, net of tax	2.0	—
Net (loss) income	(19.7)	15.8
Net (income) loss attributable to noncontrolling interest - discontinued operations	(1.1)	2.0
Net (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(20.8)	$17.8

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$21.7	$6.5
(Loss) income from discontinued operations	(42.5)	11.3
Net (loss) income	$(20.8)	$17.8

Basic earnings per share attributable to Rockwood Holdings, Inc. stockholders:
Earnings from continuing operations	$0.29	$0.08
(Loss) earnings from discontinued operations	(0.57)	0.15
Basic (loss) earnings per share	$(0.28)	$0.23

Diluted earnings per share attributable to Rockwood Holdings, Inc. stockholders:
Earnings from continuing operations	$0.29	$0.08
(Loss) earnings from discontinued operations	(0.57)	0.14
Diluted (loss) earnings per share	$(0.28)	$0.22

Dividends declared per share of common stock	$0.45	$0.40

Weighted average number of basic shares outstanding	74,015	78,530
Weighted average number of diluted shares outstanding	74,878	80,088

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net (loss) income	$(19.7)	$15.8
Other comprehensive income (loss):
Pension related adjustments, net of tax	1.5	8.4
Foreign currency translation	3.0	(30.1)
Intercompany foreign currency loans	1.1	(22.0)
Foreign exchange contracts and other, net of tax	—	(0.1)
Other comprehensive income (loss)	5.6	(43.8)
Comprehensive loss	(14.1)	(28.0)
Comprehensive (income) loss attributable to noncontrolling interest	(1.1)	0.7
Comprehensive loss attributable to Rockwood Holdings, Inc. stockholders	$(15.2)	$(27.3)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,460.6	$1,522.8
Accounts receivable, net	251.4	228.1
Inventories	228.1	228.2
Deferred income taxes	49.7	45.4
Prepaid expenses and other current assets	53.9	90.1
Assets of discontinued operations	1,566.4	1,549.1
Total current assets	3,610.1	3,663.7
Property, plant and equipment, net	858.7	842.8
Goodwill	661.7	659.6
Other intangible assets, net	122.6	127.9
Deferred financing costs, net	17.2	17.9
Deferred income taxes	148.8	156.5
Other assets	65.3	63.9
Total assets	$5,484.4	$5,532.3
LIABILITIES
Current liabilities:
Accounts payable	$81.0	$92.2
Income taxes payable	12.9	13.5
Accrued compensation	72.9	70.0
Accrued expenses and other current liabilities	104.2	89.0
Deferred income taxes	2.5	2.3
Long-term debt, current portion	10.3	10.3
Liabilities of discontinued operations	495.7	486.5
Total current liabilities	779.5	763.8
Long-term debt	1,284.4	1,285.1
Pension and related liabilities	267.8	268.9
Deferred income taxes	36.9	38.4
Other liabilities	102.9	102.7
Total liabilities	2,471.5	2,458.9
Commitments and Contingencies - See Note 16
Restricted stock units	16.1	24.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 80,443 shares issued and 74,019 shares outstanding at March 31, 2014; 400,000 shares authorized, 80,219 shares issued and 73,892 shares outstanding at December 31, 2013)	0.8	0.8
Paid-in capital	1,273.7	1,269.8
Accumulated other comprehensive income	109.3	103.7
Retained earnings	1,868.6	1,923.1
Treasury stock, at cost (6,424 shares and 6,327 shares, respectively)	(408.6)	(401.3)
Total Rockwood Holdings, Inc. stockholders’ equity	2,843.8	2,896.1
Noncontrolling interest	153.0	153.1
Total equity	2,996.8	3,049.2
Total liabilities and equity	$5,484.4	$5,532.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19.7)	$15.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	43.4	(9.3)
Gain on sale of discontinued operations, net of tax	(2.0)	—
Depreciation and amortization	25.2	22.4
Deferred financing costs amortization	0.7	1.3
Foreign exchange loss on financing activities, net	0.6	15.1
Stock-based compensation	2.7	3.3
Deferred income taxes	4.0	(4.4)
Asset write-downs and other	3.0	0.1
Excess tax benefits from stock-based payment arrangements	(1.0)	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(22.7)	(21.1)
Inventories	0.2	(14.9)
Prepaid expenses and other assets	(1.1)	(2.3)
Accounts payable	(8.7)	4.1
Income taxes payable	(1.4)	(5.2)
Accrued expenses and other liabilities	5.1	31.4
Net cash provided by operating activities of continuing operations	28.3	34.9
Net cash (used in) provided by operating activities of discontinued operations	(7.8)	15.0
Net cash provided by operating activities	20.5	49.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.3)	(39.2)
Proceeds on sale of assets	0.4	0.1
Net cash used in investing activities of continuing operations	(39.9)	(39.1)
Net cash used in investing activities of discontinued operations	(1.2)	(29.0)
Net cash used in investing activities	(41.1)	(68.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.4	4.7
Excess tax benefits from stock-based payment arrangements	1.0	1.4
Payments of long-term debt	(0.7)	(13.9)
Proceeds from long term debt	—	0.5
Purchase of noncontrolling interest	—	(130.3)
Dividend distributions to stockholders	(33.3)	(31.1)
Stock repurchases	(7.3)	(89.4)
Net cash used in financing activities of continuing operations	(38.9)	(258.1)
Net cash used in financing activities of discontinued operations	(0.9)	(507.9)
Net cash used in financing activities	(39.8)	(766.0)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.7
Net decrease in cash and cash equivalents	(61.1)	(782.5)
Less net increase in cash and cash equivalents from discontinued operations	1.1	0.6
Decrease in cash and cash equivalents from continuing operations	(62.2)	(783.1)
Cash and cash equivalents, beginning of period	1,522.8	1,266.1
Cash and cash equivalents, end of period	$1,460.6	$483.0

Supplemental disclosures of cash flow information:
Interest paid	$0.5	$8.2
Income taxes paid, net of refunds	10.2	10.4
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	15.9	5.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
				Accumulated
				Other
		Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	(Loss) Income	Earnings	Stock	Interest
Balance, January 1, 2014	$3,049.2	$0.8	$1,269.8	$103.7	$1,923.1	$(401.3)	$153.1
Issuance of common stock	1.4	—	1.4	—	—	—	—
Deferred compensation	2.1	—	2.1	—	—	—	—
Stock repurchases	(7.3)	—	—	—	—	(7.3)	—
Dividend paid to stockholders ($0.45 per share)	(33.3)	—	0.4	—	(33.7)	—	—
Distributions to noncontrolling shareholders	(1.2)	—	—	—	—	—	(1.2)
Other comprehensive income, net of tax	5.6	—	—	5.6	—	—	—
Net (loss) income	(19.7)	—	—	—	(20.8)	—	1.1
Balance, March 31, 2014	$2,996.8	$0.8	$1,273.7	$109.3	$1,868.6	$(408.6)	$153.0

Balance, January 1, 2013	$1,875.7	$0.8	$1,243.1	$(12.6)	$392.7	$(1.4)	$253.1
Issuance of common stock	4.7	—	4.7	—	—	—	—
Deferred compensation	0.9	—	0.9	—	—	—	—
Stock repurchases	(89.4)	—	—	—	—	(89.4)	—
Dividend paid to stockholders ($0.40 per share)	(31.1)	—	0.5	—	(31.6)	—	—
Distributions to noncontrolling shareholders	(0.1)	—	—	—	—	—	(0.1)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive (loss) income, net of tax	(43.8)	—	—	(45.1)	—	—	1.3
Net income (loss)	15.8	—	—	—	17.8	—	(2.0)
Balance, March 31, 2013	$1,602.4	$0.8	$1,242.3	$(85.3)	$378.9	$(90.8)	$156.5

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2014 and December 31, 2013, and the results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2014 and 2013. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

During 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (“TiO2 Pigments and Other Businesses”). As of March 31, 2014, all of these transactions met the criteria for being reported as discontinued operations. As a result, the Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented. See Note 2, “Discontinued Operations,” for further details of these transactions.

Noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the former Titanium Dioxide Pigments venture and the Timber Treatment joint venture in the Performance Additives segment) that are consolidated but less than 100% owned. On February 15, 2013, the Company acquired Kemira Oyj’s (“Kemira”) 39% interest in its former Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase).

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the March 31, 2014 exchange rate of €1.00 = $1.3769. For the three months ended March 31, 2014 and 2013, the average rate of exchange of the Euro to the U.S. dollar is $1.3706 and $1.3199, respectively.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of March 31, 2014, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future equaled €502.5 million ($691.9 million). In addition, gains or losses on Euro-denominated debt that is designated as a net investment hedge of the Company’s Euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

Recently Issued Accounting Standards:

In April 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. Examples of these include disposals of a major geographic area, a major line of business or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as requiring disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This ASU is effective for the Company in its first quarter beginning January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.  DISCONTINUED OPERATIONS:

In August 2013, the Company completed the sale of its Advanced Ceramics segment for cash proceeds of $2.0 billion and a gain on sale of $1,166.4 million. In October 2013, the Company completed the sale of its Clay-based Additives business, which was part of the Performance Additives segment, for cash proceeds of $626.6 million and a gain on sale of $506.1 million. In September 2013, the

Company entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses with a current purchase price of $1.275 billion, including the assumption of $225 million in pension obligations, and subject to other adjustments. This transaction is expected to close during the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. The transaction is currently in phase II review by the European Commission. As of March 31, 2014, all of these transactions met the criteria for being reported as discontinued operations. The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented.

In 2013, the Company recorded a charge of $98.0 million related to an expected loss on sale of the TiO2 Pigments and Other Businesses. In the first quarter of 2014, the Company recorded an additional charge of $73.4 million related to the expected loss on the sale, in part as a result of a $50 million contribution in the form of a purchase price reduction to assist the purchaser in proposing a remedy to the European Commission competition authorities. The expected loss on sale represents the difference between the carrying value of these businesses and the expected proceeds. This carrying value includes the assumed recognition of actuarial (pension-related) losses and unrealized foreign exchange losses currently recorded in accumulated other comprehensive income within stockholders’ equity, which must be recognized upon completion of the sale. The fair value of the assets to be sold is categorized as Level 3 in the fair value hierarchy, as the fair value was determined based on expected sale proceeds (see Note 5, “Financial Instruments and Fair Value Measurements,” for a description of the fair value levels).

Results of the discontinued operations of the Advanced Ceramics segment, the Clay-based Additives business and the TiO2 Pigments and Other Businesses included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 are as follows:

	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
Three months ended March 31, 2014
Net sales	$—	$—	$400.5	$400.5
Loss before taxes	—	—	(33.7)	(33.7)

Three months ended March 31, 2013
Net sales	$142.9	$48.0	$406.6	$597.5
Income (loss) before taxes	29.1	12.7	(25.8)	16.0

The carrying values of the assets and liabilities of the TiO2 Pigments and Other Businesses included as discontinued operations in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 are as follows:

	TiO2 Pigments and Other
	March 31,	December 31,
($ in millions)	2014	2013
ASSETS
Accounts receivable, net	$226.8	$200.3
Inventories	431.5	401.9
Property, plant and equipment, net	784.0	749.2
Other intangible assets, net	36.8	64.3
Other assets	87.3	133.4
Total assets	$1,566.4	$1,549.1
LIABILITIES
Accounts payable and other current liabilities	$249.3	$249.9
Pension and related liabilities	207.2	205.0
Other liabilities	39.2	31.6
Total liabilities	$495.7	$486.5

The Company has a non-interest bearing note receivable from its former titanium dioxide pigments venture partner in the amount of $29.4 million that is due in August 2028, with a carrying value of $7.6 million and $7.4 million in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable was approximately $13.8 million and $13.6 million at March 31, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on an internally developed valuation that uses current interest rates to develop the present value of the receivable.

Included in other liabilities are reclamation obligations of $7.9 million and $8.1 million as of March 31, 2014 and December 31, 2013, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments business.

3.  SEGMENT INFORMATION:

The Company is a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals used for industrial and commercial purposes. As discussed in Note 2, “Discontinued Operations,” in 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses. As a result, the Company operates in two reportable segments, Lithium and Surface Treatment, based on the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer.

Items that cannot be readily attributed to individual segments have been classified as “Other.” Other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The Other classification also includes the results of operations of the metal sulfides and wafer reclaim businesses.

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three Months Ended
	March 31,
($ in millions)	2014	2013
Net Sales:
Lithium	$115.8	$118.5
Surface Treatment	203.7	184.5
Other	35.0	34.1
Total	$354.5	$337.1

The Company uses Adjusted EBITDA on a segment basis to assess the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) before taxes as the most comparable U.S. GAAP measure. The summary of segment information below includes “Adjusted EBITDA,” a non-GAAP financial measure used by the Company’s chief operating decision maker and senior management to evaluate the operating performance of each segment. See Note 3, “Segment Information,” in the Company’s 2013 Annual Report on Form 10-K for a discussion of the use of Adjusted EBITDA as a non-GAAP financial measure.

	Three Months Ended
	March 31,
($ in millions)	2014	2013
Adjusted EBITDA from continuing operations:
Lithium	$41.1	$46.9
Surface Treatment	46.4	39.5
Other	(6.7)	(9.0)
Total	$80.8	$77.4

The following table presents the identifiable assets for each of the reportable segments:

	Identifiable Assets as of
	March 31,	December 31,
($ in millions)	2014	2013
Lithium	$1,355.4	$1,373.4
Surface Treatment	1,104.0	1,076.9
Other (a)	1,861.9	1,932.5
Eliminations (b)	(403.3)	(399.6)
Total (c)	$3,918.0	$3,983.2

(a)               Other identifiable assets primarily represent the operating assets of the businesses included herein described above, primarily cash and cash equivalent balances maintained in accordance with centralized cash management techniques, as well as assets (primarily real estate) of legacy businesses formerly belonging to the Dynamit Nobel businesses acquired in 2004 and deferred income tax assets.

(b)               Amounts included in “Eliminations” represent individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate cash concentration arrangements. These amounts are eliminated as the cash concentration arrangement balances are included in the Other segment’s identifiable assets.

(c)                Amounts do not include $1,566.4 million and $1,549.1 million of identifiable assets at March 31, 2014 and December 31, 2013, respectively, from discontinued operations. Total identifiable assets including these amounts were $5,484.4 million and $5,532.3 million as of March 31, 2014 and December 31, 2013, respectively.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2013 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully below:

		Surface
($ in millions)	Lithium	Treatment	Other	Consolidated
Three months ended March 31, 2014
Income (loss) from continuing operations before taxes	$28.1	$34.2	$(27.8)	$34.5
Interest (income) expense, net	(0.2)	3.0	11.4	14.2
Depreciation and amortization	11.5	7.7	6.0	25.2
Restructuring and other severance costs (a)	3.5	0.6	—	4.1
Systems/organization establishment expenses (b)	0.2	0.1	—	0.3
Acquisition and disposal costs (c)	—	0.3	0.8	1.1
Foreign exchange (gain) loss on financing activities, net (d)	(2.1)	(0.2)	2.9	0.6
Other	0.1	0.7	—	0.8
Total Adjusted EBITDA from continuing operations	$41.1	$46.4	$(6.7)	$80.8
Three months ended March 31, 2013
Income (loss) from continuing operations before taxes	$30.4	$27.2	$(50.3)	7.3
Interest expense, net	0.7	3.0	19.7	23.4
Depreciation and amortization	11.1	7.9	3.4	22.4
Restructuring and other severance costs (a)	3.9	2.2	0.2	6.3
Systems/organization establishment expenses (b)	0.1	0.6	—	0.7
Acquisition and disposal costs (c)	0.1	—	1.7	1.8
Foreign exchange loss (gain) on financing activities, net (d)	0.6	(1.9)	16.4	15.1
Other	—	0.5	(0.1)	0.4
Total Adjusted EBITDA from continuing operations	$46.9	$39.5	$(9.0)	77.4

(a)               See Note 14, “Restructuring and Other Severance Costs,” for further details.

(b)               Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(c)                Primarily represents professional fees incurred in connection with exploring strategic options.

(d)               For the three months ended March 31, 2014, foreign exchange losses of $0.6 million were primarily reported in connection with non-operating Euro-denominated transactions. For the three months ended March 31, 2013, foreign exchange losses of $15.1 million were primarily reported in connection with intercompany Euro-denominated loans put in place to fund the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.

4.  VARIABLE INTEREST ENTITIES:

As discussed in Note 2, “Discontinued Operations,” the Company entered into a definitive agreement in September 2013 to sell its TiO2 Pigments and Other Businesses, which include Titanium Dioxide Pigments and the Timber Treatment Chemicals business. This transaction is expected to close during the third quarter of 2014, subject to the receipt of regulatory approval by the European

Commission. Our discontinued operations include the following variable interest entities:

Titanium Dioxide Pigments

The Company formed a Titanium Dioxide Pigments venture with Kemira in September 2008. The Company previously owned 61% of the venture and consolidated it based on the “voting interest” model given its majority ownership and ability to control decision making. On February 15, 2013, the Company acquired Kemira’s 39% interest in the Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase). The increase in ownership was accounted for as an equity transaction. As a result, the Company owns 100% of the Titanium Dioxide Pigments business. In conjunction with this venture, there is a power plant that was previously determined to be a variable interest entity (“VIE”). Subsequent to the purchase of Kemira’s 39% interest, the power plant will continue to be a VIE.

Viance LLC

The Company has a variable interest entity in its Viance LLC (“Viance”) joint venture, which is part of the Timber Treatment Chemicals business, that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, Chemical Specialties, Inc. (“CSI”) has the power to direct the activities of Viance that most significantly impact Viance’s performance, as Viance does not own manufacturing facilities. As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

As of March 31, 2014 and December 31, 2013, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	March 31,	December 31,
	2014	2013
Total assets (a)	$65.8	$65.3

Total liabilities	$4.4	$3.6

(a)               The majority of these assets are other intangible assets.

Continuing Operations

As of March 31, 2014 and December 31, 2013, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, were $33.7 million and $32.3 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheets and represent Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

See Item 8. Financial Statements and Supplementary Data - Note 4, “Variable Interest Entities,” in the Company’s 2013 Annual Report for further details.

5.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt instruments. Due to their short-term maturity, the carrying amount of receivables and payables approximates fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates.

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of March 31, 2014 and December 31, 2013, the assets and liabilities measured at fair value on a recurring basis are cash equivalents and government securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2013 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

Level 1 —          Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair values of cash equivalents and government securities are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.

Level 2 —          Inputs are directly or indirectly observable, which include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. The fair values of derivatives, when used by the Company, are based on quoted market prices from various banks for similar instruments. The valuation of these instruments reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

Level 3 —          Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
($ in millions)	Total	Level 1	Total	Level 1
Assets
Cash equivalents	$1,335.6	$1,335.6	$1,370.5	$1,370.5
Government securities	0.1	0.1	0.1	0.1
Total assets at fair value	$1,335.7	$1,335.7	$1,370.6	$1,370.6

Debt

As of March 31, 2014 and December 31, 2013, the Company’s estimated fair value of its unsecured Senior Notes due in 2020 (“2020 Notes”) was $1,293.8 million and $1,273.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,250.0 million at March 31, 2014 and December 31, 2013. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

6.  INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2014	2013
Raw materials	$62.5	$64.7
Work-in-process	57.3	53.4
Finished goods	108.3	110.1
Total	$228.1	$228.2

7.  GOODWILL:

Goodwill balances and activity by segment are as follows:

		Surface
($ in millions)	Lithium	Treatment	Other	Total
Balance, December 31, 2013	$275.1	$379.6	$4.9	$659.6
Foreign exchange	0.7	1.3	0.1	2.1
Balance, March 31, 2014	$275.8	$380.9	$5.0	$661.7

8.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of March 31, 2014			As of December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$112.3	$(83.6)	$28.7	$111.7	$(81.1)	$30.6
Trade names and trademarks	48.0	(24.1)	23.9	47.9	(23.6)	24.3
Customer relationships	146.5	(86.5)	60.0	146.1	(83.8)	62.3
Other	37.2	(27.2)	10.0	37.3	(26.6)	10.7
Total	$344.0	$(221.4)	$122.6	$343.0	$(215.1)	$127.9

Amortization of other intangible assets was $6.7 million and $6.4 million in the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2014	$24.2
2015	20.8
2016	18.9
2017	17.2
2018	10.4

9.  LONG-TERM DEBT:

Long-term debt are summarized as follows:

	March 31,	December 31,
($ in millions)	2014	2013
2020 Unsecured senior notes	$1,250.0	$1,250.0
Capitalized lease obligations	30.8	31.5
Other loans	13.9	13.9
	1,294.7	1,295.4
Less current maturities	(10.3)	(10.3)
	$1,284.4	$1,285.1

In April 2014, the Company announced that its wholly-owned subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of its $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”), at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon, to but not including the date of purchase. The Asset Sale Offer is being made pursuant to the indenture governing the 2020 Notes as a result of the Company’s sale of the Advanced Ceramics segment and Clay-based Additives business. Those sales constituted “Asset Sales” under the indenture governing the 2020 Notes. The source of funds is cash on hand. The Asset Sale Offer will expire at midnight on May 14, 2014, unless extended by RSGI.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2013 Annual Report on Form 10-K.

10.  INCOME TAXES:

The effective tax rate on income from continuing operations was 37.1% for the three months ended March 31, 2014. The income tax rate is higher than the U.S. statutory rate of 35% primarily due to a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature.

The effective tax rate on income from continuing operations was 11.0% for the three months ended March 31, 2013. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance attributable to deferred tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2013	$18.5
U.S. valuation allowance - State	(1.1)
Other	0.1
Balance as of March 31, 2014	$17.5

Unrecognized tax benefits at March 31, 2014 were $31.1 million, all of which, if recognized, would impact the effective tax rate. The Company had accrued $10.4 million for interest and penalties as of March 31, 2014. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $3.3 million.

11.  STOCK-BASED COMPENSATION:

In December 2013, the Company awarded 161,156 of market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2017 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. In January 2014, the performance targets that formed the basis for vesting of these restricted stock units were set. As a result, the Company recognized compensation cost beginning in January 2014. A portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2014 to December 31, 2016. The remaining portion vest based upon the Company’s total shareholder return as compared to the total shareholder return for the Dow Jones U.S. Chemical Index for the period January 1, 2014 to December 31, 2016.

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of March 31, 2014 and December 31, 2013 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets.

The aggregate compensation cost for restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans was $2.7 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. The total tax benefit recognized related to stock awards was $0.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2013 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

12.   PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended
	March 31,
($ in millions)	2014	2013
Service cost	$1.0	$1.0
Interest cost	3.9	3.6
Expected return on assets	(2.2)	(2.1)
Amortization of actuarial losses	1.1	1.5
Amortization of prior service cost	0.2	0.2
Total pension cost	$4.0	$4.2

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $17.7 million during 2014, of which $4.3 million was contributed in the three months ended March 31, 2014.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $2.0 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The expense for the multi-employer plans was $0.4 million for both the three months ended March 31, 2014 and 2013, respectively.

13.   EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended
	March 31,
($ in millions, except per share amounts; shares in thousands)	2014	2013
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$21.7	$6.5
(Loss) income from discontinued operations	(42.5)	11.3
Net (loss) income	$(20.8)	$17.8

EPS Denominator:
Basic weighted average number of common shares outstanding	74,015	78,530
Effect of dilutive stock options and other incentives	863	1,558
Diluted weighted average number of common shares outstanding and common stock equivalents	74,878	80,088

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.29	$0.08
(Loss) earnings from discontinued operations	(0.57)	0.15
Basic (loss) earnings per share	$(0.28)	$0.23

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.29	$0.08
(Loss) earnings from discontinued operations	(0.57)	0.14
Diluted (loss) earnings per share	$(0.28)	$0.22

For the three months ended March 31, 2014 and 2013, there were no outstanding shares that would have had an anti-dilutive effect.

14.   RESTRUCTURING AND OTHER SEVERANCE COSTS:

The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of asset write-downs, severance and facility/entity closure costs. Severance charges are based on various factors, including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

The following table provides the restructuring and other severance costs for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
($ in millions)	2014	2013
Severance/Relocation	$0.5	$0.8
Facility/entity closure and other	0.6	4.3
Asset write-downs	3.0	—
Restructuring charge	4.1	5.1
Other severance costs	—	1.2
Total	$4.1	$6.3

For the three months ended March 31, 2014, the restructuring charges primarily relate to asset write-downs, as well as severance and closure costs, in connection with the closure of a lithium manufacturing facility in India.

All restructuring actions still in progress as of March 31, 2014 are expected to be substantially complete within the next twelve months. However, payouts of certain liabilities resulting from these actions will take place over several years. There are no significant future costs related to open restructuring plans remaining. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2013	$2.4	$4.8	$7.2
Restructuring charge in 2014	0.5	3.6	4.1
Utilized	(0.5)	(1.2)	(1.7)
Foreign exchange and other	—	(3.1)	(3.1)
Liability balance, March 31, 2014	$2.4	$4.1	$6.5

15.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension related	Foreign	Intercompany	Net	Total
	adjustments,	currency	foreign currency	investment hedge,	accumulated other
($ in millions)	net of tax	translation	loans	net of tax	comprehensive income
Balance at December 31, 2013	$(123.2)	$269.1	$147.7	$(189.9)	$103.7
Other comprehensive (loss) income before reclassifications	(0.3)	3.0	1.1	—	3.8
Amounts reclassified from accumulated other comprehensive income to net income	1.8	—	—	—	1.8
Balance at March 31, 2014	$(121.7)	$272.1	$148.8	$(189.9)	$109.3

The amounts reclassified from accumulated other comprehensive income (loss) into net income are as follows:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Loss
Accumulated Other	Three months ended March 31,
Comprehensive Loss Components	2014	2013
Pension related adjustments:
Actuarial losses (a)	$(2.2)	$(4.2)
Prior service costs (a)	(0.2)	(0.2)
	(2.4)	(4.4)
Income tax provision	0.6	1.2
Total reclassifications for the period	$(1.8)	$(3.2)

(a)               These accumulated other comprehensive loss components are included in the computation of net periodic pension costs that are recorded in costs of products sold and selling, general and administrative expenses in the condensed consolidated statements of operations. In addition, these accumulated other comprehensive loss components include the effect of actuarial losses and prior service costs from discontinued operations.

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

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass. This business was sold in 2003. This subsidiary has been named as a defendant, or third-party defendant, in several lawsuits, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. In March 2014, two lawsuits pending in Germany (District Courts of Frankfurt am Main and of Rottweil) were terminated. The six remaining lawsuits are pending in the Netherlands (High Court of Hertogenbosch). The court of the first instance in those litigations concluded in March 2012 that the Company’s subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed this decision. In general, this subsidiary may be required to compensate damage claims asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €0.7 million ($1.0 million) to €4.0 million ($5.5 million) as of March 31, 2014. The Company does not believe that the resolution of these matters will have a material effect on its consolidated financial condition, results of operations or cash flows.

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the German Fiscal Court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of March 31, 2014 is from €0.0 million to €5.6 million ($7.7 million). The Company does not expect this matter to have a material impact on its consolidated financial condition, results of operations or cash flows.

La Negra Construction Project

In August 2013, a subsidiary of the Company’s Lithium segment sought to terminate a construction agreement to which it is a party for a breach of the construction agreement by the other party/contractor in connection with the expansion project in La Negra, Chile. As a result of the eventual termination, the contractor tendered an arbitration claim under the construction agreement in March 2014. The Company’s subsidiary issued a counterclaim in April 2014 seeking damages resulting from such contractor’s breach. The parties are currently participating in a binding arbitration process with a third party arbitrator in Chile under the Santiago Chamber of Commerce rules as required under the construction agreement.  The Company estimates that the possible range of loss from these claims as of March 31, 2014 is from $0.0 million to $4.7 million. The Company does not expect this matter to have a material impact on its consolidated financial condition, results of operations or cash flows.

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions such as chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any other individual action will have a material effect on its consolidated financial condition, results of operations or cash flows.

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $2.0 million and in the aggregate equal $3.0 million as of March 31, 2014. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company may be subject to indemnity claims relating to properties or businesses it divested. For example, the Company has agreed to indemnify the buyer of its former plastic compounding, Clay-based Additives and TiO2 Pigments and Other Businesses for certain tax and environmental matters that may arise in the future that relate to the period prior to the closing or other matters related to such businesses.

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of March 31, 2014, the Company has recorded a reserve of €4.9 million ($6.7 million) against its related receivable of €5.4 million ($7.4 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Safety, Health and Environmental Matters

For further details of the Company’s Safety, Health and Management Systems, SHE Capital Expenditures, and Regulatory Developments, see Item 8. Financial Statements and Supplementary Data - Note 18, “Commitments and Contingencies” in the Company’s 2013 Annual Report on Form 10-K.

Environmental Reserves

Environmental laws have a significant effect on the nature and scope of any cleanup of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes.

In addition, “Superfund” statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for cleanup costs on the entities that generated waste and/or arranged for its disposal at contaminated third-party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all of the clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at March 31, 2014:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X		X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
France	Sens	X
Germany	Duisburg				X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Stadeln	X	X
	Troisdorf	X	X	X
The Netherlands	Oss	X
South Africa	Boksburg	X
Sweden	Balsta			X
United Kingdom	Birtley			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Kings Mountain, NC				X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

The Company is also responsible for environmental matters at one of its former off-site disposal locations owned by a third party. This site is considered a Superfund site as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at a Superfund location in South Gate, CA. Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material effect on its consolidated financial condition, results of operations or cash flows. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company’s or its predecessor’s former and present properties and/or at sites where the Company and its predecessor disposed wastes could expose the Company to clean up obligations and other damages in the future.

In connection with the sale of TiO2 Pigments and Other Businesses, the Company agreed to retain liability for certain environmental matters at the following operating sites where the Company currently has environmental reserves; Birtley, UK, Hainhausen, Germany, Shenzhen, China, Beltsville, Maryland, East St. Louis, Illinois, Easton, Pennsylvania and Valdosta, Georgia. The Company also agreed to retain certain operating sites and lease them to the purchaser. Thus, the reserves for the above sites, and for two other sites, include estimates for further environmental investigation costs. Accordingly, the reserves for these sites remain in continuing operations. The reserves for remaining TiO2 Pigments and Other Businesses operating sites are included in discontinued operations (Duisburg, Uerdingen, and Schwarzheide, Germany, Kipsikorpi, Finland, Harrisburg, North Carolina and Turin, Italy). The Company also agreed to indemnify the buyer for certain environmental matters at such other operating sites of the businesses for a limited period subject to certain limitations, caps and deductibles.

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

On a consolidated basis, the Company has accrued $41.9 million and $42.0 million for environmental liabilities as of March 31, 2014 and December 31, 2013, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets. Included in the environmental liabilities are reclamation obligations of $15.3 million as of both March 31, 2014 and December 31, 2013. These obligations primarily relate to post-closure reclamation in the surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($26.6 million and $26.7 million as of March 31, 2014 and December 31, 2013, respectively) represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of March 31, 2014 is from $26.6 million to $46.2 million. Of these accruals, $14.5 million and $14.3 million as of March 31, 2014 and December 31, 2013, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. For the three months ended March 31, 2014, the Company recorded charges of $0.3 million to increase its environmental liabilities and made payments of $0.4 million for reclamation and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2014, the recurring cost of managing hazardous substances for ongoing operations is $2.7 million.

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information, it does not believe the additional amount of potential losses would have a material effect on its business or consolidated financial condition, but may have a material effect on the results of operations or cash flows in any given quarterly or annual reporting period. The Company does not believe that any known individual environmental matter would have a material effect on its consolidated financial condition, results of operations or cash flows. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

In the event that manufacturing operations are discontinued at any of the Company’s facilities with known contamination, regulatory authorities may impose more stringent requirements on the Company including soil remediation. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are not known, except for those sites we expect to lease to the purchaser of the TiO2 Pigments and Other Businesses. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for its obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, has not accrued for any environmental-related costs to remediate soil at these facilities.

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

The Parent Company Guarantor, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are parties to cash concentration arrangements with three financial institutions to maximize the availability of cash for general corporate and operating purposes. Cash balances under one of the cash concentration arrangements are swept daily from the accounts of the entities who are party to the arrangement into the concentration account. There are no restrictions under the cash concentration arrangements on the movement of cash between the Parent Company Guarantor, the Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. There are no significant restrictions on the ability of RSGI or any Guarantor Subsidiaries to obtain funds by dividend or loan. However, there are restrictions contained in the indenture governing the 2020 Notes on the ability of the Parent Company to obtain funds from RSGI and its subsidiaries. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-term Debt” in the Company’s 2013 Annual Report on Form 10-K for further details.

The guarantor financial statements for the three months ended March 31, 2013 were adjusted for discontinued operations (described in Note 2, “Discontinued Operations”), the adjustment related to Turin, Italy (described in Note 18, “Immaterial Corrections”), a correction of misclassifications among operating, investing and financing activities in the guarantor statements of cash flows for the three months ended March 31, 2013 for intercompany pooling/lending arrangements, and other changes to conform to current year presentation.

The following tables present the Company’s consolidating statement of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013, and the Company’s consolidating balance sheets as of March 31, 2014 and December 31, 2013:

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$85.0	$295.7	$(26.2)	$354.5
Cost of products sold	—	—	52.3	166.4	(26.1)	192.6
Gross profit	—	—	32.7	129.3	(0.1)	161.9
Selling, general and administrative expenses	—	0.7	32.1	75.8	—	108.6
Restructuring and other severance costs	—	—	0.1	4.0	—	4.1
Operating (loss) income	—	(0.7)	0.5	49.5	(0.1)	49.2
Other (expenses) income, net:
Intergroup interest, net	—	12.5	(2.2)	(10.3)	—	—
Interest (expense) income, net	—	(15.0)	(0.2)	1.0	—	(14.2)
Intergroup other, net	—	—	5.4	(5.4)	—	—
Foreign exchange gain (loss) on financing activities, net	—	0.8	(0.1)	(1.3)	—	(0.6)
Other, net	—	—	—	0.1	—	0.1
Other (expenses) income, net	—	(1.7)	2.9	(15.9)	—	(14.7)
(Loss) income from continuing operations before taxes	—	(2.4)	3.4	33.6	(0.1)	34.5
Income tax provision (benefit)	—	11.5	(6.7)	7.9	0.1	12.8
Net (loss) income from continuing operations	—	(13.9)	10.1	25.7	(0.2)	21.7
Income (loss) from discontinued operations, net of tax	—	2.0	(5.3)	(39.9)	(0.2)	(43.4)
(Loss) gain on sale of discontinued operations, net of tax	—	(0.1)	—	2.1	—	2.0
Equity in undistributed earnings of subsidiaries	(20.8)	(8.8)	14.8	(20.8)	35.6	—
Net (loss) income	(20.8)	(20.8)	19.6	(32.9)	35.2	(19.7)
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(1.1)	—	(1.1)
Net (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(20.8)	$(20.8)	$19.6	$(34.0)	$35.2	$(20.8)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net (loss) income	$(20.8)	$(20.8)	$19.6	$(32.9)	$35.2	$(19.7)

Other comprehensive income (loss)	5.6	5.6	(0.8)	9.7	(14.5)	5.6

Comprehensive (loss) income	(15.2)	(15.2)	18.8	(23.2)	20.7	(14.1)
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(15.2)	$(15.2)	$18.8	$(24.3)	$20.7	$(15.2)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$75.2	$281.2	$(19.3)	$337.1
Cost of products sold	—	—	46.4	157.2	(19.6)	184.0
Gross profit	—	—	28.8	124.0	0.3	153.1
Selling, general and administrative expenses	—	0.4	32.9	67.8	—	101.1
Restructuring and other severance costs	—	—	4.9	1.4	—	6.3
Operating (loss) income	—	(0.4)	(9.0)	54.8	0.3	45.7
Other income (expenses), net:
Intergroup interest, net	—	16.0	(1.8)	(14.2)	—	—
Interest expense, net	—	(22.7)	(0.4)	(0.3)	—	(23.4)
Intergroup other, net	—	—	6.3	(6.3)	—	—
Foreign exchange loss on financing activities, net	—	(13.3)	(0.2)	(1.6)	—	(15.1)
Other, net	—	—	—	0.1	—	0.1
Other (expenses) income, net	—	(20.0)	3.9	(22.3)	—	(38.4)
(Loss) income from continuing operations before taxes	—	(20.4)	(5.1)	32.5	0.3	7.3
Income tax (benefit) provision	—	(5.7)	(1.9)	8.3	0.1	0.8
Net (loss) income from continuing operations	—	(14.7)	(3.2)	24.2	0.2	6.5
Income (loss) from discontinued operations, net of tax	—	3.7	7.6	(1.5)	(0.5)	9.3
Equity in undistributed earnings of subsidiaries	17.8	28.8	13.9	17.8	(78.3)	—
Net income	17.8	17.8	18.3	40.5	(78.6)	15.8
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	2.0	—	2.0
Net income attributable to Rockwood Holdings, Inc. stockholders	$17.8	$17.8	$18.3	$42.5	$(78.6)	$17.8

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent Company		Guarantor	Non-Guarantor	Consolidating	Total Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$17.8	$17.8	$18.3	$40.5	$(78.6)	$15.8

Other comprehensive (loss) income	(72.7)	(72.7)	0.1	(95.1)	196.6	(43.8)

Comprehensive (loss) income	(54.9)	(54.9)	18.4	(54.6)	118.0	(28.0)
Comprehensive loss attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(54.9)	$(54.9)	$18.4	$(53.9)	$118.0	$(27.3)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

MARCH 31, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$12.1	$20.0	$1,428.5	$—	$1,460.6
Accounts receivable, net	—	—	46.9	204.5	—	251.4
Intergroup receivable	—	910.9	582.6	11.3	(1,504.8)	—
Inventories	—	—	57.8	175.4	(5.1)	228.1
Deferred income taxes	—	4.1	37.2	8.4	—	49.7
Prepaid expenses and other current assets	0.1	—	14.9	38.9	—	53.9
Assets of discontinued operations	3.2	94.7	235.6	1,411.1	(178.2)	1,566.4
Total current assets	3.3	1,021.8	995.0	3,278.1	(1,688.1)	3,610.1
Property, plant and equipment, net	—	—	134.2	724.5	—	858.7
Investment in subsidiary	3,365.8	2,443.5	503.4	3,365.8	(9,678.5)	—
Goodwill	—	—	25.5	636.2	—	661.7
Other intangible assets, net	—	—	31.5	91.1	—	122.6
Intergroup receivable	88.2	1,197.9	118.0	—	(1,404.1)	—
Deferred financing costs, net	—	17.2	—	—	—	17.2
Deferred income taxes	—	98.2	14.3	36.3	—	148.8
Other assets	—	—	0.9	64.4	—	65.3
Total assets	$3,457.3	$4,778.6	$1,822.8	$8,196.4	$(12,770.7)	$5,484.4
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$8.5	$72.5	$—	$81.0
Intergroup payable	572.6	0.1	922.2	9.9	(1,504.8)	—
Income taxes payable	—	—	—	12.9	—	12.9
Accrued compensation	—	—	11.3	61.6	—	72.9
Accrued expenses and other current liabilities	—	27.1	19.0	58.1	—	104.2
Deferred income taxes	—	—	—	4.0	(1.5)	2.5
Long-term debt, current portion	—	—	—	10.3	—	10.3
Liabilities of discontinued operations	—	4.9	185.9	481.1	(176.2)	495.7
Total current liabilities	572.6	32.1	1,146.9	710.4	(1,682.5)	779.5
Long-term debt	—	1,250.0	—	34.4	—	1,284.4
Pension and related liabilities	—	—	9.0	258.8	—	267.8
Intergroup payable	24.8	118.0	380.4	880.9	(1,404.1)	—
Deferred income taxes	—	—	—	36.9	—	36.9
Other liabilities	—	12.7	24.2	66.0	—	102.9
Total liabilities	597.4	1,412.8	1,560.5	1,987.4	(3,086.6)	2,471.5
Restricted stock units	16.1	—	—	—	—	16.1
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,273.7	1,037.1	515.3	1,694.3	(3,246.7)	1,273.7
Accumulated other comprehensive income	109.3	110.6	5.5	279.3	(395.4)	109.3
Retained earnings (deficit)	1,868.6	2,218.1	(449.1)	3,917.7	(5,686.7)	1,868.6
Treasury stock, at cost	(408.6)	—	—	—	—	(408.6)
Total Rockwood Holdings, Inc. stockholders’ equity	2,843.8	3,365.8	262.3	6,056.0	(9,684.1)	2,843.8
Noncontrolling interest	—	—	—	153.0	—	153.0
Total equity	2,843.8	3,365.8	262.3	6,209.0	(9,684.1)	2,996.8
Total liabilities and equity	$3,457.3	$4,778.6	$1,822.8	$8,196.4	$(12,770.7)	$5,484.4

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

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20.8)	$(20.8)	$19.6	$(32.9)	$35.2	$(19.7)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	20.8	8.8	(14.8)	20.8	(35.6)	—
Income from discontinued operations, net of tax	—	(2.0)	5.3	39.9	0.2	43.4
Gain on sale of discontinued operations, net of tax		0.1	—	(2.1)	—	(2.0)
Depreciation and amortization	—	—	6.0	19.2	—	25.2
Deferred financing costs amortization	—	0.7	—	—	—	0.7
Foreign exchange (gain) loss on financing activities, net	—	(0.8)	0.1	1.3	—	0.6
Stock-based compensation	—	—	1.9	0.8	—	2.7
Deferred income taxes	—	5.0	1.6	(2.7)	0.1	4.0
Asset write-downs and other	—	—	—	3.0	—	3.0
Excess tax benefits from stock-based payment arrangements	—	—	—	(1.0)	—	(1.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(4.2)	(18.5)	—	(22.7)
Inventories	—	—	(1.1)	1.2	0.1	0.2
Prepaid expenses and other assets	—	—	5.7	(6.8)	—	(1.1)
Accounts payable	—	—	(1.9)	(6.8)	—	(8.7)
Income taxes payable	—	6.8	(8.6)	0.4	—	(1.4)
Accrued expenses and other liabilities	—	12.8	(19.1)	11.4	—	5.1
Intercompany operating activities, net	—	(3.7)	10.7	(7.0)	—	—
Net cash provided by operating activities of continuing operations	—	6.9	1.2	20.2	—	28.3
Net cash provided by (used in) operating activities of discontinued operations	—	0.4	(26.3)	18.1	—	(7.8)
Net cash provided by (used in) operating activities	—	7.3	(25.1)	38.3	—	20.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(4.8)	(35.5)	—	(40.3)
Proceeds on sale of assets	—	—	—	0.4	—	0.4
Proceeds from intercompany investing related activity		70.0		0.7	(70.7)	—
Intercompany investing related payment	—	(77.8)	—	—	77.8	—
Net cash used in investing activities of continuing operations	—	(7.8)	(4.8)	(34.4)	7.1	(39.9)
Net cash (used in) provided by investing activities of discontinued operations	—	(0.2)	(18.7)	17.7	—	(1.2)
Net cash used in investing activities	—	(8.0)	(23.5)	(16.7)	7.1	(41.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	1.4	—	—	—	—	1.4
Excess tax benefits from stock-based payment arrangements	—	—	—	1.0	—	1.0
Payments of long-term debt	—	—	—	(0.7)	—	(0.7)
Dividend distributions to stockholders	(33.3)	—	—	—	—	(33.3)
Stock repurchases	(7.3)	—	—	—		(7.3)
Proceeds from intercompany financing related activity	39.2	—	37.9	—	(77.1)	—
Intercompany financing related payments	—	—	—	(70.0)	70.0	—
Net cash provided by (used in) financing activities of continuing operations	—	—	37.9	(69.7)	(7.1)	(38.9)
Net cash used in financing activities of discontinued operations	—	—	—	(0.9)		(0.9)
Net cash provided by (used in) financing activities	—	—	37.9	(70.6)	(7.1)	(39.8)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(0.2)	(0.4)	—	(0.7)
Net decrease in cash and cash equivalents	—	(0.8)	(10.9)	(49.4)	—	(61.1)
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	1.1	—	1.1
Decrease in cash and cash equivalents from continuing operations	—	(0.8)	(10.9)	(50.5)	—	(62.2)
Cash and cash equivalents, beginning of period	—	12.9	30.9	1,479.0	—	1,522.8
Cash and cash equivalents, end of period	$—	$12.1	$20.0	$1,428.5	$—	$1,460.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17.8	$17.8	$18.3	$40.5	$(78.6)	$15.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(17.8)	(28.8)	(13.9)	(17.8)	78.3	—
(Income) loss from discontinued operations, net of tax	—	(3.7)	(7.6)	1.5	0.5	(9.3)
Depreciation and amortization	—	—	6.7	15.7	—	22.4
Deferred financing costs amortization	—	0.7	0.3	0.3	—	1.3
Foreign exchange loss on financing activities, net	—	13.3	0.2	1.6	—	15.1
Bad debt provision	—	—	(0.1)	0.1	—	—
Stock-based compensation	—	—	1.9	1.4	—	3.3
Deferred income taxes	—	12.1	3.0	(19.6)	0.1	(4.4)
Asset write-downs and other	—	—	—	0.1	—	0.1
Excess tax benefits from stock-based payment arrangements	—	—	—	(1.4)	—	(1.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(4.0)	(17.1)	—	(21.1)
Inventories	—	—	(3.9)	(10.7)	(0.3)	(14.9)
Prepaid expenses and other assets	—	(0.1)	1.0	(3.2)	—	(2.3)
Accounts payable	—	—	(3.5)	7.6	—	4.1
Income taxes payable	—	(17.8)	(5.1)	17.7	—	(5.2)
Accrued expenses and other liabilities	—	13.3	3.2	14.9	—	31.4
Intercompany operating activities, net	(0.1)	(0.6)	(4.1)	4.8		—
Net cash (used in) provided by operating activities of continuing operations	(0.1)	6.2	(7.6)	36.4	—	34.9
Net cash provided by operating activities of discontinued operations	—	1.5	2.8	10.7	—	15.0
Net cash (used in) provided by operating activities	(0.1)	7.7	(4.8)	47.1	—	49.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(5.3)	(33.9)	—	(39.2)
Proceeds from intercompany investing related activity	—	—	—	1.4	(1.4)	—
Intercompany investing related payments	—	(547.5)	—	—	547.5	—
Proceeds on sale of assets	—	—	0.1	—	—	0.1
Net cash used in investing activities of continuing operations	—	(547.5)	(5.2)	(32.5)	546.1	(39.1)
Net cash used in investing activities of discontinued operations	—	—	(4.4)	(24.6)		(29.0)
Net cash used in investing activities	—	(547.5)	(9.6)	(57.1)	546.1	(68.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	4.7	—	—	—	—	4.7
Excess tax benefits from stock-based payment arrangements	—	—	—	1.4	—	1.4
Payments of long-term debt	—	(13.1)	—	(0.8)	—	(13.9)
Proceeds from long-term debt	—	—	—	0.5	—	0.5
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)	—	(130.3)
Dividend distributions to stockholders	(31.1)	—	—	—	—	(31.1)
Stock repurchases	(89.4)	—	—	—	—	(89.4)
Proceeds from intercompany financing related activity	115.9	—	12.4	417.8	(546.1)	—
Net cash provided by (used in) financing activities of continuing operations	0.1	(14.1)	12.4	289.6	(546.1)	(258.1)
Net cash used in financing activities of discontinued operations	—	—	—	(507.9)	—	(507.9)
Net cash provided by (used in) financing activities	0.1	(14.1)	12.4	(218.3)	(546.1)	(766.0)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	—	2.5	—	1.7
Net decrease in cash and cash equivalents	—	(554.7)	(2.0)	(225.8)	—	(782.5)
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	0.6	—	0.6
Decrease in cash and cash equivalent from continuing operations	—	(554.7)	(2.0)	(226.4)	—	(783.1)
Cash and cash equivalents of continuing operations, beginning of period	—	665.3	11.4	589.4	—	1,266.1
Cash and cash equivalents of continuing operations, end of period	$—	$110.6	$9.4	$363.0	$—	$483.0

18.       IMMATERIAL CORRECTIONS:

During 2013, the Company determined, after a formal investigation, that management at a single location in Italy within the Color Pigments and Services business of its former Performance Additives segment (reported in discontinued operations - see Note 2, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. Based on the investigation, the Company has identified amounts in need of correction and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although management has determined that the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements, now classified within discontinued operations, as well as the “Non-Guarantor Subsidiaries” column in the Company’s guarantor financial information (See Note 17, “Guarantor Financial Statements”). The major adjustments to the relevant balances as originally reported in continuing operations would have been as follows:

•                  Cost of products sold would have increased by $1.6 million (including depreciation of $0.4 million) for the three months ended March 31, 2013 (with gross profit correspondingly decreased).

•                  Net income would have decreased $1.1 million ($0.01 per share on a diluted basis) for the three months ended March 31, 2013.

The following tables set forth the impact of the corrections of immaterial errors in the Company’s condensed consolidated statement of operations and cash flows for the three months ended March 31, 2013:

	Three months ended March 31, 2013
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
	Reported	Adjustments	(See Note 2)	and Reclassified
Cost of products sold	$660.8	$1.6	$(478.4)	$184.0
Gross profit	273.8	(1.6)	(119.1)	153.1
Operating income	86.7	(1.6)	(39.4)	45.7
Income from continuing operations before taxes	24.9	(1.6)	(16.0)	7.3
Income from continuing operations	16.9	(1.1)	(9.3)	6.5
Net income	16.9	(1.1)	—	15.8
Net income attributable to Rockwood Holdings, Inc. shareholders	18.9	(1.1)	—	17.8

	Three months ended March 31, 2013
			Reclassifications
	As Previously		for Discontinued	As Corrected
	Reported	Adjustments	Operations	and Reclassified
Net cash provided by operating activities from continuing operations	$48.8	$1.1	$(14.9)	$35.0
Net cash used in investing activities from continuing operations	(67.4)	(0.7)	29.0	(39.1)
Net cash used in financing activities from continuing operations	(765.6)	(0.4)	507.9	(258.1)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in Forward-Looking Statements” at the end of this Management’s Discussion and Analysis (“MD&A”) section and the risk factors section of our 2013 Annual Report on Form 10-K. You should read the following MD&A together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report.

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We serve more than 50,000 customers across a wide variety of industries and geographic areas. Prior to the completed and expected to be completed divestitures described below, we operated through five reportable segments: Lithium, Surface Treatment, Performance Additives, Titanium Dioxide Pigments and Advanced Ceramics. As a result of these completed and expected to be completed divestitures, we now operate through two reportable segments: (1) Lithium and (2) Surface Treatment.

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, re-investment in core businesses, bolt-on acquisitions and debt reduction to drive stockholder value. In connection with this focus, among other things:

•                  During 2013, we sold our Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell our Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (the “TiO2 Pigments and Other Businesses”) with a current purchase price of $1.275 billion, including the assumption of $225 million in pension obligations, and subject to other adjustments. This transaction is expected to close during the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. The transaction is currently in phase II review by the European Commission.

•                  Our condensed consolidated financial statements have been reclassified to reflect discontinued operations for Advanced Ceramics, Clay-based Additives and the TiO2 Pigments and Other Businesses for all periods presented. See Note 2, “Discontinued Operations,” for further details.

•                  In November 2013, we entered into definitive agreement to acquire a 49% interest in Talison Lithium Pty Ltd. (“Talison”) through a joint venture with Chengdu Tianqi Industry Group (“Tianqi”). In March 2014, Rockwood and Tianqi amended and restated the original agreement. This transaction is expected to close in the second quarter of 2014, following receipt of regulatory approval. See further details in Item 1. Business of our 2013 Annual Report on Form 10-K, and in the liquidity section of this management’s discussion and analysis of financial condition and results of operations section.

•                  In April 2014, we announced that our wholly-owned subsidiary, RSGI, commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of our 2020 Notes, at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon, to but not including the date of purchase.

The following table is a summary of our financial highlights:

	Three months ended
	March 31,
($ in millions, except per share amounts)	2014	2013
Net sales	$354.5	$337.1

Net income from continuing operations	21.7	6.5

Adjusted EBITDA from continuing operations	80.8	77.4

Adjusted EBITDA from continuing operations margin	22.8%	23.0%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc. stockholders	0.29	0.08

Results — First Quarter Review

Total net sales were up in the first quarter of 2014 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly from higher automotive OEM and automotive components, coil and cold forming, general industrial and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013, as well as higher selling prices. Net sales were also higher from increased volumes of lithium carbonate and hydroxide. This was partially offset by decreased sales of potash, mainly volumes, as well as lower volumes from organometallic products, driven mostly by butyllithium.

Adjusted EBITDA from continuing operations increased in the first quarter of 2014 compared to the same period in the prior year primarily due to the higher net sales noted above, partially offset by higher selling, general and administrative costs.

Net income and diluted earnings per share from continuing operations were higher in the first quarter of 2014 compared to the same period in the prior year primarily due to the higher net sales noted above, lower foreign exchange losses on financing activities and decreased interest expense, partially offset by higher selling, general and administrative costs. Diluted earnings per share from continuing operations also benefited from fewer common shares outstanding due to share repurchases.

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

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In the first quarter of 2014, net sales were down primarily from lower potash sales, mainly volumes, as well as lower volumes of organometallic products, driven mostly by butyllithium, partially offset by higher volumes of lithium carbonate and hydroxide.

•                  We expect continued growth in demand for the remainder of 2014 for lithium carbonate and lithium hydroxide, along with the expected impact of the Talison transaction for the second half of the year, to more than offset lower volumes of potash and organometallic products, particularly butyllithium.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industry markets, including household appliances, manufacturing, can producers, heating, ventilation and aluminum finishing. Net sales were up in the first quarter of 2014 primarily from higher volumes of automotive OEM and automotive components, coil and cold forming, general industrial and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in the previously unconsolidated joint venture in India in July 2013, as well as higher selling prices. We expect growth for the remainder of 2014 primarily from increased volumes across most markets, particularly in general industry and automotive, combined with the impact from acquisitions, as well as higher selling prices.

Global Exposure

We operate a geographically diverse business, with 53% of our net sales in 2013 generated from shipments to customers in Europe, 21% to North America (predominantly, the United States), 16% to Asia and 10% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Item 8. Financial Statements and Supplementary Data - Note 3, “Segment Information” in our 2013 Form 10-K.

We have sold to customers in more than 60 countries and currently serve our diverse and extensive customer base with 33 facilities in 17 countries for our continuing operations. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our consolidated results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three months ended March 31, 2014, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2013. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S.

dollar. Unless otherwise noted, all balance sheet items as of March 31, 2014 which are denominated in Euros are converted at the March 31, 2014 exchange rate of €1.00 = $1.3769. For the three months ended March 31, 2014 and 2013, the average rate of exchange of the Euro to the U.S. dollar is $1.3706 and $1.3199, respectively.

Raw Materials

Raw materials constituted approximately 58% of our 2013 cost of products sold and we have a broad raw material base, with the cost of no single raw material representing more than 7% of our cost of products sold in 2013. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In the first three months of 2014, slightly higher raw material costs, primarily in our Surface Treatment segment, had an unfavorable impact on our consolidated results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2013, energy purchases represented approximately 3% of our costs of products sold. Energy costs were down slightly in the first three months of 2014 primarily from favorable fuel and water pricing in Chile in our Lithium segment.

Income Taxes

We recorded an income tax provision of $12.8 million on income from continuing operations before taxes of $34.5 million in the three months ended March 31, 2014. The income tax provision was negatively impacted by a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included restructuring and other severance costs, acquisition and disposal costs, systems/organization establishment expenses and foreign exchange losses. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of other charges and credits recorded in the three months ended March 31, 2014.

Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, such as Adjusted EBITDA, with supporting reconciliations to GAAP financial measures. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Annual Report on Form 10-K for a definition of Adjusted EBITDA, management’s uses of Adjusted EBITDA and its limitations.

Results of Operations

Immaterial Corrections

During 2013, we determined, after a formal investigation, that management at a single location in Italy within the Color Pigments and Services business of our former Performance Additives segment (reported in discontinued operations - see Note 2, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. We have evaluated the identified amounts and concluded that they were not material individually or in the aggregate to any of our previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although we have determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

As a result, we have revised our previously reported operating results to reflect certain immaterial adjustments, primarily related to cost of products sold. These adjustments reduced previously reported operating income by $1.6 million and net income by $1.1 million ($0.01 per share on a diluted basis) for the three months ended March 31, 2013. See Note 18, “Immaterial Corrections,” for further details.

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Shareholders to Adjusted EBITDA for the three months ended March 31, 2014 and 2013 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2014	2013
Statement of operations data:
Net sales:
Lithium	$115.8	$118.5
Surface Treatment	203.7	184.5
Other	35.0	34.1
Total net sales	354.5	337.1

Gross profit	161.9	153.1
	45.7%	45.4%
Selling, general and administrative expenses	108.6	101.1
	30.6%	30.0%
Restructuring and other severance costs	4.1	6.3
Operating income (loss):
Lithium	25.8	31.7
	22.3%	26.8%
Surface Treatment	37.0	28.2
	18.2%	15.3%
Other	(13.6)	(14.2)
Total operating income	49.2	45.7
Other expenses, net:
Interest expense, net	(14.2)	(23.4)
Foreign exchange loss on financing activities, net	(0.6)	(15.1)
Other, net	0.1	0.1
Other expenses, net	(14.7)	(38.4)
Income before taxes	34.5	7.3
Income tax provision	12.8	0.8
Income from continuing operations	21.7	6.5
(Loss) income from discontinued operations, net of tax	(43.4)	9.3
Gain on sale of discontinued operations, net of tax	2.0	—
(Loss) income from continuing operations	(19.7)	15.8
Net (income) loss attributable to noncontrolling interest	(1.1)	2.0
Net (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(20.8)	$17.8
Adjusted EBITDA:
Lithium	$41.1	$46.9
	35.5%	39.6%
Surface Treatment	46.4	39.5
	22.8%	21.4%
Other	(6.7)	(9.0)
Total Adjusted EBITDA from continuing operations	$80.8	$77.4

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Overview

Net sales increased $17.4 million, or 5.2%, from the prior year primarily due to higher volumes of $14.9 million and higher selling prices of $3.0 million, particularly in our Surface Treatment segment. See further discussion by segment below.

Operating income increased $3.5 million, or 7.7%, from the prior year primarily due to the gross margin impact of higher sales volumes of $7.2 million, higher selling prices of $3.0 million, as well as lower restructuring and other severance costs of $2.2 million. This was partially offset by higher selling, general and administrative costs of $7.5 million, particularly in our Surface Treatment segment.

Adjusted EBITDA from continuing operations increased $3.4 million, or 4.4%, from the prior year primarily due to the reasons noted above, except for the change in restructuring and other severance costs which are excluded from Adjusted EBITDA.

Net income from continuing operations increased $15.2 million to $21.7 million in the three months ended March 31, 2014 compared with the same period in the prior year due to decreased foreign exchange losses on financing activities of $14.5 million, lower interest expense, net of $9.2 million, as well higher operating income of $3.5 million as noted above. This was partially offset by an increased tax provision of $12.0 million primarily from higher income before taxes.

Income from discontinued operations, net of tax, decreased $52.7 million to a loss of $43.4 million in the three months ended March 31, 2014 compared with the same period in the prior year primarily from the recording of an additional expected net loss of $73.4 million in connection with the sale of the TiO2 Pigments and Other Businesses and the elimination of net income of $30.6 million from the Advanced Ceramics segment and the Clay-based Additives businesses sold in the second half of 2013. This was partially offset by lower raw material costs of $27.3 million, particularly for slag and ilmenite, higher production levels resulting in higher fixed cost absorption of $12.5 million, and a charge, net of tax, of $12.1 million recorded in the first quarter of 2013 in connection with the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.

The gain on sale of discontinued operations, net of tax, of $2.0 million recorded in the three months ended March 31, 2014 relates to the sales of the Advanced Ceramics segment and the Clay-based Additives business in 2013.

Net income attributable to noncontrolling interest of $1.1 million was recorded in the three months ended March 31, 2014 compared to a net loss attributable to noncontrolling interest of $2.0 million in the three months ended March 31, 2013. The change from the prior year was primarily related to a loss recorded in the first quarter of 2013 in the Titanium Dioxide Pigments venture and the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013.

Net income attributable to Rockwood Holdings, Inc. shareholders decreased $38.6 million to a loss of $20.8 million in the three months ended March 31, 2014 compared with the same period in the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales decreased $2.7 million, or 2.3%, from the prior year primarily from lower selling prices of $2.4 million and lower volumes of $1.5 million. Lower sales of potash, mainly volumes, and lower volumes of organometallic products, mostly driven by butyllithium, were partially offset by higher volumes of lithium carbonate and hydroxide. The impact of currency changes of $1.2 million had a favorable impact on net sales.

Surface Treatment. Net sales increased $19.2 million, or 10.4%, from the prior year primarily from higher volumes of $15.6 million ($7.6 million from the impact of acquisitions, primarily the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013), particularly driven by higher automotive OEM and automotive applications, coil and cold forming, general industrial and aerospace applications, as well as higher selling prices of $6.4 million. The impact of currency changes of $2.8 million had an unfavorable impact on net sales.

Gross profit

Gross profit increased $8.8 million, or 5.7%, from the prior year due to the impact of higher sales volumes. Gross profit as a percentage of net sales were 45.7% and 45.4% for the three months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $7.5 million, or 7.4%, from the prior year primarily from increased SG&A costs in our Surface Treatment segment. SG&A expenses as a percentage of net sales were 30.6% and 30.0% for the three months ended March 31, 2014 and 2013, respectively.

Restructuring and other severance costs

See Note 14, “Restructuring And Other Severance Costs,” for further details.

Operating income

Lithium. Operating income decreased $5.9 million, or 18.6%, from the prior year primarily due to the gross margin impact of lower sales volumes of $3.6 million, primarily related to lower potash sales, and lower selling prices of $2.4 million.

Surface Treatment. Operating income increased $8.8 million, or 31.2%, from the prior year primarily due to the gross margin impact of higher sales volumes of $8.9 million, higher selling prices of $6.4 million and lower restructuring and other severance costs of $1.6 million. This was partially offset by higher selling, general and administrative expenses of $5.0 million, higher raw material costs of $1.9 million and higher manufacturing costs of $1.4 million.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $9.2 million, or 39.3%, compared to the same period in the prior year primarily due to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Foreign exchange loss on financing activities, net.  For the three months ended March 31, 2014, foreign exchange losses of $0.6 million were primarily reported in connection with non-operating Euro-denominated transactions. For the three months ended March 31, 2013, foreign exchange losses of $15.1 million were primarily reported in connection with intercompany Euro-denominated loans put in place to fund the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.

Income tax benefit/provision

We recorded an income tax provision of $12.8 million on income from continuing operations before taxes of $34.5 million in the three months ended March 31, 2014, resulting in an effective tax rate of 37.1%. The effective tax rate of 37.1% is higher than the U.S. statutory rate of 35% primarily due to a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature.

We recorded an income tax provision of $0.8 million on income from continuing operations before taxes of $7.3 million in the three months ended March 31, 2013, resulting in an effective tax rate of 11.0%. The effective tax rate of 11.0% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix.

Adjusted EBITDA

Lithium. Adjusted EBITDA decreased $5.8 million, or 12.4%, from the prior year primarily due to the gross margin impact of lower sales volumes of $3.6 million, primarily related to lower potash sales, and lower selling prices of $2.4 million.

Surface Treatment. Adjusted EBITDA increased $6.9 million, or 17.5%, from the prior year primarily due to the gross margin impact of higher sales volumes of $8.9 million and higher selling prices of $6.4 million. This was partially offset by higher selling, general and administrative expenses of $5.0 million, higher raw material costs of $1.9 million and higher manufacturing costs of $1.4 million.

Other. Adjusted loss before interest, taxes, depreciation and amortization decreased $2.3 million, or 25.6%, from the prior year, primarily due to cost reduction efforts, particularly personnel costs and professional fees, in connection with divestitures in 2013.

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

	Three months ended
	March 31,
($ in millions)	2014	2013
Net (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(20.8)	$17.8
Net income (loss) attributable to noncontrolling interest	1.1	(2.0)
Net (loss) income	(19.7)	15.8
Income tax provision	12.8	0.8
Loss (income) from discontinued operations, net of tax	43.4	(9.3)
Gain on sale of discontinued operations, net of tax	(2.0)	—
Income from continuing operations before taxes	34.5	7.3
Interest expense, net	14.2	23.4
Depreciation and amortization	25.2	22.4
Restructuring and other severance costs	4.1	6.3
Systems/organization establishment expenses	0.3	0.7
Acquisition and disposal costs	1.1	1.8
Foreign exchange loss on financing activities, net	0.6	15.1
Other	0.8	0.4
Total Adjusted EBITDA from continuing operations	$80.8	$77.4

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $20.5 million and $49.9 million for the three months ended March 31, 2014 and 2013, respectively. This decrease was primarily due to higher working capital usage primarily from lower accrued expenses, particularly related to compensation and restructuring, partially offset by lower inventory levels in our Lithium segment.

Investing Activities.  Net cash used in investing activities was $41.1 million and $68.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 was primarily due to additional proceeds received in the first quarter of 2014 related to the sale of the Advanced Ceramics segment in 2013, partially offset by increased capital expenditures from discontinued operations, particularly related to the new iron oxide plant in the Color Pigments and Services business in Augusta, Georgia, expected to be completed in 2015. Capital expenditures from continuing operations for the three months ended March 31, 2014 and 2013, primarily relate to the expansion of our production capacity for lithium compounds in Chile.

Financing Activities.  Net cash used in financing activities was $39.8 million and $766.0 million for the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014, we paid dividends to shareholders of $33.3 million and repurchased Rockwood common shares in the aggregate amount of $7.3 million. In the three months ended March 31, 2013, we repaid all of our outstanding borrowings under the Titanium Dioxide Pigments facility agreement in the aggregate amount of €394.5 million ($512.4 million). In addition, we acquired the remaining 39% interest in our former Titanium Dioxide Pigments venture from Kemira for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase), repurchased Rockwood common shares in the aggregate amount of $89.4 million and paid dividends to shareholders of $31.1 million.

Liquidity

Our primary recurring source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In 2014 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. In addition, we received cash proceeds of $2.0 billion in August 2013 from the sale of our Advanced Ceramics segment and cash proceeds of $626.6 million in October 2013 from the sale of our Clay-based Additives business. We also entered into a definitive agreement in September 2013 to sell our TiO2 Pigments and Other Businesses with a current purchase price of $1.275 billion, including the assumption of $225 million in pension obligations, and subject to other adjustments. This transaction is expected to close during the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. The transaction is currently in phase II review by the European Commission.

Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments, share repurchases and acquisitions. Our liquidity may be impacted by the Asset Sale Offer related to the indenture governing the 2020 Notes discussed below. We entered into a definitive agreement in November 2013 to acquire a 49% interest in Talison that is expected to close in the second quarter of 2014, subject to the receipt of regulatory approval. In March 2014, Rockwood and Tianqi amended and restated the original agreement. Under the original agreement, Rockwood would contribute $196 million in cash as equity and provide a loan to the joint venture of up to $670 million. The amended agreement removes the obligation of Rockwood to provide a loan of $670 million to the joint venture and instead obligates it to pay a purchase price of approximately $475.3 million in cash for a 49% interest in the joint venture. We will also grant Tianqi a three-year option to invest from 20% to 30% in the equity of Rockwood Lithium GmbH, our German subsidiary in our Lithium segment, which will be valued at 14x the last twelve months Adjusted EBITDA.

In August 2013, our board of directors increased our quarterly cash dividend to $0.45 per share. In November 2013, our Board of Directors authorized a new share repurchase program for shares of common stock up to $500 million to be completed over two years. We began to repurchase these shares in March 2014 and purchased an aggregate amount of $106.8 million through May 2, 2014, $7.3 million of which were purchased in the three months ended March 31, 2014. See Part II — Other Information — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for a summary of share repurchases in the first quarter of 2014. In addition, see Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock” in our 2013 Annual Report on Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, the United Kingdom and the United States. We have entered into long-term funding arrangements related to the Dynamit Nobel Pensionskasse multiemployer pension plan located in Germany and our defined benefit pension plans located in the United Kingdom. See Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans,” of our 2013 Annual Report on Form 10-K for further details for further details. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations.

For our continuing operations, our overall unfunded position in our defined benefit plans as of March 31, 2014 is $274.3 million and the funded status of our plans is 33%. However, 85% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $42.6 million and the funded status is 76%.

For our discontinued operations, our overall unfunded position in our defined benefit plans as of March 31, 2014 is $204.4 million and the funded status of our plans is 39%. However, 59% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $83.0 million and the funded status is 58%. As of March 31, 2014, we have an outstanding letter of credit of €33.0 million ($45.4 million) related to a Titanium Dioxide Pigments defined benefit pension obligation in Finland. In connection with the sale of the TiO2 Pigments and Other Businesses, the purchaser has agreed to assume $225 million in unfunded pension liabilities.

The funding of our pension plans was in compliance with local requirements as of March 31, 2014. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.

As of March 31, 2014, we had cash and cash equivalents of $1,460.6 million of which $1,425.4 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or United States dollars was $2.6 million. Based on our cash balances, domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the United States. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the United States, such repatriation may require accruals for certain federal taxes, but will not result in cash taxes to the extent of our U.S. net operating loss carryforwards. Among other things, we may use available cash to invest in our business, reduce our debt, pay dividends, repurchase shares or fund acquisitions.

As of March 31, 2014, we had actual total indebtedness of $1,294.7 million, consisting primarily of the 2020 Notes ($1,250.0 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2013 Annual Report on Form 10-K for a detailed discussion of these borrowings.

2020 Notes. As of March 31, 2014, the outstanding amount of the 2020 Notes was $1,250.0 million. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, subject to satisfying on a pro forma basis a fixed-charge coverage ratio for which the most recently ended four fiscal quarters is at least 2.00 to 1, subject to certain exceptions. For the four-fiscal-quarter period ended March 31, 2014, the fixed-charge coverage ratio equaled 7.95 to 1. In addition, the indenture prohibits us from making certain restricted payments subject to satisfying a fixed-charge coverage ratio, subject to certain exceptions. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2013 Annual Report on Form 10-K for further details. In April 2014, we announced that our wholly-owned subsidiary, RSGI, commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of its 2020 Notes, at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon, to but not including the date of purchase. The Asset Sale Offer is being made pursuant to the indenture governing the 2020 Notes as a result of the Company’s sale of its Advanced Ceramics segment and Clay-based Additives business. Those sales constituted “Asset Sales” under the indenture governing the 2020 Notes. The source of funds is cash on hand. The Asset Sale Offer will expire at midnight on May 14, 2014, unless extended by RSGI.

As of March 31, 2014, the weighted-average interest rate for the Company is 4.6%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA from continuing operations:

	Three months ended
	March 31,
($ in millions)	2014	2013
Net cash provided by operating activities from continuing operations	$28.3	$34.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	23.9	6.0
Current portion of income tax provision	8.8	5.2
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	13.5	22.1
Restructuring and other severance costs	4.1	6.3
Systems/organization establishment expenses	0.3	0.7
Acquisition and disposal costs	1.1	1.8
Other	0.8	0.4
Total Adjusted EBITDA from continuing operations	$80.8	$77.4

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to these contractual obligations as of March 31, 2014.

Capital Expenditures

Our capital expenditures for continuing operations include replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the three months ended March 31, 2014 and 2013, capital expenditures for continuing operations were $40.3 million and $39.2 million, respectively, and were primarily due to the expansion of our production capacity for lithium compounds in Chile.

Capital expenditures for discontinued operations were $42.5 million and $28.4 million for the three months ended March 31, 2014 and 2013, respectively.  The increase was primarily due to the new iron oxide plant in the Color Pigments and Services business in Augusta, Georgia, expected to be completed in 2015.

Capital expenditures for continuing operations for each of our reporting segments are provided in the following table:

	Three months ended
	March 31,
($ in millions)	2014	2013
Lithium	$34.8	$34.5
Surface Treatment	5.1	4.4
Other	0.4	0.3
Total	$40.3	$39.2

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2013, our capital expenditures for continuing operations for SHE matters totaled $6.0 million, excluding costs to maintain and repair pollution control equipment. For 2014, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such laws.

Recent Accounting Standards

See Item 1. Financial Statements (Unaudited) - Note 1, “Basis of Presentation and New Accounting Standards,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, we incur obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2014, we had approximately $20.4 million of letters of credit and other bank guarantees, of which $18.7 million will expire in 2014 through 2015, and had the ability to issue additional letters of credit up to $12.3 million. The remaining guarantees have no specified expiration date. Included in the $20.4 million of letters of credit and the other bank guarantees noted above is $6.2 million of letters of credit that guarantee existing environmental liabilities recorded on the balance sheet. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows, as we anticipate fulfilling our performance obligations.

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

In our 2013 Annual Report on Form 10-K, our significant accounting policies are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are primarily exposed to market risk from changes in foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to these market risks as of March 31, 2014.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Indemnities—We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2013 Annual Report on Form 10-K.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material effect on our financial condition, results of operations or cash flows. However, we cannot predict the outcome of any such actions or the potential for such future actions, and cannot predict whether the resolution of such actions could have a material effect on our financial condition, results of operations or cash flows in any quarterly or annual reporting period. See Note 16, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2013 Annual Report on Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in our 2013 Annual Report on Form 10-K. There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities for the three month period ended March 31, 2014:

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average Price	As Part of Publicly	of Shares That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
	Purchased (a)	Share	or Programs (a)	or Programs ($ in millions)
January 1, 2014 - January 31, 2014	—	$—	—	$500.0
February 1, 2014 - February 28, 2014	—	—	—	500.0
March 1, 2014 - March 31, 2014	96,854	74.63	96,854	492.7
	96,854		96,854

(a)               In November 2013, we announced that our board of directors authorized the repurchase of up to an aggregate amount of $500 million of Rockwood common stock over two years , and began repurchasing these shares in March 2014.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this quarterly report. There were no items to report for the period ended March 31, 2014.

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
Date: May 8, 2014

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 8, 2014

Exhibit Index

Exhibit No.	Description of Exhibit

2.1*	Amended and Restated Acquisition Agreement, dated as of March 31, 2014, with RT Lithium Ltd, Tianqi Group HK Co., Limited, Leader Investment Corporation and Windfield Holdings Pty Ltd.

10.1*	Shareholders Agreement, dated March 31, 2014, with Chengdu Tianqi Group Co., Ltd., RT Lithium Limited and Windfield Holdings Pty Ltd.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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