Form 10-Q
period 2014-06-30
Rockwood Holdings, Inc.
filed 2014-08-08
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 71,237,377 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$362.3	$347.9	$716.8	$685.0
Cost of products sold	199.3	190.4	391.9	374.4
Gross profit	163.0	157.5	324.9	310.6
Selling, general and administrative expenses	108.5	99.7	219.5	203.2
Equity in earnings of unconsolidated affiliates	(2.4)	(2.7)	(4.8)	(5.1)
Restructuring and other severance costs	1.5	2.3	5.6	8.6
Asset write-downs and other	1.7	4.7	1.7	4.7
Operating income	53.7	53.5	102.9	99.2
Other expenses, net:
Interest expense, net	(13.6)	(23.3)	(27.8)	(46.7)
Foreign exchange gain (loss) on financing activities, net	6.4	4.6	5.8	(10.5)
Other, net	(0.1)	(0.1)	—	—
Other expenses, net	(7.3)	(18.8)	(22.0)	(57.2)
Income from continuing operations before taxes	46.4	34.7	80.9	42.0
Income tax provision	12.3	9.0	25.1	9.8
Income from continuing operations	34.1	25.7	55.8	32.2
Income (loss) from discontinued operations, net of tax	14.3	6.5	(29.1)	15.8
Gain on sale of discontinued operations, net of tax	0.1	—	2.1	—
Net income	48.5	32.2	28.8	48.0
Net (income) loss attributable to noncontrolling interest - discontinued operations	(1.8)	(1.1)	(2.9)	0.9
Net income attributable to Rockwood Holdings, Inc. stockholders	$46.7	$31.1	$25.9	$48.9

Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$34.1	$25.7	$55.8	$32.2
Income (loss) from discontinued operations	12.6	5.4	(29.9)	16.7
Net income	$46.7	$31.1	$25.9	$48.9

Basic earnings per share attributable to Rockwood Holdings, Inc. stockholders:
Earnings from continuing operations	$0.47	$0.33	$0.76	$0.41
Earnings (loss) from discontinued operations	0.18	0.07	(0.41)	0.22
Basic earnings per share	$0.65	$0.40	$0.35	$0.63

Diluted earnings per share attributable to Rockwood Holdings, Inc. stockholders:
Earnings from continuing operations	$0.47	$0.33	$0.75	$0.41
Earnings (loss) from discontinued operations	0.17	0.06	(0.40)	0.21
Diluted earnings per share	$0.64	$0.39	$0.35	$0.62

Dividends declared per share of common stock	$0.45	$0.40	$0.90	$0.80

Weighted average number of basic shares outstanding	72,288	77,089	73,147	77,806
Weighted average number of diluted shares outstanding	73,252	78,746	74,153	79,461

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$48.5	$32.2	$28.8	$48.0
Other comprehensive (loss) income, net of tax:
Pension related adjustments	2.0	2.2	3.5	10.6
Foreign currency translation	(5.4)	0.9	(2.4)	(29.2)
Intercompany foreign currency loans	(2.4)	11.2	(1.3)	(10.8)
Foreign exchange contracts and other	—	0.1	—	—
Other comprehensive (loss) income	(5.8)	14.4	(0.2)	(29.4)
Comprehensive income	42.7	46.6	28.6	18.6
Comprehensive income attributable to noncontrolling interest	(1.8)	(1.1)	(2.9)	(0.4)
Comprehensive income attributable to Rockwood Holdings, Inc. stockholders	$40.9	$45.5	$25.7	$18.2

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$696.3	$1,522.8
Accounts receivable, net	245.1	228.1
Inventories	230.9	228.2
Deferred income taxes	49.0	45.4
Prepaid expenses and other current assets	54.2	90.1
Assets of discontinued operations	1,574.2	1,549.1
Total current assets	2,849.7	3,663.7
Property, plant and equipment, net	884.4	842.8
Goodwill	657.9	659.6
Other intangible assets, net	120.1	127.9
Deferred financing costs, net	16.6	17.9
Deferred income taxes	154.6	156.5
Investment in unconsolidated affiliates	544.8	34.2
Other assets	29.5	29.7
Total assets	$5,257.6	$5,532.3
LIABILITIES
Current liabilities:
Accounts payable	$87.1	$92.2
Income taxes payable	13.5	13.5
Accrued compensation	66.4	70.0
Accrued expenses and other current liabilities	81.0	89.0
Deferred income taxes	2.4	2.3
Long-term debt, current portion	10.3	10.3
Liabilities of discontinued operations	490.5	486.5
Total current liabilities	751.2	763.8
Long-term debt	1,282.0	1,285.1
Pension and related liabilities	266.3	268.9
Deferred income taxes	37.4	38.4
Other liabilities	95.9	102.7
Total liabilities	2,432.8	2,458.9
Commitments and Contingencies - See Note 17
Restricted stock units	19.5	24.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 80,538 shares issued and 71,244 shares outstanding at June 30, 2014; 400,000 shares authorized, 80,219 shares issued and 73,892 shares outstanding at December 31, 2013)	0.8	0.8
Paid-in capital	1,279.0	1,269.8
Accumulated other comprehensive loss	103.5	103.7
Retained earnings	1,882.7	1,923.1
Treasury stock, at cost (9,294 shares and 6,327 shares, respectively)	(615.5)	(401.3)
Total Rockwood Holdings, Inc. stockholders’ equity	2,650.5	2,896.1
Noncontrolling interest	154.8	153.1
Total equity	2,805.3	3,049.2
Total liabilities and equity	$5,257.6	$5,532.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28.8	$48.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	29.1	(15.8)
Gain on sale of discontinued operations, net of tax	(2.1)	—
Depreciation and amortization	51.1	45.2
Deferred financing costs amortization	1.3	2.6
Equity in earnings of unconsolidated affiliates	(4.8)	(5.1)
Foreign exchange (gain) loss on financing activities, net	(5.8)	10.5
Stock-based compensation	5.6	6.6
Deferred income taxes	5.1	(25.3)
Asset write-downs and other	4.7	4.7
Excess tax benefits from stock-based payment arrangements	(4.8)	(2.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(16.4)	(39.3)
Inventories	(2.4)	(16.8)
Prepaid expenses and other assets	(0.8)	(10.2)
Accounts payable	(1.9)	3.6
Income taxes payable	(4.0)	7.4
Accrued expenses and other liabilities	(20.3)	5.2
Net cash provided by operating activities of continuing operations	62.4	18.9
Net cash provided by operating activities of discontinued operations	36.7	116.8
Net cash provided by operating activities	99.1	135.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88.6)	(82.9)
Acquisition of 49% equity interest in Talison	(516.7)	—
Other acquisitions	(2.5)	(3.6)
Proceeds on sale of assets	1.9	0.3
Net cash used in investing activities of continuing operations	(605.9)	(86.2)
Net cash used in investing activities of discontinued operations	(41.4)	(70.2)
Net cash used in investing activities	(647.3)	(156.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	2.0	5.2
Excess tax benefits from stock-based payment arrangements	4.8	2.4
Payments of long-term debt	(3.1)	(14.6)
Proceeds from long term debt	0.1	0.6
Purchase of noncontrolling interest	—	(130.3)
Dividend distributions to shareholders	(65.5)	(61.9)
Share repurchases	(214.2)	(216.4)
Net cash used in financing activities of continuing operations	(275.9)	(415.0)
Net cash used in financing activities of discontinued operations	(4.2)	(510.6)
Net cash used in financing activities	(280.1)	(925.6)
Effect of exchange rate changes on cash and cash equivalents	4.0	(5.6)
Net decrease in cash and cash equivalents	(824.3)	(951.9)
Less net increase in cash and cash equivalents from discontinued operations	2.2	0.7
Decrease in cash and cash equivalents from continuing operations	(826.5)	(952.6)
Cash and cash equivalents, beginning of period	1,522.8	1,266.1
Cash and cash equivalents, end of period	$696.3	$313.5

Supplemental disclosures of cash flow information:
Interest paid	$29.7	$48.2
Income taxes paid, net of refunds	23.8	27.7
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	15.3	6.3

 See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
				Accumulated
				Other
		Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	(Loss) Income	Earnings	Stock	Interest
Balance, January 1, 2014	$3,049.2	$0.8	$1,269.8	$103.7	$1,923.1	$(401.3)	$153.1
Issuance of common stock	2.0	—	2.0	—	—	—	—
Deferred compensation	6.4	—	6.4	—	—	—	—
Share repurchases	(214.2)	—	—	—	—	(214.2)	—
Dividend paid to shareholders ($0.90 per share)	(65.5)	—	0.8	—	(66.3)	—	—
Distributions to noncontrolling shareholders	(1.2)	—	—	—	—	—	(1.2)
Other comprehensive loss, net of tax	(0.2)	—	—	(0.2)	—	—	—
Net income	28.8	—	—	—	25.9	—	2.9
Balance, June 30, 2014	$2,805.3	$0.8	$1,279.0	$103.5	$1,882.7	$(615.5)	$154.8

Balance, January 1, 2013	$1,875.7	$0.8	$1,243.1	$(12.6)	$392.7	$(1.4)	$253.1
Issuance of common stock	5.2	—	5.2	—	—	—	—
Deferred compensation	1.1	—	1.1	—	—	—	—
Share repurchases	(216.4)	—	—	—	—	(216.4)	—
Dividend paid to shareholders ($0.80 per share)	(61.9)	—	1.2	—	(63.1)	—	—
Distributions to noncontrolling shareholders	(2.1)	—	—	—	—	—	(2.1)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive (loss) income, net of tax	(29.4)	—	—	(30.7)	—	—	1.3
Net income (loss)	48.0	—	—	—	48.9	—	(0.9)
Balance, June 30, 2013	$1,489.9	$0.8	$1,243.7	$(70.9)	$378.5	$(217.8)	$155.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2014 and December 31, 2013, and the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and cash flows and changes in stockholders’ equity for the six months ended June 30, 2014 and 2013. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

In May 2014, the Company completed the purchase of a 49% equity interest in Windfield Holdings Pty Ltd (“Windfield”), which is the parent of Talison Lithium Pty. Ltd (“Talison”), thereby creating a joint venture with Sichuan Tianqi Lithium Industries Inc. (“Tianqi”) giving the Company an indirect ownership interest in Talison. See Note 2, “Investment in Unconsolidated Affiliates,” for further details. The Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2013 was reclassified to conform to current-year presentation for the presentation of equity in earnings of unconsolidated affiliates and the Company’s condensed consolidated balance sheet as of December 31, 2013 was reclassified to conform to current-year presentation for the presentation of investment in unconsolidated affiliates.

In July 2014, the Company entered into a definitive agreement with Albemarle Corporation, a Virginia corporation (“Albemarle”) and Albemarle Holdings Corporation, a Delaware corporation and wholly-owned subsidiary of Albemarle (“Merger Sub”). See Note 20, “Subsequent Events,” for further details.

In the second quarter of 2014, the Company reorganized its Metal Sulfides business and began reporting it within its Surface Treatment segment. The Metal Sulfides business was previously reported in the “Other” category. As a result, the Company’s condensed consolidated financial statements have been reclassified to reflect this segment change for all periods presented. See Note 4, “Segment Information,” for further details.

During 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (“TiO2 Pigments and Other Businesses”). As of June 30, 2014, all of these transactions met the criteria for being reported as discontinued operations. As a result, the Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented. See Note 3, “Discontinued Operations,” for further details of these transactions.

Noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the former Titanium Dioxide Pigments venture and the Timber Treatment joint venture) that are consolidated but less than 100% owned. On February 15, 2013, the Company acquired Kemira Oyj’s (“Kemira”) 39% interest in its former Titanium Dioxide Pigments venture for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase).

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the June 30, 2014 exchange rate of €1.00 = $1.3692. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, the average rate of exchange of the Euro to the U.S. dollar is $1.3715 and $1.3061, respectively, and $1.3711 and $1.3131, respectively.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of June 30, 2014, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future equaled €367.0 million ($502.5 million). In addition, gains or losses on Euro-denominated debt that is designated as a net investment hedge of the Company’s Euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

Recently Issued Accounting Standards:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. Examples of these include disposals of a major geographic area, a major line of business or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations, as well as requiring disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This ASU is effective for the Company in its first quarter beginning January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as an ASU by the FASB and as International Financial Reporting Standards 15 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for the Company in its first quarter beginning January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued an ASU that clarified that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target is met. This ASU is effective for the Company in its first quarter beginning January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.  INVESTMENT IN UNCONSOLIDATED AFFILIATES:

In May 2014, the Company completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi, giving the Company an indirect ownership interest in Talison with cash on hand for an aggregate amount of $512.1 million, which includes the original purchase price of $475.3 million plus an adjustment for estimated net cash and certain other customary adjustments. The Company’s ownership in the joint venture is accounted for under the equity method of accounting.

As part of the transaction, Rockwood Specialties Group GmbH, a wholly-owned subsidiary of Rockwood, granted Tianqi an option to purchase from 20% to 30% of the equity interests in Rockwood Lithium GmbH, which is a wholly-owned subsidiary of Rockwood Specialties Group GmbH. Rockwood Lithium GmbH controls the European and Asian arms of Rockwood’s global lithium business. The option is exercisable by Tianqi at any time through December 31, 2016 at an exercise price equal to the trailing 12-month EBITDA of Rockwood Lithium GmbH multiplied by 14, minus the debt of Rockwood Lithium GmbH, calculated based on the (indirect) portion of Rockwood Lithium GmbH that is subject to Tianqi’s purchase, subject to adjustments based on the financial condition of Rockwood Lithium GmbH at the time of exercise.

Talison, a leading global producer of lithium for over 25 years, mines and processes lithium-bearing mineral spodumene at its operations located at Greenbushes, Western Australia (the “Greenbushes Lithium Operations”). The Greenbushes Lithium Operations is estimated to be the world’s largest known reserves of lithium spodumene minerals. Talison has a leading position in the lithium concentrates market and produces two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, which is used to produce lithium chemicals which form the basis for manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles.

3.  DISCONTINUED OPERATIONS:

In August 2013, the Company completed the sale of its Advanced Ceramics segment for cash proceeds of $2.0 billion and a gain on sale of $1,166.4 million. In October 2013, the Company completed the sale of its Clay-based Additives business, which was part of the Performance Additives segment, for cash proceeds of $626.6 million and a gain on sale of $506.1 million. In September 2013, the Company entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses with a current purchase price of $1.275 billion, including the assumption of $225 million in pension obligations, and subject to other adjustments. This transaction is expected to close during the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. The transaction is currently in phase II review by the European Commission. As of June 30, 2014, all of these transactions met the criteria for being reported as discontinued operations. The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented.

In 2013, the Company recorded a charge of $98.0 million related to an expected loss on sale of the TiO2 Pigments and Other Businesses. In the first quarter of 2014, the Company recorded an additional charge of $73.4 million related to the expected loss on the sale, in part as a result of a $50 million contribution in the form of a purchase price reduction to assist the purchaser in proposing a remedy to the European Commission competition authorities. In the second quarter of 2014, the Company recorded an additional charge of $27.9 million related to the expected loss on the sale. The expected loss on sale represents the difference between the carrying value of these businesses and the expected proceeds. This carrying value includes the assumed recognition of actuarial (pension-related) losses and unrealized foreign exchange losses currently recorded in accumulated other comprehensive income within stockholders’ equity, which must be recognized upon completion of the sale. The fair value of the assets to be sold is categorized as Level 3 in the fair value hierarchy, as the fair value was determined based on expected sale proceeds (see Note 6, “Financial Instruments and Fair Value Measurements,” for a description of the fair value levels).

Results of the discontinued operations of the Advanced Ceramics segment, the Clay-based Additives business and the TiO2 Pigments and Other Businesses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
Three months ended June 30, 2014
Net sales	$—	$—	$428.8	$428.8
Income before taxes	—	—	23.5	23.5

Three months ended June 30, 2013
Net sales	$150.0	$51.3	$423.1	$624.4
Income (loss) before taxes	25.2	12.7	(29.6)	8.3

Six months ended June 30, 2014
Net sales	$—	$—	$829.3	$829.3
Loss before taxes	—	—	(10.2)	(10.2)

Six months ended June 30, 2013
Net sales	$292.9	$99.3	$829.7	$1,221.9
Income (loss) before taxes	54.3	25.4	(55.4)	24.3

The carrying values of the assets and liabilities of the TiO2 Pigments and Other Businesses included as discontinued operations in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 are as follows:

	TiO2 Pigments and Other
	June 30,	December 31,
($ in millions)	2014	2013
ASSETS
Accounts receivable, net	$246.2	$200.3
Inventories	429.1	401.9
Property, plant and equipment, net	823.3	749.2
Other intangible assets, net	1.4	64.3
Other assets	74.2	133.4
Total assets	$1,574.2	$1,549.1
LIABILITIES
Accounts payable and other current liabilities	$253.3	$249.9
Pension and related liabilities	206.9	205.0
Other liabilities	30.3	31.6
Total liabilities	$490.5	$486.5

The Company has a non-interest bearing note receivable from its former titanium dioxide pigments venture partner in the amount of $29.4 million that is due in August 2028, with a carrying value of $7.7 million and $7.4 million in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable was approximately $13.9 million and $13.6 million at June 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on an internally developed valuation that uses current interest rates to develop the present value of the receivable.

Included in other liabilities are reclamation obligations of $7.9 million and $8.1 million as of June 30, 2014 and December 31, 2013, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments business.

During the three months ended June 30, 2014, an out-of-period adjustment of $7.9 million was recorded to income from discontinued operations and deferred tax assets to recognize a tax benefit in relation to TiO2 Pigments and Other Businesses, and represented the correction of an immaterial error in the year ended December 31, 2013.

4.  SEGMENT INFORMATION:

The Company is a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals used for industrial and commercial purposes. As discussed in Note 3, “Discontinued Operations,” in 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses. As a result, the Company operates in two reportable segments, Lithium and Surface Treatment, based on the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer.

Items that cannot be readily attributed to individual segments have been classified as “Other.” Other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The Other classification also includes the results of operations of the wafer reclaim businesses.

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2014	2013	2014	2013
Net Sales:
Lithium	$116.7	$125.7	$232.5	$244.2
Surface Treatment	242.3	218.6	477.9	433.8
Other	3.3	3.6	6.4	7.0
Total	$362.3	$347.9	$716.8	$685.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2014	2013	2014	2013
Adjusted EBITDA:
Lithium	$44.8	$49.0	$85.9	$95.9
Surface Treatment	56.3	48.5	109.7	94.1
Other	(12.4)	(11.4)	(26.1)	(26.5)
Total	$88.7	$86.1	$169.5	$163.5

The following table presents the identifiable assets for each of the reportable segments:

	Identifiable Assets as of
	June 30,	December 31,
($ in millions)	2014	2013
Lithium	$1,871.9	$1,373.4
Surface Treatment	1,205.3	1,152.9
Other (a)	1,026.7	1,872.9
Eliminations (b)	(420.5)	(416.0)
Total (c)	$3,683.4	$3,983.2

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

(c)                Amounts do not include $1,574.2 million and $1,549.1 million of identifiable assets at June 30, 2014 and December 31, 2013, respectively, from discontinued operations. Total identifiable assets including these amounts were $5,257.6 million and $5,532.3 million as of June 30, 2014 and December 31, 2013, respectively.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2013 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully below:

		Surface
($ in millions)	Lithium	Treatment	Other	Consolidated
Three months ended June 30, 2014
Income (loss) from continuing operations before taxes	$30.4	$40.2	$(24.2)	$46.4
Interest (income) expense, net	(0.3)	3.0	10.9	13.6
Depreciation and amortization	12.1	8.8	5.0	25.9
Restructuring and other severance costs (a)	0.1	1.4	—	1.5
Equity investment adjustments (b)	3.0	1.3	—	4.3
Systems/organization establishment expenses (c)	0.9	0.2	—	1.1
Acquisition and disposal costs (d)	—	0.4	0.1	0.5
Asset write-downs and other (e)	1.6	(0.1)	0.2	1.7
Foreign exchange (gain) loss on financing activities, net (f)	(3.0)	1.0	(4.4)	(6.4)
Other	—	0.1	—	0.1
Total Adjusted EBITDA from continuing operations	$44.8	$56.3	$(12.4)	$88.7
Three months ended June 30, 2013
Income (loss) from continuing operations before taxes	$29.2	$34.3	$(28.8)	$34.7
Interest expense, net	0.7	2.9	19.7	23.3
Depreciation and amortization	11.8	8.6	2.4	22.8
Restructuring and other severance costs (a)	0.5	1.2	0.6	2.3
Systems/organization establishment expenses (c)	0.4	0.1	—	0.5
Acquisition and disposal costs (d)	—	0.8	0.9	1.7
Asset write-downs and other (e)	4.7	—	—	4.7
Foreign exchange loss (gain) on financing activities, net (f)	1.7	0.6	(6.9)	(4.6)
Other	—	—	0.7	0.7
Total Adjusted EBITDA from continuing operations	$49.0	$48.5	$(11.4)	$86.1
Six months ended June 30, 2014
Income (loss) from continuing operations before taxes	$58.5	$80.3	$(57.9)	$80.9
Interest (income) expense, net	(0.5)	6.1	22.2	27.8
Depreciation and amortization	23.6	17.5	10.0	51.1
Restructuring and other severance costs (a)	3.6	2.0	—	5.6
Equity investment adjustments (b)	3.1	2.1	—	5.2
Systems/organization establishment expenses (c)	1.1	0.3	—	1.4
Acquisition and disposal costs (d)	—	0.7	0.9	1.6
Asset write-downs and other (e)	1.6	(0.1)	0.2	1.7
Foreign exchange (gain) loss on financing activities, net (f)	(5.1)	0.8	(1.5)	(5.8)
Total Adjusted EBITDA from continuing operations	$85.9	$109.7	$(26.1)	$169.5
Six months ended June 30, 2013
Income (loss) from continuing operations before taxes	$59.6	$66.5	$(84.1)	$42.0
Interest expense, net	1.4	6.1	39.2	46.7
Depreciation and amortization	22.9	17.4	4.9	45.2
Restructuring and other severance costs (a)	4.4	3.4	0.8	8.6
Systems/organization establishment expenses (c)	0.5	0.7	—	1.2
Acquisition and disposal costs (d)	0.1	0.8	2.6	3.5
Asset write-downs and other (e)	4.7	—	—	4.7
Foreign exchange loss (gain) on financing activities, net (f)	2.3	(1.3)	9.5	10.5
Other	—	0.5	0.6	1.1
Total Adjusted EBITDA from continuing operations	$95.9	$94.1	$(26.5)	$163.5

(a)               See Note 15, “Restructuring and Other Severance Costs,” for further details.

(b)               The following table represents adjustments to the EBITDA of unconsolidated affiliates included in the calculation of Adjusted EBITDA, consistent with the adjustments made on a consolidated basis:

		Surface
($ in millions)	Lithium	Treatment	Consolidated
Three months ended June 30, 2014
Interest income, net	$(0.1)	$(0.2)	$(0.3)
Depreciation and amortization	0.4	0.2	0.6
Income tax provision	—	1.1	1.1
Acquisition method inventory charges (g)	2.7	—	2.7
Other	—	0.2	0.2
Total adjustments	$3.0	$1.3	$4.3
Six months ended June 30, 2014
Interest income, net	$(0.1)	$(0.2)	$(0.3)
Depreciation and amortization	0.4	0.3	0.7
Income tax provision	0.1	1.8	1.9
Acquisition method inventory charges (g)	2.7	—	2.7
Other	—	0.2	0.2
Total adjustments	$3.1	$2.1	$5.2

(c)                Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(d)               Primarily represents professional fees incurred in connection with exploring strategic options.

(e)                For the three and six months ended June 30, 2014, the charge primarily relates to the impairment of a brine pond in Chile in the Lithium segment related to damage from unfavorable weather conditions. For the three and six months ended June 30, 2013, the charge primarily represents the write-off of assets related to the termination of a geothermal energy project at the Silver Peak, Nevada lithium facility.

(f)                 For the three and six months ended June 30, 2014, foreign exchange gains were primarily related to the impact of a weaker Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity, as well as non-operating Euro-denominated transactions. For the three months ended June 30, 2013, foreign exchange gains were primarily reported in connection with non-operating Euro-denominated transactions. For the six months ended June 30, 2013, foreign exchange losses were primarily reported in connection with intercompany Euro-denominated loans put in place to fund the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.

(g)                All inventories acquired in an acquisition must be revalued to “fair value,” resulting in a reduction in earnings as the inventory is sold in the ordinary course of business. This adjustment recognizes the effect based on the inventory values from the Company’s acquisition of a 49% interest in the joint venture related to Talison in May 2014.

5.  VARIABLE INTEREST ENTITIES:

As discussed in Note 3, “Discontinued Operations,” the Company entered into a definitive agreement in September 2013 to sell its TiO2 Pigments and Other Businesses, which include Titanium Dioxide Pigments and the Timber Treatment Chemicals business. This transaction is expected to close during the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. Our discontinued operations include the following variable interest entities:

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

Viance LLC

The Company has a variable interest entity in its Viance LLC (“Viance”) venture, which is part of the Timber Treatment Chemicals business, that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, Chemical Specialties, Inc. (“CSI”) has the power to direct the activities of Viance that most significantly impact Viance’s performance, as Viance does not own manufacturing facilities. As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

As of June 30, 2014 and December 31, 2013, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	June 30,	December 31,
($ in millions)	2014	2013
Total assets (a)	$67.0	$65.3

Total liabilities	$3.7	$3.6

(a)            The majority of these assets are other intangible assets.

Continuing Operations

As of June 30, 2014 and December 31, 2013, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, were $22.8 million and $32.3 million, respectively.

In May 2014, the Company completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby  creating a joint venture with Tianqi, in which the Company’s indirect ownership in Talison is accounted for under the equity method of accounting. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that Talison is a VIE. However, the Company has also concluded that it should not consolidate this VIE as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting the venture’s performance due to the governance structure which gives the Company protective rights only. As of June 30, 2014, the Company’s investment in Talison is $520.3 million.

These investments are classified as “Investments in unconsolidated affiliates” in the condensed consolidated balance sheets and represent Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

See Item 8. Financial Statements and Supplementary Data - Note 4, “Variable Interest Entities,” in the Company’s 2013 Annual Report for further details.

6.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

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

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of June 30, 2014 and December 31, 2013, the assets and liabilities measured at fair value on a recurring basis are cash equivalents and government securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2013 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —                Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
($ in millions)	Total	Level 1	Total	Level 1
Assets
Cash equivalents	$482.3	$482.3	$1,370.5	$1,370.5
Government securities	0.1	0.1	0.1	0.1
Total assets at fair value	$482.4	$482.4	$1,370.6	$1,370.6

Debt

As of June 30, 2014 and December 31, 2013, the Company’s estimated fair value of its unsecured Senior Notes due in 2020 (“2020 Notes”) was $1,304.0 million and $1,273.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,249.3 million and $1,250.0 million at June 30, 2014 and December 31, 2013, respectively. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

7.  INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2014	2013
Raw materials	$64.0	$64.7
Work-in-process	59.7	53.4
Finished goods	107.2	110.1
Total	$230.9	$228.2

8.  GOODWILL:

Goodwill balances and activity by segment are as follows:

		Surface
($ in millions)	Lithium	Treatment	Total
Balance, December 31, 2013	$275.1	$384.5	$659.6
Foreign exchange	(1.0)	(0.7)	(1.7)
Balance, June 30, 2014	$274.1	$383.8	$657.9

9.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of June 30, 2014			As of December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$113.1	$(85.9)	$27.2	$111.7	$(81.1)	$30.6
Trade names and trademarks	47.9	(24.4)	23.5	47.9	(23.6)	24.3
Customer relationships	147.9	(89.3)	58.6	146.1	(83.8)	62.3
Other	38.5	(27.7)	10.8	37.3	(26.6)	10.7
Total	$347.4	$(227.3)	$120.1	$343.0	$(215.1)	$127.9

Amortization of other intangible assets was $6.7 million and $6.5 million in the three months ended June 30, 2014 and 2013, respectively, and $13.4 million and $12.9 million in the six months ended June 30, 2014 and 2013, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2014	$24.7
2015	21.4
2016	19.4
2017	17.7
2018	10.4

10.  LONG-TERM DEBT:

Long-term debt is summarized as follows:

	June 30,	December 31,
($ in millions)	2014	2013
2020 Unsecured senior notes	$1,249.3	$1,250.0
Capitalized lease obligations	29.9	31.5
Other loans	13.1	13.9
	1,292.3	1,295.4
Less current maturities	(10.3)	(10.3)
	$1,282.0	$1,285.1

In April 2014, the Company announced that its wholly-owned subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of its $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”), at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon, to but not including the date of purchase. The Asset Sale Offer is being made pursuant to the indenture governing the 2020 Notes as a result of the Company’s sale of the Advanced Ceramics segment and Clay-based Additives business. Those sales constituted “Asset Sales” under the indenture governing the 2020 Notes. Prior to the expiration of the Asset Sale Offer on May 14, 2014, the principal amount of the Notes tendered and accepted was $0.7 million.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2013 Annual Report on Form 10-K.

11.  INCOME TAXES:

The effective tax rate on income from continuing operations was 26.5% and 31.0% for the three and six months ended June 30, 2014, respectively. The income tax rate is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix and the reversal of tax reserves due to a lapse in statute of limitations, partially offset by a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature.

The effective tax rate on income from continuing operations was 25.9% and 23.3% for the three and six months ended June 30, 2013, respectively. The income tax rate is lower than the U.S. statutory rate of 35% primarily due to a beneficial earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance attributable to deferred tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2013	$18.5
U.S. valuation allowance - State	(0.7)
Foreign valuation allowance	0.6
Balance as of June 30, 2014	$18.4

Unrecognized tax benefits at June 30, 2014 were $28.7 million, all of which, if recognized, would impact the effective tax rate. The Company had accrued $5.3 million for interest and penalties as of June 30, 2014. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $1.3 million.

12.  STOCK-BASED COMPENSATION:

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

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2014 and December 31, 2013 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets. As discussed in Note 20, “Subsequent Events,” the Company, Albemarle and the Merger Sub entered into an Agreement and Plan of Merger on July 15, 2014. As a result, on the closing date of the transaction, approximately 550,000 restricted stock units (such amount may be increased up to 150% depending upon performance) shall immediately become converted into the right to receive a cash payment on the original vesting date. Such payment may be accelerated if employment is terminated by the Company prior to such date.

The aggregate compensation cost for restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans was $2.9 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively, and $5.6 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively. The total tax benefit recognized related to stock awards was $1.6 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2013 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

13.   PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2014	2013	2014	2013
Service cost	$1.0	$0.9	$2.0	$1.9
Interest cost	4.0	3.6	7.9	7.2
Expected return on assets	(2.2)	(2.1)	(4.4)	(4.2)
Amortization of actuarial losses	1.1	1.5	2.2	3.0
Amortization of prior service cost	0.1	0.1	0.3	0.3
Total pension cost	$4.0	$4.0	$8.0	$8.2

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $17.7 million during 2014, of which $8.8 million was contributed in the six months ended June 30, 2014.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $1.7 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $3.7 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. The expense for the multi-employer plans was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

14.   EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share amounts; shares in thousands)	2014	2013	2014	2013
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$34.1	$25.7	$55.8	$32.2
Income (loss) from discontinued operations	12.6	5.4	(29.9)	16.7
Net income	$46.7	$31.1	$25.9	$48.9

EPS Denominator:
Basic weighted average number of common shares outstanding	72,288	77,089	73,147	77,806
Effect of dilutive stock options and other incentives	964	1,657	1,006	1,655
Diluted weighted average number of common shares outstanding and common stock equivalents	73,252	78,746	74,153	79,461

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.47	$0.33	$0.76	$0.41
Earnings (loss) from discontinued operations	0.18	0.07	(0.41)	0.22
Basic earnings per share	$0.65	$0.40	$0.35	$0.63

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.47	$0.33	$0.75	$0.41
Earnings (loss) from discontinued operations	0.17	0.06	(0.40)	0.21
Diluted earnings per share	$0.64	$0.39	$0.35	$0.62

For the three and six months ended June 30, 2014 and 2013, there were no outstanding shares that would have had an anti-dilutive effect.

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

The following table provides the restructuring and other severance costs for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2014	2013	2014	2013
Severance/Relocation	$0.5	$1.2	$1.0	$2.0
Facility/entity closure and other	1.0	0.6	1.6	4.9
Asset write-downs	—	—	3.0	—
Restructuring charge	1.5	1.8	5.6	6.9
Other severance costs	—	0.5	—	1.7
Total	$1.5	$2.3	$5.6	$8.6

For the three months ended June 30, 2014, the restructuring charges were primarily incurred in the Surface Treatment segment due to closure and severance costs. For the six months ended June 30, 2014, the restructuring charges primarily relate to asset write-downs, as well as severance and closure costs, in connection with the closure of a lithium manufacturing facility in India, as well as closure and severance costs in the Surface Treatment segment. For the three and six months ended June 30, 2013, the restructuring charges primarily relate to organizational changes in the Surface Treatment segment and the closure of a lithium manufacturing facility in the U.S.

All restructuring actions still in progress as of June 30, 2014 are expected to be substantially complete within the next twelve months. However, payouts of certain liabilities resulting from these actions will take place over several years. There are no significant future costs related to open restructuring plans remaining. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2013	$2.4	$4.8	$7.2
Restructuring charge in 2014	1.0	4.6	5.6
Utilized	(1.0)	(2.5)	(3.5)
Foreign exchange and other	—	(3.0)	(3.0)
Liability balance, June 30, 2014	$2.4	$3.9	$6.3

16.   ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension related	Foreign	Intercompany	Net	Total
	adjustments,	currency	foreign currency	investment hedge,	accumulated other
($ in millions)	net of tax	translation	loans	net of tax	comprehensive income
Balance at December 31, 2013	$(123.2)	$269.1	$147.7	$(189.9)	$103.7
Other comprehensive income before reclassifications	—	(2.4)	(1.3)	—	(3.7)
Amounts reclassified from accumulated other comprehensive income to net income	3.5	—	—	—	3.5
Balance at June 30, 2014	$(119.7)	$266.7	$146.4	$(189.9)	$103.5

The amounts reclassified from accumulated other comprehensive income (loss) into net income are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other	Three months ended June 30,		Six months ended June 30,
Comprehensive Income Components	2014	2013	2014	2013
Pension related adjustments:
Actuarial losses (a)	$(2.1)	$(4.1)	$(4.3)	$(8.3)
Prior service costs (a)	(0.2)	(0.2)	(0.4)	(0.4)
	(2.3)	(4.3)	(4.7)	(8.7)
Income tax provision	0.6	1.2	1.2	2.4
Total reclassifications for the period	$(1.7)	$(3.1)	$(3.5)	$(6.3)

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

17.   COMMITMENTS AND CONTINGENCIES:

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

Shareholder Litigation

On July 22, 2014 and August 1, 2014, purported class actions were filed in the Superior Court of New Jersey Chancery Division, in Mercer County and in the Court of Chancery of the State of Delaware, respectively, relating to Rockwood’s pending merger with a subsidiary of Albemarle Corporation (“Albemarle”). The lawsuits, Thwaites v. Rockwood Holdings Inc. and Rudman Partners, L.P. v. Rockwood Holdings Inc., respectively, name Rockwood, its directors and Albemarle as defendants. The Rudman Partners case also names the merger subsidiary as a defendant. The lawsuits, which contain substantially similar allegations, include allegations that the directors of Rockwood breached their fiduciary duties in connection with the merger by failing to ensure that Rockwood’s shareholders will receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of Rockwood’s shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits seek a variety of equitable and injunctive relief, including enjoining Rockwood’s directors from proceeding with the proposed merger unless and until they have acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the merger to the extent implemented, and, in the Rudman Partners case, any damages arising from the defendant’s alleged breaches, and attorneys’ fees and costs. Rockwood intends to vigorously defend the lawsuits. Rockwood is unable to estimate the loss, or possible range of loss, for these matters.

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass. This business was sold in 2003. This subsidiary has been named as a defendant, or third-party defendant, in several lawsuits, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. The six remaining lawsuits are pending in the Netherlands (High Court of Hertogenbosch). The court of the first instance in those litigations concluded in March 2012 that the Company’s subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed the decisions. The subsidiary may be required to compensate the eventual damage claims still to be asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €0.7 million ($1.0 million) to €4.0 million ($5.5 million) as of June 30, 2014. The Company does not believe that the resolution of these matters will have a material effect on its consolidated financial condition, results of operations or cash flows.

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the German Fiscal Court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of June 30, 2014 is from €0.0 million to €5.7 million ($7.8 million). The Company does not expect this matter to have a material impact on its consolidated financial condition, results of operations or cash flows.

La Negra Construction Project

In August 2013, a subsidiary of the Company’s Lithium segment sought to terminate a construction agreement to which it is a party for a breach of the construction agreement by the other party/contractor in connection with the expansion project in La Negra, Chile. As a result of the eventual termination, the contractor tendered an arbitration claim under the construction agreement in March 2014. The Company’s subsidiary issued a counterclaim in April 2014 seeking damages resulting from such contractor’s breach. The parties are currently participating in a binding arbitration process with a third party arbitrator in Chile under the Santiago Chamber of Commerce rules as required under the construction agreement. The Company estimates that the possible range of loss from these claims as of June 30, 2014 is from $0.0 million to $4.7 million. The Company does not expect this matter to have a material impact on its consolidated financial condition, results of operations or cash flows.

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

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $1.9 million and in the aggregate equal $2.8 million as of June 30, 2014. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of June 30, 2014, the Company has recorded a reserve of €4.9 million ($6.7 million) against its related receivable of €5.4 million ($7.4 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at June 30, 2014:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X		X
Chile	La Negra			X	X
	Salar de Atacama				X
China	Shenzhen			X
France	Sens	X
Germany	Duisburg				X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Stadeln	X	X
	Troisdorf	X	X	X
The Netherlands	Oss	X
South Africa	Boksburg	X
Sweden	Balsta			X
United Kingdom	Birtley			X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Kings Mountain, NC				X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

On a consolidated basis, the Company has accrued $42.2 million and $42.0 million for environmental liabilities as of June 30, 2014 and December 31, 2013, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets. Included in the environmental liabilities are reclamation obligations of $15.6 million and $15.3 million as of June 30, 2014 and December 31, 2013, respectively. These obligations primarily relate to post-closure reclamation in the surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($26.6 million and $26.7 million as of June 30, 2014 and December 31, 2013, respectively) represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of June 30, 2014 is from $26.6 million to $46.4 million. Of these accruals, $14.5 million and $14.3 million as of June 30, 2014 and December 31, 2013, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.0%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. For the six months ended June 30, 2014, the Company recorded charges of $0.7 million to increase its environmental liabilities and made payments of $0.5 million for reclamation and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2014, the recurring cost of managing hazardous substances for ongoing operations is $5.5 million.

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

18.   GUARANTOR FINANCIAL STATEMENTS:

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

The guarantor financial statements for the three and six months ended June 30, 2013 were adjusted for discontinued operations (described in Note 3, “Discontinued Operations”), the adjustment related to Turin, Italy (described in Note 19, “Immaterial Corrections”), a correction of misclassifications among operating, investing and financing activities in the guarantor statements of cash flows for the six months ended June 30, 2013 for intercompany pooling/lending arrangements, and other changes to conform to current year presentation.

The following tables present the Company’s consolidating statement of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, the consolidating statement of cash flows for the six months ended June 30, 2014 and 2013, and the consolidating balance sheets as of June 30, 2014 and December 31, 2013:

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$89.8	$293.7	$(21.2)	$362.3
Cost of products sold	—	—	53.9	167.3	(21.9)	199.3
Gross profit	—	—	35.9	126.4	0.7	163.0
Selling, general and administrative expenses	—	—	30.8	77.7	—	108.5
Equity in earnings of unconsolidated affiliates	—	—	—	(2.4)	—	(2.4)
Restructuring and other severance costs	—	—	0.4	1.1	—	1.5
Asset write-downs and other	—	—	—	1.7	—	1.7
Operating income	—	—	4.7	48.3	0.7	53.7
Other (expenses) income, net:
Intergroup interest, net	—	9.6	(2.2)	(7.4)	—	—
Interest (expense) income, net	—	(15.0)	(0.3)	1.7	—	(13.6)
Intergroup other, net	—	—	4.8	(4.8)	—	—
Foreign exchange (loss) gain on financing activities, net	—	(1.0)	(0.1)	7.5	—	6.4
Other, net	—	—	—	(0.1)	—	(0.1)
Other (expenses) income, net	—	(6.4)	2.2	(3.1)	—	(7.3)
(Loss) income from continuing operations before taxes	—	(6.4)	6.9	45.2	0.7	46.4
Income tax provision (benefit)	—	1.1	(1.6)	12.6	0.2	12.3
Net (loss) income from continuing operations	—	(7.5)	8.5	32.6	0.5	34.1
Income (loss) from discontinued operations, net of tax	—	8.6	(2.4)	8.5	(0.4)	14.3
Gain on sale of discontinued operations, net of tax	—	—	—	0.1	—	0.1
Equity in undistributed earnings of subsidiaries	46.7	45.6	16.5	46.7	(155.5)	—
Net income	46.7	46.7	22.6	87.9	(155.4)	48.5
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(1.8)	—	(1.8)
Net income attributable to Rockwood Holdings, Inc. stockholders	$46.7	$46.7	$22.6	$86.1	$(155.4)	$46.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$46.7	$46.7	$22.6	$87.9	$(155.4)	$48.5

Other comprehensive (loss) income	(5.8)	(5.8)	1.1	(9.1)	13.8	(5.8)

Comprehensive income	40.9	40.9	23.7	78.8	(141.6)	42.7
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.8)	—	(1.8)
Comprehensive income attributable to Rockwood Holdings, Inc. stockholders	$40.9	$40.9	$23.7	$77.0	$(141.6)	$40.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$174.8	$589.4	$(47.4)	$716.8
Cost of products sold	—	—	106.2	333.7	(48.0)	391.9
Gross profit	—	—	68.6	255.7	0.6	324.9
Selling, general and administrative expenses	—	0.7	62.9	155.9	—	219.5
Equity in earnings of unconsolidated affiliates	—	—	—	(4.8)	—	(4.8)
Restructuring and other severance costs	—	—	0.5	5.1	—	5.6
Asset write-downs and other	—	—	—	1.7	—	1.7
Operating (loss) income	—	(0.7)	5.2	97.8	0.6	102.9
Other income (expenses), net:
Intergroup interest, net	—	22.1	(4.4)	(17.7)	—	—
Interest (expense) income, net	—	(30.0)	(0.5)	2.7	—	(27.8)
Intergroup other, net	—	—	10.2	(10.2)	—	—
Foreign exchange (loss) gain on financing activities, net	—	(0.2)	(0.2)	6.2	—	5.8
Other, net	—	—	—	—	—	—
Other (expenses) income, net	—	(8.1)	5.1	(19.0)	—	(22.0)
(Loss) income from continuing operations before taxes	—	(8.8)	10.3	78.8	0.6	80.9
Income tax provision (benefit)	—	12.6	(8.3)	20.5	0.3	25.1
Net (loss) income from continuing operations	—	(21.4)	18.6	58.3	0.3	55.8
Income (loss) from discontinued operations, net of tax	—	10.6	(7.7)	(31.4)	(0.6)	(29.1)
(Loss) gain on sale of discontinued operations, net of tax	—	(0.1)	—	2.2	—	2.1
Equity in undistributed earnings of subsidiaries	25.9	36.8	31.3	25.9	(119.9)	—
Net income	25.9	25.9	42.2	55.0	(120.2)	28.8
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(2.9)	—	(2.9)
Net income attributable to Rockwood Holdings, Inc. stockholders	$25.9	$25.9	$42.2	$52.1	$(120.2)	$25.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$25.9	$25.9	$42.2	$55.0	$(120.2)	$28.8

Other comprehensive (loss) income	(0.2)	(0.2)	0.3	0.6	(0.7)	(0.2)

Comprehensive income	25.7	25.7	42.5	55.6	(120.9)	28.6
Comprehensive income attributable to noncontrolling interest	—	—	—	(2.9)	—	(2.9)
Comprehensive income attributable to Rockwood Holdings, Inc. stockholders	$25.7	$25.7	$42.5	$52.7	$(120.9)	$25.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$85.6	$285.8	$(23.5)	$347.9
Cost of products sold	—	—	53.6	159.6	(22.8)	190.4
Gross profit	—	—	32.0	126.2	(0.7)	157.5
Selling, general and administrative expenses	—	—	27.5	72.2	—	99.7
Equity in earnings of unconsolidated affiliates	—	—	—	(2.7)	—	(2.7)
Restructuring and other severance costs	—	—	2.0	0.3	—	2.3
Asset write-downs and other	—	—	4.7	—	—	4.7
Operating (loss) income	—	—	(2.2)	56.4	(0.7)	53.5
Other income (expenses), net:
Intergroup interest, net	—	18.8	(1.8)	(17.0)	—	—
Interest expense, net	—	(22.7)	(0.4)	(0.2)	—	(23.3)
Intergroup other, net	—	—	4.8	(4.8)	—	—
Foreign exchange gain (loss) on financing activities, net	—	6.9	0.5	(2.8)	—	4.6
Other, net	—	—	—	(0.1)	—	(0.1)
Other income (expenses), net	—	3.0	3.1	(24.9)	—	(18.8)
Income from continuing operations before taxes	—	3.0	0.9	31.5	(0.7)	34.7
Income tax provision	—	1.2	0.4	7.6	(0.2)	9.0
Net income from continuing operations	—	1.8	0.5	23.9	(0.5)	25.7
Income from discontinued operations, net of tax	—	—	5.6	0.8	0.1	6.5
Equity in undistributed earnings of subsidiaries	31.1	29.3	19.4	31.1	(110.9)	—
Net income	31.1	31.1	25.5	55.8	(111.3)	32.2
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(1.1)	—	(1.1)
Net income attributable to Rockwood Holdings, Inc. stockholders	$31.1	$31.1	$25.5	$54.7	$(111.3)	$31.1

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$31.1	$31.1	$25.5	$55.8	$(111.3)	$32.2

Other comprehensive income (loss)	14.4	14.4	(0.9)	17.5	(31.0)	14.4

Comprehensive income	45.5	45.5	24.6	73.3	(142.3)	46.6
Comprehensive income attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)
Comprehensive income attributable to Rockwood Holdings, Inc. stockholders	$45.5	$45.5	$24.6	$72.2	$(142.3)	$45.5

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$160.8	$567.0	$(42.8)	$685.0
Cost of products sold	—	—	100.0	316.8	(42.4)	374.4
Gross profit	—	—	60.8	250.2	(0.4)	310.6
Selling, general and administrative expenses	—	0.4	60.4	142.4	—	203.2
Equity in earnings of unconsolidated affiliates	—	—	—	(5.1)	—	(5.1)
Restructuring and other severance costs	—	—	6.9	1.7	—	8.6
Asset write-downs and other	—	—	4.7	—	—	4.7
Operating (loss) income	—	(0.4)	(11.2)	111.2	(0.4)	99.2
Other income (expenses), net:
Intergroup interest, net	—	34.8	(3.6)	(31.2)	—	—
Interest expense, net	—	(45.4)	(0.8)	(0.5)	—	(46.7)
Intergroup other, net	—	—	11.1	(11.1)	—	—
Foreign exchange (loss) gain on financing activities, net	—	(6.4)	0.3	(4.4)	—	(10.5)
Other (expenses) income, net	—	(17.0)	7.0	(47.2)	—	(57.2)
(Loss) income from continuing operations before taxes	—	(17.4)	(4.2)	64.0	(0.4)	42.0
Income tax (benefit) provision	—	(4.5)	(1.5)	15.9	(0.1)	9.8
Net (loss) income from continuing operations	—	(12.9)	(2.7)	48.1	(0.3)	32.2
Income (loss) from discontinued operations, net of tax	—	3.7	13.2	(0.7)	(0.4)	15.8
Equity in undistributed earnings of subsidiaries	48.9	58.1	33.3	48.9	(189.2)	—
Net income	48.9	48.9	43.8	96.3	(189.9)	48.0
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	0.9	—	0.9
Net income attributable to Rockwood Holdings, Inc. stockholders	$48.9	$48.9	$43.8	$97.2	$(189.9)	$48.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net income	$48.9	$48.9	$43.8	$96.3	$(189.9)	$48.0

Other comprehensive loss	(58.3)	(58.3)	(0.8)	(77.6)	165.6	(29.4)

Comprehensive (loss) income	(9.4)	(9.4)	43.0	18.7	(24.3)	18.6
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(9.4)	$(9.4)	$43.0	$18.3	$(24.3)	$18.2

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

JUNE 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.7	$17.9	$656.7	$—	$696.3
Accounts receivable, net	—	—	46.6	198.5	—	245.1
Intergroup receivable	—	1,160.5	818.8	8.2	(1,987.5)	—
Inventories	—	—	57.8	177.4	(4.3)	230.9
Deferred income taxes	—	3.1	37.5	8.4	—	49.0
Prepaid expenses and other current assets	0.1	—	9.8	44.3	—	54.2
Assets of discontinued operations	3.2	94.7	267.8	1,388.7	(180.2)	1,574.2
Total current assets	3.3	1,280.0	1,256.2	2,482.2	(2,172.0)	2,849.7
Property, plant and equipment, net	—	—	136.1	748.3	—	884.4
Investment in subsidiary	3,406.7	2,485.8	520.8	3,406.7	(9,820.0)	—
Goodwill	—	—	25.5	632.4	—	657.9
Other intangible assets, net	—	—	32.3	87.8	—	120.1
Intergroup receivable	95.9	910.6	118.0	—	(1,124.5)	—
Deferred financing costs, net	—	16.6	—	—	—	16.6
Deferred income taxes	—	99.3	21.2	34.1	—	154.6
Investment in unconsolidated affiliates	—	4.8	—	540.0	—	544.8
Other assets	—	—	0.9	28.6	—	29.5
Total assets	$3,505.9	$4,797.1	$2,111.0	$7,960.1	$(13,116.5)	$5,257.6
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$9.6	$77.5	$—	$87.1
Intergroup payable	811.1	0.1	1,168.7	7.6	(1,987.5)	—
Income taxes payable	—	—	—	13.5	—	13.5
Accrued compensation	—	—	16.0	50.4	—	66.4
Accrued expenses and other current liabilities	—	13.4	17.4	50.2	—	81.0
Deferred income taxes	—	—	—	3.7	(1.3)	2.4
Long-term debt, current portion	—	—	—	10.3	—	10.3
Liabilities of discontinued operations	—	4.8	193.1	470.4	(177.8)	490.5
Total current liabilities	811.1	18.3	1,404.8	683.6	(2,166.6)	751.2
Long-term debt	—	1,249.3	—	32.7	—	1,282.0
Pension and related liabilities	—	—	8.8	257.5	—	266.3
Intergroup payable	24.8	118.0	387.4	594.3	(1,124.5)	—
Deferred income taxes	—	—	—	37.4	—	37.4
Other liabilities	—	4.8	24.3	66.8	—	95.9
Total liabilities	835.9	1,390.4	1,825.3	1,672.3	(3,291.1)	2,432.8
Restricted stock units	19.5	—	—	—	—	19.5
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,279.0	1,037.1	515.1	1,694.4	(3,246.6)	1,279.0
Accumulated other comprehensive income	103.5	104.8	6.6	270.1	(381.5)	103.5
Retained earnings (deficit)	1,882.7	2,264.8	(426.6)	4,003.8	(5,842.0)	1,882.7
Treasury stock, at cost	(615.5)	—	—	—	—	(615.5)
Total Rockwood Holdings, Inc. stockholders’ equity	2,650.5	3,406.7	285.7	6,133.0	(9,825.4)	2,650.5
Noncontrolling interest	—	—	—	154.8	—	154.8
Total equity	2,650.5	3,406.7	285.7	6,287.8	(9,825.4)	2,805.3
Total liabilities and equity	$3,505.9	$4,797.1	$2,111.0	$7,960.1	$(13,116.5)	$5,257.6

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(Dollars in millions)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$12.9	$30.9	$1,479.0	$—	$1,522.8
Accounts receivable, net	—	—	42.6	185.5	—	228.1
Intergroup receivable	—	840.0	541.9	15.3	(1,397.2)	—
Inventories	—	—	56.8	176.4	(5.0)	228.2
Deferred income taxes	—	2.5	35.2	7.6	0.1	45.4
Prepaid expenses and other current assets	—	—	17.0	73.1	—	90.1
Assets of discontinued operations	3.0	94.8	197.8	1,423.1	(169.6)	1,549.1
Total current assets	3.0	950.2	922.2	3,360.0	(1,571.7)	3,663.7
Property, plant and equipment, net	—	—	134.8	708.0	—	842.8
Investment in subsidiary	3,381.0	2,447.2	490.5	3,381.0	(9,699.7)	—
Goodwill	—	—	25.4	634.2	—	659.6
Other intangible assets, net	—	—	33.5	94.4	—	127.9
Intergroup receivable	94.7	1,264.7	118.0	2.5	(1,479.9)	—
Deferred financing costs, net	—	17.9	—	—	—	17.9
Deferred income taxes	—	103.8	18.0	34.7	—	156.5
Investment in unconsolidated affiliates	—	—	—	34.2	—	34.2
Other assets	—	—	0.9	28.8	—	29.7
Total assets	$3,478.7	$4,783.8	$1,743.3	$8,277.8	$(12,751.3)	$5,532.3
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$10.4	$81.8	$—	$92.2
Intergroup payable	533.5	0.6	850.0	12.8	(1,396.9)	—
Income taxes payable	—	—	1.9	11.6	—	13.5
Accrued compensation	—	—	17.0	53.0	—	70.0
Accrued expenses and other current liabilities	—	13.6	22.2	53.2	—	89.0
Deferred income taxes	—	—	—	3.7	(1.4)	2.3
Long-term debt, current portion	—	—	—	10.3	—	10.3
Liabilities of discontinued operations	—	5.4	176.5	472.7	(168.1)	486.5
Total current liabilities	533.5	19.6	1,078.0	699.1	(1,566.4)	763.8
Long-term debt	—	1,250.0	—	35.1	—	1,285.1
Pension and related liabilities	—	—	9.3	259.6	—	268.9
Intergroup payable	24.9	120.5	388.1	946.2	(1,479.7)	—
Deferred income taxes	—	—	—	38.4	—	38.4
Other liabilities	—	12.7	24.1	65.9	—	102.7
Total liabilities	558.4	1,402.8	1,499.5	2,044.3	(3,046.1)	2,458.9
Restricted stock units	24.2	—	—	—	—	24.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,269.8	1,037.1	515.6	1,694.4	(3,247.1)	1,269.8
Accumulated other comprehensive income	103.7	105.0	6.3	269.6	(380.9)	103.7
Retained earnings (deficit)	1,923.1	2,238.9	(468.7)	3,951.7	(5,721.9)	1,923.1
Treasury stock, at cost	(401.3)	—	—	—	—	(401.3)
Total Rockwood Holdings, Inc. stockholders’ equity	2,896.1	3,381.0	243.8	6,080.4	(9,705.2)	2,896.1
Noncontrolling interest	—	—	—	153.1	—	153.1
Total equity	2,896.1	3,381.0	243.8	6,233.5	(9,705.2)	3,049.2
Total liabilities and equity	$3,478.7	$4,783.8	$1,743.3	$8,277.8	$(12,751.3)	$5,532.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.9	$25.9	$42.2	$55.0	$(120.2)	$28.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(25.9)	(36.8)	(31.3)	(25.9)	119.9	—
(Income) loss from discontinued operations, net of tax	—	(10.6)	7.7	31.4	0.6	29.1
Gain on sale of discontinued operations, net of tax		0.1	—	(2.2)	—	(2.1)
Depreciation and amortization	—	—	12.3	38.8	—	51.1
Deferred financing costs amortization	—	1.3	—	—	—	1.3
Equity in earnings of unconsolidated affiliates	—	—	—	(4.8)	—	(4.8)
Foreign exchange loss (gain) on financing activities, net	—	0.2	0.2	(6.2)	—	(5.8)
Stock-based compensation	—	—	4.1	1.5	—	5.6
Deferred income taxes	—	15.9	(5.5)	(5.6)	0.3	5.1
Asset write-downs and other	—	—	—	4.7	—	4.7
Excess tax benefits from stock-based payment arrangements	—	—	(3.8)	(1.0)	—	(4.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(4.0)	(12.4)	—	(16.4)
Inventories	—	—	(1.0)	(0.8)	(0.6)	(2.4)
Prepaid expenses and other assets	—	(1.1)	4.4	(4.1)	—	(0.8)
Accounts payable	—	—	(0.8)	(1.1)	—	(1.9)
Income taxes payable	—	(3.3)	(3.7)	3.0	—	(4.0)
Accrued expenses and other liabilities	—	(0.7)	(15.8)	(3.8)	—	(20.3)
Intercompany operating activities, net	—	(4.5)	(5.8)	10.3	—	—
Net cash (used in) provided by operating activities of continuing operations	—	(13.6)	(0.8)	76.8	—	62.4
Net cash provided by (used in) operating activities of discontinued operations	—	1.7	(17.9)	52.9	—	36.7
Net cash (used in) provided by operating activities	—	(11.9)	(18.7)	129.7	—	99.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(11.3)	(77.3)	—	(88.6)
Acquisition of 49% equity interest of Talison	—	(3.7)	—	(513.0)	—	(516.7)
Other acquisitions	—	—	(2.5)	—	—	(2.5)
Proceeds on sale of assets	—	—	1.3	0.6	—	1.9
Proceeds from intercompany investing related activity		355.0	—	—	(355.0)	—
Intercompany investing related payment	—	(329.7)	—	(0.3)	330.0	—
Net cash provided by (used in) investing activities of continuing operations	—	21.6	(12.5)	(590.0)	(25.0)	(605.9)
Net cash used in investing activities of discontinued operations	—	(0.2)	(38.7)	(2.5)		(41.4)
Net cash provided by (used in) investing activities	—	21.4	(51.2)	(592.5)	(25.0)	(647.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	2.0	—	—	—	—	2.0
Excess tax benefits from stock-based payment arrangements	—	—	3.8	1.0	—	4.8
Payments of long-term debt	—	(0.7)	—	(2.4)	—	(3.1)
Proceeds from long-term debt	—	—	—	0.1	—	0.1
Dividend distributions to stockholders	(65.5)	—	—	—	—	(65.5)
Stock repurchases	(214.2)	—	—	—		(214.2)
Proceeds from intercompany financing related activity	277.7	—	52.3	—	(330.0)	—
Intercompany financing related payments	—	—	—	(355.0)	355.0	—
Net cash (used in) provided by financing activities of continuing operations	—	(0.7)	56.1	(356.3)	25.0	(275.9)
Net cash used in financing activities of discontinued operations	—	—	1.0	(5.2)		(4.2)
Net cash (used in) provided by financing activities	—	(0.7)	57.1	(361.5)	25.0	(280.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	4.2	—	4.0
Net increase (decrease) in cash and cash equivalents	—	8.8	(13.0)	(820.1)	—	(824.3)
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	2.2	—	2.2
Increase (decrease) in cash and cash equivalents from continuing operations	—	8.8	(13.0)	(822.3)	—	(826.5)
Cash and cash equivalents, beginning of period	—	12.9	30.9	1,479.0	—	1,522.8
Cash and cash equivalents, end of period	$—	$21.7	$17.9	$656.7	$—	$696.3

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48.9	$48.9	$43.8	$96.3	$(189.9)	$48.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(48.9)	(58.1)	(33.3)	(48.9)	189.2	—
(Income) loss from discontinued operations, net of tax	—	(3.7)	(13.2)	0.7	0.4	(15.8)
Depreciation and amortization	—	—	13.4	31.8	—	45.2
Deferred financing costs amortization	—	1.4	0.6	0.6	—	2.6
Equity in earnings of unconsolidated affiliates	—	—	—	(5.1)	—	(5.1)
Foreign exchange loss (gain) on financing activities, net	—	6.4	(0.3)	4.4	—	10.5
Stock-based compensation	—	—	3.7	2.9	—	6.6
Deferred income taxes	—	10.6	2.6	(38.4)	(0.1)	(25.3)
Asset write-downs and other	—	—	4.7	—	—	4.7
Excess tax benefits from stock-based payment arrangements	—	—	—	(2.4)	—	(2.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(9.5)	(29.8)	—	(39.3)
Inventories	—	—	(2.1)	(15.1)	0.4	(16.8)
Prepaid expenses and other assets	—	(0.1)	(5.4)	(4.7)	—	(10.2)
Accounts payable	—	—	(2.5)	6.1	—	3.6
Income taxes payable	—	(15.1)	(5.0)	27.5	—	7.4
Accrued expenses and other liabilities	—	(4.4)	5.1	4.5	—	5.2
Intercompany operating activities, net	—	3.8	(4.4)	0.6	—	—
Net cash used in operating activities of continuing operations	—	(10.3)	(1.8)	31.0	—	18.9
Net cash provided by operating activities of discontinued operations	—	1.7	16.1	99.0	—	116.8
Net cash (used in) provided by operating activities	—	(8.6)	14.3	130.0	—	135.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(12.0)	(70.9)	—	(82.9)
Other acquisitions	—	—	—	(3.6)	—	(3.6)
Proceeds from intercompany investing related activity	—	375.0	—	0.7	(375.7)	—
Intercompany investing related payments	—	(1,015.1)	—	—	1,015.1	—
Proceeds on sale of assets	—	—	0.1	0.2	—	0.3
Net cash used in investing activities of continuing operations	—	(640.1)	(11.9)	(73.6)	639.4	(86.2)
Net cash used in investing activities of discontinued operations	—	—	(9.2)	(61.0)		(70.2)
Net cash used in investing activities	—	(640.1)	(21.1)	(134.6)	639.4	(156.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	5.2	—	—	—	—	5.2
Excess tax benefits from stock-based payment arrangements	—	—	—	2.4	—	2.4
Payments of long-term debt	—	(13.1)	—	(1.5)	—	(14.6)
Proceeds from long-term debt	—	—	—	0.6	—	0.6
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)	—	(130.3)
Dividend distributions to shareholders	(61.9)	—	—	—	—	(61.9)
Share repurchases	(216.4)	—	—	—	—	(216.4)
Proceeds from intercompany financing related activity	273.1	—	19.1	722.2	(1,014.4)	—
Intercompany financing related payments	—	—	—	(375.0)	375.0	—
Net cash (used in) provided by financing activities of continuing operations	—	(14.1)	19.1	219.4	(639.4)	(415.0)
Net cash provided by (used in) financing activities of discontinued operations	—	—	2.0	(512.6)	—	(510.6)
Net cash (used in) provided by financing activities	—	(14.1)	21.1	(293.2)	(639.4)	(925.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	(0.3)	(4.5)	—	(5.6)
Net (decrease) increase in cash and cash equivalents	—	(663.6)	14.0	(302.3)	—	(951.9)
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	0.7	—	0.7
(Decrease) increase in cash and cash equivalent from continuing operations	—	(663.6)	14.0	(303.0)	—	(952.6)
Cash and cash equivalents of continuing operations, beginning of period	—	665.3	11.4	589.4	—	1,266.1
Cash and cash equivalents of continuing operations, end of period	$—	$1.7	$25.4	$286.4	$—	$313.5

19.   IMMATERIAL CORRECTIONS:

During 2013, the Company determined, after a formal investigation, that management at a single location in Italy within the Color Pigments and Services business of its former Performance Additives segment (reported in discontinued operations - see Note 3, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. Based on the investigation, the Company has identified amounts in need of correction and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although management has determined that the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements, now classified within discontinued operations, as well as the “Non-Guarantor Subsidiaries” column in the Company’s guarantor financial information (See Note 18, “Guarantor Financial Statements”). The major adjustments to the relevant balances as originally reported in continuing operations would have been as follows:

•              Cost of products sold would have increased by $1.5 million (including depreciation of $0.4 million) and $3.1 million (including depreciation of $0.8 million) for the three and six months ended June 30, 2013 (with gross profit correspondingly decreased), respectively.

•              Net income would have decreased $1.2 million ($0.02 per share on a diluted basis) and $2.3 million ($0.03 per share on a diluted basis) for the three and six months ended June 30, 2013, respectively.

The following tables set forth the impact of the corrections of immaterial errors in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
($ in millions)	Reported	Adjustments	(See Note 3)	and Reclassified
Cost of products sold	$621.2	$1.5	$(432.3)	$190.4
Gross profit	201.1	(1.5)	(42.1)	157.5
Operating income	39.0	(1.5)	16.0	53.5
Income from continuing operations before taxes	19.9	(1.6)	16.4	34.7
Income from continuing operations	16.3	(1.2)	10.6	25.7
Net income	33.4	(1.2)	—	32.2
Net income attributable to Rockwood Holdings, Inc. stockholders	32.3	(1.2)	—	31.1

	Six months ended June 30, 2013
			Reclassifications
			for Discontinued
	As Previously		Operations	As Corrected
($ in millions)	Reported	Adjustments	(See Note 3)	and Reclassified
Cost of products sold	$1,203.0	$3.1	$(831.7)	$374.4
Gross profit	411.0	(3.1)	(97.3)	310.6
Operating income	96.2	(3.1)	6.1	99.2
Income from continuing operations before taxes	15.2	(3.2)	30.0	42.0
Income from continuing operations	11.5	(2.3)	23.0	32.2
Net income	50.3	(2.3)	—	48.0
Net income attributable to Rockwood Holdings, Inc. stockholders	51.2	(2.3)	—	48.9

The following tables set forth the impact of the corrections of immaterial errors in the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2013:

	Six months ended June 30, 2013
			Reclassifications
	As Previously		for Discontinued	As Corrected
($ in millions)	Reported	Adjustments	Operations	and Reclassified
Net cash provided by operating activities from continuing operations	$66.3	$1.5	$(48.9)	$18.9
Net cash used in investing activities from continuing operations	(126.7)	(0.7)	41.2	(86.2)
Net cash used in financing activities from continuing operations	(924.2)	(0.8)	510.0	(415.0)

20.                               SUBSEQUENT EVENTS:

On July 15, 2014, the Company, Albemarle and the Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Albemarle.

At the effective time of the Merger, each outstanding share of Rockwood common stock (other than shares owned, directly or indirectly, by Albemarle, the Company or Merger Sub or any stockholder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all material respects with, Section 262 of the Delaware General Corporation Law) will convert into the right to receive (x) $50.65 in cash and (y) 0.4803 of a share of Albemarle common stock ((x) and (y) together, the “Merger Consideration”). The transaction is subject to Albemarle and Rockwood shareholder and regulatory approvals and other customary closing conditions and is expected to close in the first quarter of 2015.

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

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, re-investment in core businesses, bolt-on acquisitions and debt reduction to drive stockholder value. In connection with this focus, among other things:

•              During 2013, we sold our Advanced Ceramics segment and Clay-based Additives business, and entered into a definitive agreement to sell our Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (the “TiO2 Pigments and Other Businesses”) with a current purchase price of $1.275 billion, including the assumption of $225 million in pension obligations, and subject to other adjustments. This transaction is expected to close in the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. The transaction is currently in phase II review by the European Commission.

•              Our condensed consolidated financial statements have been reclassified to reflect discontinued operations for Advanced Ceramics, Clay-based Additives and the TiO2 Pigments and Other Businesses for all periods presented. See Note 3, “Discontinued Operations,” for further details.

•              In May 2014, we completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi giving the Company an indirect ownership interest in Talison with cash on hand for an aggregate amount of $512.1 million, which includes the original purchase price of $475.3 million plus an adjustment for net cash and certain other customary adjustments. Our ownership in the joint venture is accounted for under the equity method of accounting.

•              In the second quarter of 2014, we reorganized our Metal Sulfides business and began reporting it within the Surface Treatment segment. The Metal Sulfides business was previously reported in the “Other” category. As a result, the condensed consolidated financial statements have been reclassified to reflect this segment change for all periods presented.

•              In July 2014, the Company, Albemarle and Albemarle Holdings Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Albemarle.

At the effective time of the Merger, each outstanding share of Rockwood common stock, subject to certain exceptions, will convert into the right to receive (x) $50.65 in cash, without interest, and (y) 0.4803 of a share of Albemarle common stock ((x) and (y) together, the “Merger Consideration”). Upon closing of the Merger, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30%. The transaction is subject to shareholder and regulatory approvals and other customary closing conditions and is expected to close in the first quarter of 2015.

The following table is a summary of our financial highlights:

	Three months ended		Six Months Ended
	June 30,		June 30,
($ in millions, except per share amounts)	2014	2013	2014	2013
Net sales	$362.3	$347.9	$716.8	$685.0

Net income from continuing operations	34.1	25.7	55.8	32.2

Adjusted EBITDA from continuing operations	88.7	86.1	169.5	163.5

Adjusted EBITDA from continuing operations margin	24.5%	24.7%	23.6%	23.9%

Diluted earnings per share attributable to Rockwood Holdings, Inc. stockholders	0.47	0.33	0.75	0.41

Results — Second Quarter Review

Total net sales were up in the second quarter of 2014 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly from higher automotive OEM and automotive components, coil and cold forming, general industrial and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013, and higher selling prices. Net sales were also higher from increased volumes of lithium battery applications. This was partially offset by lower volumes from organometallic products, driven mostly by butyllithium, and decreased sales of potash, mainly volumes.

Adjusted EBITDA from continuing operations increased in the second quarter of 2014 compared to the same period in the prior year primarily due to the higher net sales noted above and additional Adjusted EBITDA from our equity in unconsolidated affiliates, partially offset by higher selling, general and administrative costs.

Net income and diluted earnings per share from continuing operations were higher in the second quarter of 2014 compared to the same period in the prior year primarily due to the higher net sales noted above and decreased interest expense, partially offset by higher selling, general and administrative costs. Diluted earnings per share from continuing operations also benefited from fewer common shares outstanding due to share repurchases.

Results — Year-to-date Review

Total net sales were up in the six months ended June 30, 2014 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly from higher automotive OEM and automotive components, coil and cold forming, general industrial and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013, and higher selling prices. Net sales were also higher from increased volumes of lithium battery applications. This was partially offset by lower volumes from organometallic products, driven mostly by butyllithium, and decreased sales of potash, mainly volumes.

Adjusted EBITDA from continuing operations increased in the six months ended June 30, 2014 compared to the same period in the prior year primarily due to the higher net sales noted above and additional Adjusted EBITDA from our equity in unconsolidated affiliates, partially offset by higher selling, general and administrative costs.

Net income and diluted earnings per share from continuing operations were higher in the six months ended June 30, 2014 compared to the same period in the prior year primarily due to the higher net sales noted above, lower foreign exchange losses on financing activities and decreased interest expense, partially offset by higher selling, general and administrative costs. Diluted earnings per share from continuing operations also benefited from fewer common shares outstanding due to share repurchases.

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

Lithium

•              Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In the six months ended June 30, 2014, net sales were down primarily from lower volumes of organometallic products, driven mostly by butyllithium, and decreased potash sales, mainly volumes, partially offset by higher volumes of lithium carbonate and hydroxide for battery applications.

•              We expect continued growth in demand for the remainder of 2014 for lithium carbonate and lithium hydroxide for battery applications, along with the impact of the Talison transaction for the second half of the year, to more than offset lower volumes of potash and organometallic products, particularly butyllithium.

Surface Treatment

•            Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industry markets, including household appliances, manufacturing, heating, ventilation and aluminum finishing. Net sales were up in the six months ended June 30, 2014 primarily from higher volumes of automotive OEM and automotive components, coil and cold forming, general industrial and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in the previously unconsolidated joint venture in India in July 2013, as well as higher selling prices. We expect growth for the remainder of 2014 primarily from increased volumes across most markets, particularly in general industry, automotive and aerospace.

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

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our consolidated results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2014, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2013. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S.

dollar. Unless otherwise noted, all balance sheet items as of June 30, 2014 which are denominated in Euros are converted at the June 30, 2014 exchange rate of €1.00 = $1.3692. For the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the average rate of exchange of the Euro to the U.S. dollar is $1.3715 and $1.3061, respectively, and $1.3711 and $1.3131, respectively.

Raw Materials

Raw materials constituted approximately 58% of our 2013 cost of products sold and we have a broad raw material base, with the cost of no single raw material representing more than 7% of our cost of products sold in 2013. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In the first six months of 2014, lower raw material costs in our Lithium and Surface Treatment segments had a favorable impact on our consolidated results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2013, energy purchases represented approximately 3% of our costs of products sold. Energy costs were down slightly in the first six months of 2014 primarily from favorable fuel pricing in Chile in our Lithium segment.

Income Taxes

We recorded an income tax provision of $12.3 million on income from continuing operations before taxes of $46.4 million in the three months ended June 30, 2014. The income tax provision was favorably impacted by a beneficial foreign earnings mix and the reversal of tax reserves due to a lapse in statute of limitations, partially offset by a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included restructuring and other severance costs, acquisition and disposal costs, systems/organization establishment expenses and foreign exchange gains and losses. See Note 4, “Segment Information,” for a discussion of other charges and credits recorded in the three and six months ended June 30, 2014.

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

Results of Operations

Immaterial Corrections

During 2013, we determined, after a formal investigation, that management at a single location in Italy within the Color Pigments and Services business of our former Performance Additives segment (reported in discontinued operations - see Note 3, “Discontinued Operations,” for further details) had falsified accounting records supporting certain asset, liability and income statement balances, beginning in 2007. We have evaluated the identified amounts and concluded that they were not material individually or in the aggregate to any of our previously issued annual and interim financial statements, including the presentation of the Color Pigments and Services business as discontinued operations. Although we have determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

As a result, we have revised our previously reported operating results to reflect certain immaterial adjustments, primarily related to cost of products sold. These adjustments reduced previously reported operating income by $1.5 million and $3.1 million for the three and six months ended June 30, 2013, respectively and net income by $1.2 million ($0.02 per share on a diluted basis) and $2.3 million ($0.03 per share on a diluted basis), respectively for the three and six months ended June 30, 2013. See Note 19, “Immaterial Corrections,” for further details.

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Stockholders to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2014	2013	2014	2013
Statement of operations data:
Net sales:
Lithium	$116.7	$125.7	$232.5	$244.2
Surface Treatment	242.3	218.6	477.9	433.8
Corporate and other	3.3	3.6	6.4	7.0
Total net sales	362.3	347.9	716.8	685.0

Gross profit	163.0	157.5	324.9	310.6
	45.0%	45.3%	45.3%	45.3%
Selling, general and administrative expenses	108.5	99.7	219.5	203.2
	29.9%	28.7%	30.6%	29.7%
Equity in earnings of unconsolidated affiliates	(2.4)	(2.7)	(4.8)	(5.1)
Restructuring and other severance costs	1.5	2.3	5.6	8.6
Asset write-downs and other	1.7	4.7	1.7	4.7
Operating income (loss):
Lithium	27.1	31.6	52.9	63.3
	23.2%	25.1%	22.8%	25.9%
Surface Treatment	44.3	38.1	87.3	71.4
	18.3%	17.4%	18.3%	16.5%
Corporate and other	(17.7)	(16.2)	(37.3)	(35.5)
Total operating income	53.7	53.5	102.9	99.2
Other expenses, net:
Interest expense, net	(13.6)	(23.3)	(27.8)	(46.7)
Foreign exchange gain (loss) on financing activities, net	6.4	4.6	5.8	(10.5)
Other, net	(0.1)	(0.1)	—	—
Other expenses, net	(7.3)	(18.8)	(22.0)	(57.2)
Income from continuing operations before taxes	46.4	34.7	80.9	42.0
Income tax provision	12.3	9.0	25.1	9.8
Income from continuing operations	34.1	25.7	55.8	32.2
Income (loss) from discontinued operations, net of tax	14.3	6.5	(29.1)	15.8
Gain on sale of discontinued operations, net of tax	0.1	—	2.1	—
Net income	48.5	32.2	28.8	48.0
Net (income) loss attributable to noncontrolling interest	(1.8)	(1.1)	(2.9)	0.9
Net income attributable to Rockwood Holdings, Inc. stockholders	$46.7	$31.1	$25.9	$48.9
Adjusted EBITDA from continuing operations:
Lithium	$44.8	$49.0	$85.9	$95.9
	38.4%	39.0%	36.9%	39.3%
Surface Treatment	56.3	48.5	109.7	94.1
	23.2%	22.2%	23.0%	21.7%
Corporate and other	(12.4)	(11.4)	(26.1)	(26.5)
Total Adjusted EBITDA from continuing operations	$88.7	$86.1	$169.5	$163.5

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Overview

Net sales increased $14.4 million, or 4.1%, from the prior year primarily due to higher volumes of $5.2 million and higher selling prices of $4.7 million, particularly in our Surface Treatment segment, as well as the favorable impact of currency changes of $4.5 million. See further discussion by segment below.

Adjusted EBITDA from continuing operations increased $2.6 million, or 3.0%, from the prior year primarily due to higher selling prices of $4.7 million and increased Adjusted EBITDA from our equity in unconsolidated affiliates of $4.0 million, partially offset by higher selling, general and administrative costs in our Surface Treatment segment of $4.9 million and the gross margin impact of sales volumes of $1.9 million primarily related to lower volumes in our Lithium segment.

Net income from continuing operations increased $8.4 million, or 32.7%, from the prior year due to lower interest expense, net of $9.7 million and increased foreign exchange gains on financing activities of $1.8 million, partially offset by an increased tax provision of $3.3 million primarily from higher income before taxes and the reasons noted above.

Income from discontinued operations, net of tax, increased $7.8 million to $14.3 million in the three months ended June 30, 2014 compared with the same period in the prior year primarily from lower raw material costs of $22.9 million, particularly for slag and ilmenite, lower acquisition and disposal costs of $18.3 million, higher production levels resulting in higher fixed cost absorption of $15.7 million, as well as lower energy costs of $4.4 million. This was partially offset by the recording of an additional expected net loss of $27.9 million in connection with the sale of the TiO2 Pigments and Other Businesses and the elimination of net income of $28.7 million from the Advanced Ceramics segment and the Clay-based Additives businesses sold in the second half of 2013.

Net income attributable to noncontrolling interest of $1.8 million was recorded in the three months ended June 30, 2014 compared to net income attributable to noncontrolling interest of $1.1 million in the three months ended June 30, 2013. The change from the prior year was primarily related to higher net income recorded by our timber treatment joint venture in the second quarter of 2014.

Net income attributable to Rockwood Holdings, Inc. stockholders increased $15.6 million, or 50.2%, from the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales decreased $9.0 million, or 7.2%, from the prior year primarily from lower volumes of $9.6 million, as well as lower selling prices of $1.4 million. Lower volumes of organometallic products, mostly driven by butyllithium, and lower volumes of potash, were partially offset by higher volumes for lithium battery applications. The impact of currency changes of $2.0 million had a favorable impact on net sales.

Surface Treatment. Net sales increased $23.7 million, or 10.8%, from the prior year primarily from higher volumes of $15.2 million ($8.3 million from the impact of acquisitions, primarily the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013), particularly driven by higher automotive OEM and automotive applications, coil and cold forming, general industrial and aerospace applications, as well as higher selling prices of $6.1 million. The impact of currency changes of $2.4 million had a favorable impact on net sales.

Gross profit

Gross profit increased $5.5 million, or 3.5%, from the prior year primarily due to the impact of higher sales in our Surface Treatment segment. Gross profit as a percentage of net sales were 45.0% and 45.3% for the three months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $8.8 million, or 8.8%, from the prior year primarily from increased SG&A costs in our Surface Treatment segment of $4.9 million, as well as higher depreciation and amortization costs of $3.1 million for certain operating sites to be retained in connection with the sale of the TiO2 Pigments and Other Businesses. SG&A expenses as a percentage of net sales were 29.9% and 28.7% for the three months ended June 30, 2014 and 2013, respectively.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates of $2.4 million and $2.7 million was recorded in the three months ended June 30, 2014 and 2013, respectively, and was primarily related to joint ventures in China in our Surface Treatment segment.

Restructuring and other severance costs

See Note 15, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $1.7 million and $4.7 million for the three months ended June 30, 2014 and 2013, respectively. The asset write-downs and other of $1.7 million recorded in the three months ended June 30, 2014 primarily relate to the impairment of a brine pond in Chile in our Lithium segment related to damage from unfavorable weather conditions. The asset write-downs and other of $4.7 million recorded in the three months ended June 30, 2013 relate to the write-off of assets related to the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

Operating income

Lithium. Operating income decreased $4.5 million, or 14.2%, from the prior year primarily due to the gross margin impact of lower sales volumes of $8.2 million, as well as lower selling prices of $1.4 million. This was partially offset by decreased asset write-offs of $3.1 million related to the termination of a geothermal energy project at the Silver Peak, NV Lithium facility in the second quarter of 2013 and lower raw material costs of $1.6 million.

Surface Treatment. Operating income increased $6.2 million, or 16.3%, from the prior year primarily due to the gross margin impact of higher sales volumes of $6.4 million and higher selling prices of $6.1 million. This was partially offset by higher selling, general and administrative expenses of $4.9 million, higher manufacturing costs of $0.6 million and higher raw material costs of $0.5 million.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $9.7 million, or 41.6%, compared to the same period in the prior year primarily due to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Foreign exchange gain on financing activities, net.  For the three months ended June 30, 2014, foreign exchange gains of $6.4 million were primarily related to the impact of a weaker Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity, as well as non-operating Euro-denominated transactions. For the three months ended June 30, 2013, foreign exchange gains of $4.6 million were primarily reported in connection with non-operating Euro-denominated transactions.

Income tax benefit/provision

We recorded an income tax provision of $12.3 million on income from continuing operations before taxes of $46.4 million in the three months ended June 30, 2014, resulting in an effective tax rate of 26.5%. The effective tax rate of 26.5% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix and the reversal of tax reserves due to a lapse in statute of limitations, partially offset by a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature

We recorded an income tax provision of $9.0 million on income from continuing operations before taxes of $34.7 million in the three months ended June 30, 2013, resulting in an effective tax rate of 25.9%. The effective tax rate of 25.9% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix.

Adjusted EBITDA

Lithium. Adjusted EBITDA decreased $4.2 million, or 8.6%, from the prior year primarily due to the gross margin impact of lower sales volumes of $8.2 million, as well as lower selling prices of $1.4 million. This was partially offset by increased Adjusted EBITDA of $2.9 million primarily from our acquisition of a 49% interest in Talison in May 2014 and lower raw material costs of $1.6 million.

Surface Treatment. Adjusted EBITDA increased $7.8 million, or 16.1%, from the prior year primarily due to the gross margin impact of higher sales volumes of $6.4 million, higher selling prices of $6.1 million and increased Adjusted EBITDA of $1.1 million from joint ventures in China. This was partially offset by higher selling, general and administrative expenses of $4.9 million, higher manufacturing costs of $0.6 million and higher raw material costs of $0.5 million.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Overview

Net sales increased $31.8 million, or 4.6%, from the prior year primarily due to higher volumes of $19.4 million and higher selling prices of $8.4 million, particularly in our Surface Treatment segment, as well as the favorable impact of currency changes of $4.1 million. See further discussion by segment below.

Operating income increased $3.7 million, or 3.7%, from the prior year primarily due to higher selling prices of $8.4 million, decreased asset write-downs of $3.0 million, lower restructuring and other severance costs of $3.0 million, lower acquisition and disposal costs of $2.1 million, the gross margin impact of higher sales volumes of $1.9 million and lower raw material costs of $1.8 million. This was partially offset by higher selling, general and administrative costs in our Surface Treatment segment of $10.4 million and higher depreciation and amortization costs of $5.9 million.

Adjusted EBITDA from continuing operations increased $6.0 million, or 3.7%, from the prior year primarily due to higher selling prices of $8.4 million, increased Adjusted EBITDA from our equity in unconsolidated affiliates of $4.9 million, the gross margin impact of higher sales volumes of $1.9 million and lower raw material costs of $1.8 million. This was partially offset by higher selling, general and administrative costs in our Surface Treatment segment of $10.4 million.

Net income from continuing operations increased $23.6 million, or 73.3%, from the prior year due to lower interest expense, net of $18.9 million, decreased foreign exchange losses on financing activities of $16.3 million, as well higher operating income of $3.7 million as noted above. This was partially offset by an increased tax provision of $15.3 million primarily from higher income before taxes and the reasons noted above.

Income from discontinued operations, net of tax, decreased $44.9 million to a loss of $29.1 million in the six months ended June 30, 2014 compared with the same period in the prior year primarily from the recording of an additional expected net loss of $101.3 million in connection with the sale of the TiO2 Pigments and Other Businesses and the elimination of net income of $59.3 million from the Advanced Ceramics segment and the Clay-based Additives businesses sold in the second half of 2013. This was partially offset by lower raw material costs of $50.2 million, particularly for slag and ilmenite, higher production levels resulting in higher fixed cost absorption of $28.2 million, lower variable costs of $12.6 million and a charge, net of tax, of $12.1 million recorded in the first quarter of 2013 in connection with the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement, and lower energy costs of $6.9 million.

The gain on sale of discontinued operations, net of tax, of $2.1 million recorded in the six months ended June 30, 2014 relates to the sales of the Advanced Ceramics segment and the Clay-based Additives business in 2013.

Net income attributable to noncontrolling interest of $2.9 million was recorded in the six months ended June 30, 2014 compared to a net loss attributable to noncontrolling interest of $0.9 million in the six months ended June 30, 2013. The change from the prior year was primarily related to higher net income recorded by our Viance LLC timber treatment joint venture in the six months ended June 30, 2014 and the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013.

Net income attributable to Rockwood Holdings, Inc. stockholders decreased $23.0 million, or 47.0%, from the prior year due to the reasons noted above.

Net sales

Lithium.  Net sales decreased $11.7 million, or 4.8%, from the prior year primarily from lower volumes of $11.1 million and lower selling prices of $3.8 million. Lower sales of potash, mainly volumes, and lower volumes of organometallic products, mostly driven by butyllithium, were partially offset by higher volumes of battery applications. The impact of currency changes of $3.2 million had a favorable impact on net sales.

Surface Treatment. Net sales increased $44.1 million, or 10.2%, from the prior year primarily from higher volumes of $31.2 million ($15.9 million from the impact of acquisitions, primarily the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013), particularly driven by higher automotive OEM and automotive applications, coil and cold forming, general industrial and aerospace applications, as well as higher selling prices of $12.2 million.

Gross profit

Gross profit increased $14.3 million, or 4.6%, from the prior year primarily due to the impact of higher sales in our Surface Treatment segment. Gross profit as a percentage of net sales were 45.3% for both the six months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $16.3 million, or 8.0%, from the prior year primarily from increased SG&A costs in our Surface Treatment segment of $10.4 million, as well as higher depreciation and amortization costs of $6.2 million for certain operating sites retained in connection with the sale of the TiO2 Pigments and Other Businesses. SG&A expenses as a percentage of net sales were 30.6% and 29.7% for the six months ended June 30, 2014 and 2013, respectively.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates of $4.8 million and $5.1 million was recorded in the six months ended June 30, 2014 and 2013, respectively, and was primarily related to joint ventures in China in our Surface Treatment segment.

Restructuring and other severance costs

See Note 15, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $1.7 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively. The asset write-downs and other of $1.7 million recorded in the six months ended June 30, 2014 primarily relate to the impairment of a brine pond in Chile in our Lithium segment related to damage from unfavorable weather conditions. The asset write-downs and other of $4.7 million recorded in the six months ended June 30, 2013 relate to the write-off of assets from the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

Operating income

Lithium. Operating income decreased $10.4 million, or 16.4%, from the prior year primarily due to the gross margin impact of lower sales volumes of $11.7 million and lower selling prices of $3.8 million. This was partially offset by decreased asset write-offs of $3.1 million related to the termination of a geothermal energy project at the Silver Peak, NV Lithium facility in the second quarter of 2013, lower raw material costs of $1.3 million and the favorable impact of currency changes of $1.1 million.

Surface Treatment. Operating income increased $15.9 million, or 22.3%, from the prior year primarily due to the gross margin impact of higher sales volumes of $13.6 million, higher selling prices of $12.2 million, partially offset by higher selling, general and administrative expenses of $10.4 million.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $18.9 million, or 40.5%, compared to the same period in the prior year primarily due to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Foreign exchange loss on financing activities, net.  For the six months ended June 30, 2014, foreign exchange gains of $5.8 million were primarily related to the impact of a weaker Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity, as well as non-operating Euro-denominated transactions. For the six months ended June 30, 2013, foreign exchange losses of $10.5 million were primarily reported in connection with intercompany Euro-denominated loans put in place to fund the repayment of the outstanding borrowings under the Titanium Dioxide Pigments facility agreement.

Income tax benefit/provision

We recorded an income tax provision of $25.1 million on income from continuing operations before taxes of $80.9 million in the six months ended June 30, 2014, resulting in an effective tax rate of 31.0%. The effective tax rate of 31.0% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix and the reversal of tax reserves due to a lapse in statute of limitations, partially offset by a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature.

We recorded an income tax provision of $9.8 million on income from continuing operations before taxes of $42.0 million in the six months ended June 30, 2013, resulting in an effective tax rate of 23.3%. The effective tax rate of 23.3% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix.

Adjusted EBITDA

Lithium. Adjusted EBITDA decreased $10.0 million, or 10.4%, from the prior year primarily due to the gross margin impact of lower sales volumes of $11.7 million and lower selling prices of $3.8 million. This was partially offset by increased Adjusted EBITDA of $2.7 million primarily from our acquisition of a 49% interest in Talison in May 2014, the favorable impact of currency changes of $1.4 million and lower raw material costs of $1.3 million.

Surface Treatment. Adjusted EBITDA increased $15.6 million, or 16.6%, from the prior year primarily due to the gross margin impact of higher sales volumes of $13.6 million, higher selling prices of $12.2 million, partially offset by higher selling, general and administrative expenses of $10.4 million.

Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Stockholders to Adjusted EBITDA from Continuing Operations

Because we view Adjusted EBITDA on both a consolidated basis and a segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Holdings, Inc. stockholders to Adjusted EBITDA from continuing operations on a consolidated basis:

	Three months ended		Six Months Ended
	June 30.		June 30,
($ in millions)	2014	2013	2014	2013
Net income attributable to Rockwood Holdings, Inc. stockholders	$46.7	$31.1	$25.9	$48.9
Net income (loss) attributable to noncontrolling interest	1.8	1.1	2.9	(0.9)
Net income	48.5	32.2	28.8	48.0
Income tax provision	12.3	9.0	25.1	9.8
(Income) loss from discontinued operations, net of tax	(14.3)	(6.5)	29.1	(15.8)
Gain on sale of discontinued operations, net of tax	(0.1)	—	(2.1)	—
Income from continuing operations before taxes	46.4	34.7	80.9	42.0
Interest expense, net	13.6	23.3	27.8	46.7
Depreciation and amortization	25.9	22.8	51.1	45.2
Restructuring and other severance costs	1.5	2.3	5.6	8.6
Equity investment adjustments	4.3	—	5.2	—
Systems/organization establishment expenses	1.1	0.5	1.4	1.2
Acquisition and disposal costs	0.5	1.7	1.6	3.5
Asset write-downs and other	1.7	4.7	1.7	4.7
Foreign exchange (gain) loss on financing activities, net	(6.4)	(4.6)	(5.8)	10.5
Other	0.1	0.7	—	1.1
Total Adjusted EBITDA from continuing operations	$88.7	$86.1	$169.5	$163.5

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $99.1 million and $135.7 million for the six months ended June 30, 2014 and 2013, respectively. This decrease was primarily from lower cash provided from discontinued operations as the sales of Advanced Ceramics and Clay-based additives were completed in the third quarter of 2013. This was partially offset by lower working capital usage related to lower inventory and accounts receivable levels in our Lithium segment.

Investing Activities.  Net cash used in investing activities was $647.3 million and $156.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase in the six months ended June 30, 2014 was primarily due to the acquisition of a 49% equity interest in Talison in May 2014 with cash on hand for an aggregate amount of $512.1 million. In addition, capital expenditures from discontinued operations increased in the six months ended June 30, 2014 due to the new iron oxide plant in the Color Pigments and Services business in Augusta, Georgia, expected to be completed in 2015. Capital expenditures from continuing operations for the six months ended June 30, 2014 and 2013, primarily relate to the expansion of our production capacity for lithium compounds in Chile.

Financing Activities.  Net cash used in financing activities was $280.1 million and $925.6 million for the six months ended June 30, 2014 and 2013, respectively. In the six months ended June 30, 2014, we paid dividends to stockholders of $65.5 million and repurchased Rockwood common shares in the aggregate amount of $214.2 million. In the six months ended June 30, 2013, we repaid all of our outstanding borrowings under the Titanium Dioxide Pigments facility agreement in the aggregate amount of €394.5 million ($512.4 million). In addition, we acquired the remaining 39% interest in our former Titanium Dioxide Pigments venture from Kemira for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase), repurchased Rockwood common shares in the aggregate amount of $216.4 million and paid dividends to stockholders of $61.9 million.

Liquidity

Our primary recurring source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In 2014 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. In addition, we received cash proceeds of $2.0 billion in August 2013 from the sale of our Advanced Ceramics segment and cash proceeds of $626.6 million in October 2013 from the sale of our Clay-based Additives business. We also entered into a definitive agreement in September 2013 to sell our TiO2 Pigments and Other Businesses with a current purchase price of $1.275 billion, including the assumption of $225 million in pension obligations, and subject to other adjustments. This transaction is expected to during the third quarter of 2014, subject to the receipt of regulatory approval by the European Commission. The transaction is currently in phase II review by the European Commission.

Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments and acquisitions. In May 2014, we completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi with cash on hand for an aggregate amount of $512.1 million, which includes the original purchase price of $475.3 million plus an adjustment for net cash and certain other customary adjustments. As part of the transaction, Rockwood Specialties Group GmbH, a wholly-owned subsidiary of Rockwood, granted Tianqi an option to purchase from 20% to 30% of the equity interests in Rockwood Lithium GmbH, which is a wholly-owned subsidiary of Rockwood Specialties Group GmbH. Rockwood Lithium GmbH controls the European and Asian arms of Rockwood’s global lithium business. The option is exercisable by Tianqi at any time through December 31, 2016 at an exercise price equal to the trailing 12-month EBITDA of Rockwood Lithium GmbH multiplied by 14, minus the debt of Rockwood Lithium GmbH, calculated based on the (indirect) portion of Rockwood Lithium GmbH that is subject to Tianqi’s purchase, subject to adjustments based on the financial condition of Rockwood Lithium GmbH at the time of exercise.

In August 2013, our board of directors increased our quarterly cash dividend to $0.45 per share. In November 2013, our Board of Directors authorized a new share repurchase program for shares of common stock up to $500 million to be completed over two years. We began to repurchase these shares in March 2014 and purchased an aggregate amount of $214.6 million through July. In connection with the proposed merger with Albemarle, we terminated our share repurchase program. See Part II — Other Information — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for a summary of share repurchases in the second quarter of 2014. In addition, see Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock” in our 2013 Annual Report on Form 10-K.

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

For our continuing operations, our overall unfunded position in our defined benefit plans as of June 30, 2014 is $272.8 million and the funded status of our plans is 34%. However, 84% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $42.5 million and the funded status is 76%.

For our discontinued operations, our overall unfunded position in our defined benefit plans as of June 30, 2014 is $204.1 million and the funded status of our plans is 38%. However, 59% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $83.7 million and the funded status is 58%. As of June 30, 2014, we have an outstanding letter of credit of €33.0 million ($45.2 million) related to a Titanium Dioxide Pigments defined benefit pension obligation in Finland. In connection with the sale of the TiO2 Pigments and Other Businesses, the purchaser has agreed to assume $225 million in unfunded pension liabilities.

The funding of our pension plans was in compliance with local requirements as of June 30, 2014. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.

As of June 30, 2014, we had cash and cash equivalents of $696.3 million of which $653.4 million was held by our foreign subsidiaries. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or United States dollars was $3.3 million. Based on our cash balances, domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the United States. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the United States, such repatriation may require accruals for certain federal taxes, but will not result in cash taxes to the extent of our U.S. net operating loss carryforwards. Among other things, we may use available cash to invest in our business, reduce our debt, pay dividends, repurchase shares or fund acquisitions.

As of June 30, 2014, we had actual total indebtedness of $1,292.3 million, consisting primarily of the 2020 Notes ($1,249.3 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2013 Annual Report on Form 10-K for a detailed discussion of these borrowings.

2020 Notes. As of June 30, 2014, the outstanding amount of the 2020 Notes was $1,249.3 million. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, subject to satisfying on a pro forma basis a fixed-charge coverage ratio for which the most recently ended four fiscal quarters is at least 2.00 to 1, subject to certain exceptions. For the four-fiscal-quarter period ended June 30, 2014, the fixed-charge coverage ratio equaled 8.94 to 1. In addition, the indenture prohibits us from making certain restricted payments subject to satisfying a fixed-charge coverage ratio, subject to certain exceptions. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2013 Annual Report on Form 10-K for further details. In April 2014, we announced that our wholly-owned subsidiary, RSGI, commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of its 2020 Notes. The Asset Sale Offer was made pursuant to the indenture governing the 2020 Notes as a result of the Company’s sale of its Advanced Ceramics segment and Clay-based Additives business. The Asset Sale Offer expired in May 2014 with $0.7 million of the principal amount of the Notes tendered and accepted.

As of June 30, 2014, the weighted-average interest rate for the Company is 4.6%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA from continuing operations:

	Six months ended
	June 30,
($ in millions)	2014	2013
Net cash provided by operating activities from continuing operations	$62.4	$18.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	46.8	51.0
Current portion of income tax provision	20.0	35.1
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	26.5	44.1
Restructuring and other severance costs	5.6	8.6
Equity investment adjustments	5.2	—
Systems/organization establishment expenses	1.4	1.2
Acquisition and disposal costs	1.6	3.5
Other	—	1.1
Total Adjusted EBITDA from continuing operations	$169.5	$163.5

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to these contractual obligations as of June 30, 2014.

Capital Expenditures

Our capital expenditures for continuing operations include replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the six months ended June 30, 2014 and 2013, capital expenditures for continuing operations were $88.6 million and $82.9 million, respectively, and were primarily due to the expansion of our production capacity for lithium compounds in Chile.

Capital expenditures for discontinued operations were $83.3 million and $69.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the new iron oxide plant in the Color Pigments and Services business in Augusta, Georgia, expected to be completed in 2015.

Capital expenditures for continuing operations for each of our reporting segments are provided in the following table:

	Six months ended
	June 30,
($ in millions)	2014	2013
Lithium	$75.6	$72.6
Surface Treatment	12.3	9.7
Other	0.7	0.6
Total	$88.6	$82.9

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

Off-Balance Sheet Arrangements

In the normal course of business, we incur obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2014, we had approximately $20.4 million of letters of credit and other bank guarantees, of which $18.7 million will expire in 2014 through 2015, and had the ability to issue additional letters of credit up to $12.3 million. The remaining guarantees have no specified expiration date. Included in the $20.4 million of letters of credit and the other bank guarantees noted above is $6.2 million of letters of credit that guarantee existing environmental liabilities recorded on the balance sheet. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows, as we anticipate fulfilling our performance obligations.

Commitments and Contingencies

See Item 1. Financial Statements (Unaudited) - Note 17, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

In our 2013 Annual Report on Form 10-K, our significant accounting policies are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2014.

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

•                  completion of the announced transaction with Albemarle Corporation;

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

You should keep in mind that any forward-looking statements made by us in this document or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, including those contained in our Form 10-K and as updated herein, and it is impossible for us to predict these events or how they may affect us. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are primarily exposed to market risk from changes in foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to these market risks as of June 30, 2014.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officer), to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Litigation

On July 22, 2014 and August 1, 2014, purported class actions were filed in the Superior Court of New Jersey Chancery Division, in Mercer County and in the Court of Chancery of the State of Delaware, respectively, relating to Rockwood’s pending merger with a subsidiary of Albemarle Corporation (“Albemarle”).  The lawsuits, Thwaites v. Rockwood Holdings Inc. and Rudman Partners, L.P. v. Rockwood Holdings Inc., respectively, name Rockwood, its directors and Albemarle as defendants.  The Rudman Partners case also names the merger subsidiary as a defendant.  The lawsuits, which contain substantially similar allegations, include allegations that the directors of Rockwood breached their fiduciary duties in connection with the merger by failing to ensure that Rockwood’s shareholders will receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of Rockwood’s shareholders.  Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches.  The lawsuits seek a variety of equitable and injunctive relief, including enjoining Rockwood’s directors from proceeding with the proposed merger unless and until they have acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the merger to the extent implemented, and, in the Rudman Partners case, any damages arising from the defendant’s alleged breaches, and attorneys’ fees and costs. Rockwood intends to vigorously defend the lawsuits. Rockwood is unable to estimate the loss, or possible range of loss, for these matters.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material effect on our financial condition, results of operations or cash flows. However, we cannot predict the outcome of any such actions or the potential for such future actions, and cannot predict whether the resolution of such actions could have a material effect on our financial condition, results of operations or cash flows in any quarterly or annual reporting period. See Note 17, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2013 Annual Report on Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in our 2013 Annual Report on Form 10-K. There have been no material changes to these risk factors, except for the following related to the announced proposed Merger between Rockwood and Albemarle:

We cannot provide any assurance that our Merger with Albemarle will be completed.

Completion of our Merger with a wholly-owned subsidiary of Albemarle is subject to customary closing conditions described in the Merger Agreement, including, among others, (i) adoption by Rockwood stockholders of the Merger Agreement, (ii) approval by Albemarle stockholders of the issuance of shares of Albemarle common stock to be issued in the Merger and (iii) obtaining antitrust and other regulatory approval in the United States and certain other jurisdictions.

Although Rockwood and Albemarle have agreed in the Merger Agreement to use reasonable best efforts to take or cause to be taken all actions necessary, proper or advisable to comply promptly with all legal requirements which may be imposed on such party or its subsidiaries with respect to the Merger, these and other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer than, and could cost more than, Rockwood expects. Any delay in completing the Merger may adversely affect the benefits that Rockwood and Albemarle expect to achieve from the Merger and the integration of their businesses.

Failure to complete the Merger could materially adversely impact our financial condition, results of operations and stock price.

As described in the preceding risk factor, the conditions to the completion of the Merger may not be satisfied.  If the Merger is not completed for any reason, we may be subject to several risks, including the following:

•                  being required to pay significant transaction costs relating to the Merger, including under certain circumstances a termination fee of $180 million to Albemarle, and financial advisory, legal and accounting fees and expenses;

•                  having had the focus of our management diverted from day-to-day operations and other opportunities that could have been beneficial to us; and

•                  our customers and suppliers may seek to modify their relationships with us and our ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the Merger.

Any such events could have a material adverse impact on our financial condition, results of operations and stock price.

The Merger Agreement restricts the conduct of our business prior to the completion of the Merger and limits our ability to pursue an alternative acquisition proposal to the Merger.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to exercise certain of our business strategies. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to the completion of the Merger or termination of the Merger Agreement.

In addition, the Merger Agreement prohibits us from (A) soliciting or, subject to certain exceptions set forth in the Merger Agreement, knowingly facilitating or encouraging any inquiry or proposal relating to alternative business combination transactions, or (B) subject to certain exceptions set forth in the Merger Agreement, engaging in discussions or negotiations regarding, or providing any nonpublic information in connection with, proposals relating to alternative business combination transactions. The Merger Agreement also requires us to pay Albemarle a termination fee of $180 million if the Merger Agreement is terminated under certain circumstances, including if we terminate to enter into an agreement that provides for a “Superior Company Proposal” (as defined in the Merger Agreement). These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Merger. The termination fee may also discourage third parties from pursuing an alternative acquisition proposal with respect to us.

Because the market value of Albemarle common stock that our stockholders will receive in the Merger may fluctuate, our stockholders cannot be sure of the market value of the Albemarle stock portion they will receive in the Merger.

The stock portion of the Merger Consideration that Rockwood stockholders will receive is a fixed number of shares of Albemarle common stock; it is not a number of shares with a particular fixed market value.  The market value of Albemarle common stock and Rockwood common stock at the effective time of the merger may vary significantly from their respective values on the date the Merger Agreement was executed or at other later dates, including the date on which Rockwood stockholders vote on the adoption of the Merger Agreement. Because the exchange ratio relating to the stock portion of the Merger Consideration will not be adjusted to reflect any changes in the market value of Albemarle common stock or Rockwood common stock, the market value of the Albemarle common stock issued in connection with the Merger and the Rockwood common stock converted in connection with the Merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from a variety of factors, including changes in the business, operations or prospects of Albemarle or Rockwood, regulatory considerations, and general business, market, industry or economic conditions.

If the Merger is completed, the combined company may not be able to successfully integrate the business of Rockwood and Albemarle and therefore may not be able to realize the anticipated benefits of the Merger.

Because a portion of the Merger Consideration consists of Albemarle common stock, realization of the anticipated benefits in the Merger will depend, in part, on the combined company’s ability to successfully integrate the business and operations of Albemarle and Rockwood. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition or stock price of Albemarle (as the combined company following the Merger). The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated synergies anticipated from the Merger will be realized.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities for the three month period ended June 30, 2014:

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average Price	As Part of Publicly	of Shares That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
	Purchased (a)	Share	or Programs (a)	or Programs ($ in millions)
April 1, 2014 - April 30, 2014	1,226,161	$71.94	1,226,161	$404.6
May 1, 2014 - May 31, 2014	1,363,408	71.75	1,363,408	306.7
June 1, 2014 - June 30, 2014	279,860	74.64	279,860	285.8
	2,869,429		2,869,429

(a)               In November 2013, we announced that our board of directors authorized the repurchase of up to an aggregate amount of $500 million of Rockwood common stock over two years, and began repurchasing these shares in March 2014. In connection with the proposed merger with Albemarle, we terminated our share repurchase program.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this quarterly report. There were no items to report for the period ended June 30, 2014.

Item 5.  Other Information.

None.

Item 6.  Exhibits

See the Exhibit Index immediately following the signature page to this report. Such Exhibit Index is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD HOLDINGS, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Chief Executive Officer and Chief Financial Officer (principal executive and principal financial officer)
Date: August 8, 2014

Exhibit Index

Exhibit No.	Description of Exhibit

10.1 (A)	Deed of Cross Security, dated May 28, 2014 with Tianqi Group HK Co., Limited and RT Lithium Limited.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

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

(A)                               Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2014.