Form 10-Q
period 2014-09-30
Rockwood Holdings, Inc.
filed 2014-11-07
CIK 1315695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 71,266,632 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts; shares in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$356.3	$345.8	$1,073.1	$1,030.8
Cost of products sold	193.4	193.1	585.3	567.5
Gross profit	162.9	152.7	487.8	463.3
Selling, general and administrative expenses	113.8	99.8	333.3	303.0
Equity in earnings of unconsolidated affiliates	(5.1)	(2.3)	(9.9)	(7.4)
Gain on previously held equity investment	—	(16.0)	—	(16.0)
Restructuring and other severance costs	1.4	4.6	7.0	13.2
Asset write-downs and other	0.4	(0.7)	2.1	4.0
Operating income	52.4	67.3	155.3	166.5
Other income (expenses), net:
Interest expense, net	(13.5)	(21.2)	(41.3)	(67.9)
Loss on early extinguishment/modification of debt	—	(15.5)	—	(15.5)
Foreign exchange gain (loss) on financing activities, net	55.1	(31.2)	60.9	(41.7)
Other, net	(0.2)	—	(0.2)	—
Other income (expenses), net	41.4	(67.9)	19.4	(125.1)
Income (loss) from continuing operations before taxes	93.8	(0.6)	174.7	41.4
Income tax provision (benefit)	39.4	(9.0)	64.5	0.8
Income from continuing operations	54.4	8.4	110.2	40.6
Income (loss) from discontinued operations, net of tax	33.5	(60.9)	4.4	(45.1)
Gain on sale of discontinued operations, net of tax	—	1,163.8	2.1	1,163.8
Net income	87.9	1,111.3	116.7	1,159.3
Net (income) loss attributable to noncontrolling interest - discontinued operations	(2.0)	(0.1)	(4.9)	0.8
Net income attributable to Rockwood Holdings, Inc. stockholders	$85.9	$1,111.2	$111.8	$1,160.1

Amounts attributable to Rockwood Holdings, Inc. stockholders:
Income from continuing operations	$54.4	$8.4	$110.2	$40.6
Income from discontinued operations	31.5	1,102.8	1.6	1,119.5
Net income	$85.9	$1,111.2	$111.8	$1,160.1

Basic earnings per share attributable to Rockwood Holdings, Inc. stockholders:
Earnings from continuing operations	$0.76	$0.11	$1.52	$0.53
Earnings from discontinued operations	0.45	14.85	0.02	14.61
Basic earnings per share	$1.21	$14.96	$1.54	$15.14

Diluted earnings per share attributable to Rockwood Holdings, Inc. stockholders:
Earnings from continuing operations	$0.75	$0.11	$1.50	$0.52
Earnings from discontinued operations	0.44	14.53	0.02	14.30
Diluted earnings per share	$1.19	$14.64	$1.52	$14.82

Dividends declared per share of common stock	$0.45	$0.45	$1.35	$1.25

Weighted average number of basic shares outstanding	71,239	74,262	72,504	76,611
Weighted average number of diluted shares outstanding	72,176	75,906	73,547	78,264

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$87.9	$1,111.3	$116.7	$1,159.3
Other comprehensive (loss) income, net of tax:
Pension related adjustments	8.5	10.6	12.0	21.2
Foreign currency translation	(176.5)	64.5	(178.9)	35.3
Intercompany foreign currency loans	(38.1)	28.4	(39.4)	17.6
Foreign exchange contracts and other	—	0.1	—	0.1
Other comprehensive (loss) income	(206.1)	103.6	(206.3)	74.2
Comprehensive (loss) income	(118.2)	1,214.9	(89.6)	1,233.5
Comprehensive income attributable to noncontrolling interest	(2.0)	(0.2)	(4.9)	(0.6)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(120.2)	$1,214.7	$(94.5)	$1,232.9

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts;

shares in thousands)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$710.0	$1,522.8
Accounts receivable, net	236.4	228.1
Inventories	227.5	228.2
Deferred income taxes	51.0	45.4
Prepaid expenses and other current assets	48.8	90.1
Assets of discontinued operations	1,505.3	1,549.1
Total current assets	2,779.0	3,663.7
Property, plant and equipment, net	871.1	842.8
Goodwill	609.2	659.6
Other intangible assets, net	110.5	127.9
Deferred financing costs, net	15.9	17.9
Deferred income taxes	146.1	156.5
Investment in unconsolidated affiliates	522.1	34.2
Other assets	28.0	29.7
Total assets	$5,081.9	$5,532.3
LIABILITIES
Current liabilities:
Accounts payable	$79.0	$92.2
Income taxes payable	34.8	13.5
Accrued compensation	73.4	70.0
Accrued expenses and other current liabilities	104.2	89.0
Deferred income taxes	3.3	2.3
Long-term debt, current portion	9.5	10.3
Liabilities of discontinued operations	452.0	486.5
Total current liabilities	756.2	763.8
Long-term debt	1,278.8	1,285.1
Pension and related liabilities	245.7	268.9
Deferred income taxes	41.9	38.4
Other liabilities	90.8	102.7
Total liabilities	2,413.4	2,458.9
Commitments and Contingencies - See Note 17
Restricted stock units	22.2	24.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock ($0.01 par value, 400,000 shares authorized, 80,541 shares issued and 71,241 shares outstanding at September 30, 2014; 400,000 shares authorized, 80,219 shares issued and 73,892 shares outstanding at December 31, 2013)	0.8	0.8
Paid-in capital	1,275.3	1,269.8
Accumulated other comprehensive (loss) income	(102.6)	103.7
Retained earnings	1,936.0	1,923.1
Treasury stock, at cost (9,300 shares and 6,327 shares, respectively)	(616.0)	(401.3)
Total Rockwood Holdings, Inc. stockholders’ equity	2,493.5	2,896.1
Noncontrolling interest	152.8	153.1
Total equity	2,646.3	3,049.2
Total liabilities and equity	$5,081.9	$5,532.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116.7	$1,159.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(4.4)	45.1
Gain on sale of discontinued operations, net of tax	(2.1)	(1,163.8)
Depreciation and amortization	75.7	68.0
Deferred financing costs amortization	2.0	3.7
Equity in earnings of unconsolidated affiliates	(9.9)	(7.4)
Loss on early extinguishment/modification of debt	—	15.5
Gain on previously held equity interest	—	(16.0)
Foreign exchange (gain) loss on financing activities, net	(60.9)	41.7
Stock-based compensation	7.4	9.9
Deferred income taxes	15.4	(1.1)
Asset write-downs and other	5.1	4.0
Excess tax benefits from stock-based payment arrangements	(1.0)	(3.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(19.2)	(26.5)
Inventories	(8.8)	(15.2)
Prepaid expenses and other assets	3.0	0.8
Accounts payable	(4.1)	(4.7)
Income taxes payable	14.5	(43.8)
Accrued expenses and other liabilities	12.1	26.1
Net cash provided by operating activities of continuing operations	141.5	91.8
Net cash provided by operating activities of discontinued operations	78.9	187.8
Net cash provided by operating activities	220.4	279.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(134.4)	(128.7)
Acquisition of 49% equity interest in Talison	(516.6)	—
Other acquisitions	(2.5)	(33.8)
Increase in restricted cash	—	(14.2)
Proceeds on sale of assets	2.4	2.5
Net cash used in investing activities of continuing operations	(651.1)	(174.2)
Net cash (used in) provided by investing activities of discontinued operations	(84.1)	1,648.9
Net cash (used in) provided by investing activities	(735.2)	1,474.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	2.1	9.5
Excess tax benefits from stock-based payment arrangements	1.0	3.8
Payments of long-term debt	(3.9)	(1,130.3)
Proceeds from long term debt	0.1	204.6
Fees related to early extinguishment/modification of debt	—	(5.2)
Purchase of noncontrolling interest	—	(130.3)
Dividend distributions to shareholders	(97.6)	(94.8)
Share repurchases	(214.7)	(399.9)
Net cash used in financing activities of continuing operations	(313.0)	(1,542.6)
Net cash used in financing activities of discontinued operations	(9.9)	(511.0)
Net cash used in financing activities	(322.9)	(2,053.6)
Effect of exchange rate changes on cash and cash equivalents	28.0	(33.2)
Net decrease in cash and cash equivalents	(809.7)	(332.5)
Less net increase in cash and cash equivalents from discontinued operations	3.1	1.6
Decrease in cash and cash equivalents from continuing operations	(812.8)	(334.1)
Cash and cash equivalents, beginning of period	1,522.8	1,266.1
Cash and cash equivalents, end of period	$710.0	$932.0

Supplemental disclosures of cash flow information:
Interest paid	$29.9	$57.4
Income taxes paid, net of refunds	34.6	45.8
Non-cash investing activities:
Acquisition of capital equipment included in accounts payable	13.4	4.9

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

		Rockwood Holdings, Inc. Stockholders’ Equity
				Accumulated
				Other
		Common	Paid-in	Comprehensive	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	(Loss) Income	Earnings	Stock	Interest
Balance, January 1, 2014	$3,049.2	$0.8	$1,269.8	$103.7	$1,923.1	$(401.3)	$153.1
Issuance of common stock	2.1	—	2.1	—	—	—	—
Deferred compensation	2.1	—	2.1	—	—	—	—
Share repurchases	(214.7)	—	—	—	—	(214.7)	—
Dividend paid to shareholders ($1.35 per share)	(97.6)	—	1.3	—	(98.9)	—	—
Distributions to noncontrolling shareholders	(5.2)	—	—	—	—	—	(5.2)
Other comprehensive loss, net of tax	(206.3)	—	—	(206.3)	—	—	—
Net income	116.7	—	—	—	111.8	—	4.9
Balance, September 30, 2014	$2,646.3	$0.8	$1,275.3	$(102.6)	$1,936.0	$(616.0)	$152.8

Balance, January 1, 2013	$1,875.7	$0.8	$1,243.1	$(12.6)	$392.7	$(1.4)	$253.1
Issuance of common stock	9.5	—	9.5	—	—	—	—
Deferred compensation	2.2	—	2.2	—	—	—	—
Share repurchases	(399.9)	—	—	—	—	(399.9)	—
Dividend paid to shareholders ($1.25 per share)	(94.8)	—	1.6	—	(96.4)	—	—
Distributions to noncontrolling shareholders	(2.1)	—	—	—	—	—	(2.1)
Purchase of noncontrolling interest	(130.3)	—	(6.9)	(27.6)	—	—	(95.8)
Other comprehensive income, net of tax	74.2	—	—	72.8	—	—	1.4
Net income	1,159.3	—	—	—	1,160.1	—	(0.8)
Balance, September 30, 2013	$2,493.8	$0.8	$1,249.5	$32.6	$1,456.4	$(401.3)	$155.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Holdings, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2014 and December 31, 2013, and the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and cash flows and changes in stockholders’ equity for the nine months ended September 30, 2014 and 2013. All intercompany balances and transactions have been eliminated. Subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

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

In May 2014, the Company completed the purchase of a 49% equity interest in Windfield Holdings Pty Ltd (“Windfield”), which is the parent of Talison Lithium Pty. Ltd (“Talison”), thereby creating a joint venture with Sichuan Tianqi Lithium Industries Inc. (“Tianqi”) giving the Company an indirect ownership interest in Talison. See Note 2, “Investment in Unconsolidated Affiliates,” for further details. The Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013 were reclassified to conform to current-year presentation for the presentation of equity in earnings of unconsolidated affiliates and the Company’s condensed consolidated balance sheet as of December 31, 2013 was reclassified to conform to current-year presentation for the presentation of investment in unconsolidated affiliates.

In July 2014, the Company, Albemarle Corporation (“Albemarle”) and the Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Albemarle. At the effective time of the Merger, each outstanding share of Rockwood common stock (other than shares owned, directly or indirectly, by Albemarle, the Company or Merger Sub or any stockholder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all material respects with, Section 262 of the Delaware General Corporation Law) will convert into the right to receive (x) $50.65 in cash and (y) 0.4803 of a share of Albemarle common stock ((x) and (y) together, the “Merger Consideration”). The transaction is subject to Albemarle and Rockwood shareholder and regulatory approvals and other customary closing conditions and is expected to close by the end of the first quarter of 2015.

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

During 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and in October 2014, sold its Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (“TiO2 Pigments and Other Businesses”). As of September 30, 2014, all of these transactions met the criteria for being reported as discontinued operations. As a result, the Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented. See Note 3, “Discontinued Operations” and Note 20, “Subsequent Events” for further details of these transactions.

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

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the September 30, 2014 exchange rate of €1.00 = $1.2631. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, the average rate of exchange of the Euro to the U.S. dollar is $1.3249 and $1.3256, respectively, and $1.3557 and $1.3173, respectively.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of September 30, 2014, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future equaled €367.0 million ($463.6 million).

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

2.  INVESTMENT IN UNCONSOLIDATED AFFILIATES:

In May 2014, the Company completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi, giving the Company an indirect ownership interest in Talison with cash on hand for an aggregate amount of $516.6 million, which includes the original purchase price of $475.3 million plus an adjustment for estimated net cash, certain other customary adjustments and professional fees. The Company’s ownership in the joint venture is accounted for under the equity method of accounting.

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

Talison, a leading global producer of lithium for over 25 years, mines and processes lithium-bearing mineral spodumene at its operations located at Greenbushes, Western Australia (the “Greenbushes Lithium Operations”). The Greenbushes Lithium Operations are estimated to be the world’s largest known reserves of lithium spodumene minerals. Talison has a leading position in the lithium concentrates market and produces two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, which is used to produce lithium chemicals which form the basis for manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles.

3.  DISCONTINUED OPERATIONS:

In August 2013, the Company completed the sale of its Advanced Ceramics segment for cash proceeds of $2.0 billion and a gain on sale of $1.2 billion. In October 2013, the Company completed the sale of its Clay-based Additives business, which was part of the Performance Additives segment, for cash proceeds of $626.6 million and a gain on sale of $506.1 million.

In September 2013, the Company entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses, and in October 2014, the Company completed the sale of these businesses for an enterprise value of $1.275 billion, including the assumption of $225 million in pension obligations. The Company received net cash proceeds of approximately $950 million before investment banking fees of $8 million, which is subject to certain potential post-closing adjustments.

As of September 30, 2014, all of these transactions met the criteria for being reported as discontinued operations. The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for these transactions for all periods presented.

In 2013, the Company recorded a charge of $98.0 million related to an expected loss on sale of the TiO2 Pigments and Other Businesses. In the nine months ended September 30, 2014, the Company recorded an additional charge of $101.3 million related to the expected loss on the sale, in part as a result of a $50 million contribution in the form of a purchase price reduction to assist the purchaser in proposing a remedy to the European Commission competition authorities. The expected loss on sale represents the difference between the carrying value of these businesses and the expected proceeds. This carrying value includes the assumed recognition of actuarial (pension-related) losses and unrealized foreign exchange losses currently recorded in accumulated other comprehensive income within stockholders’ equity, which must be recognized upon completion of the sale. The fair value of the assets to be sold are categorized as Level 3 in the fair value hierarchy, as the fair value was determined based on expected sale proceeds (see Note 6, “Financial Instruments and Fair Value Measurements,” for a description of the fair value levels).

Results of the discontinued operations of the Advanced Ceramics segment, the Clay-based Additives business and the TiO2 Pigments and Other Businesses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Advanced	Clay-based	TiO2 Pigments
($ in millions)	Ceramics	Additives	and Other	Total
Three months ended September 30, 2014
Net sales	$—	$—	$395.1	$395.1
Income before taxes	—	—	34.8	34.8

Three months ended September 30, 2013
Net sales	$91.7	$48.5	$404.1	$544.3
(Loss) income before taxes	(3.4)	7.7	(76.6)	(72.3)

Nine months ended September 30, 2014
Net sales	$—	$—	$1,224.4	$1,224.4
Income before taxes	—	—	24.6	24.6

Nine months ended September 30, 2013
Net sales	$384.6	$147.8	$1,233.8	$1,766.2
Income (loss) before taxes	46.7	33.1	(126.8)	(47.0)

The carrying values of the assets and liabilities of the TiO2 Pigments and Other Businesses included as discontinued operations in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 are as follows:

	TiO2 Pigments and Other
	September 30,	December 31,
($ in millions)	2014	2013
ASSETS
Accounts receivable, net	$209.6	$200.3
Inventories	406.4	401.9
Property, plant and equipment, net	831.1	749.2
Other intangible assets, net	—	64.3
Other assets	58.2	133.4
Total assets	$1,505.3	$1,549.1
LIABILITIES
Accounts payable and other current liabilities	$225.0	$249.9
Pension and related liabilities	193.7	205.0
Other liabilities	33.3	31.6
Total liabilities	$452.0	$486.5

The Company has a non-interest bearing note receivable from its former titanium dioxide pigments venture partner in the amount of $29.4 million that is due in August 2028, with a carrying value of $7.3 million and $7.4 million in the assets of discontinued operations as of September 30, 2014 and December 31, 2013, respectively. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable was approximately $13.0 million and $13.6 million at September 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on an internally developed valuation that uses current interest rates to develop the present value of the receivable.

Included in other liabilities are reclamation obligations of $7.1 million and $8.1 million in the liabilities of discontinued operations as of September 30, 2014 and December 31, 2013, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments business.

During the nine months ended September 30, 2014, an out-of-period adjustment of $7.9 million was recorded to income from discontinued operations and deferred tax assets to recognize a tax benefit in relation to TiO2 Pigments and Other Businesses, and represented the correction of an immaterial error in the year ended December 31, 2013.

4.  SEGMENT INFORMATION:

The Company is a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals used for industrial and commercial purposes. As discussed in Note 3, “Discontinued Operations,” in 2013, the Company sold its Advanced Ceramics segment and Clay-based Additives business, and in October 2014, completed the sale of its TiO2 Pigments and Other Businesses. As a result, the Company operates in two reportable segments, Lithium and Surface Treatment, based on the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer.

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

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Net Sales:
Lithium	$117.2	$120.3	$349.7	$364.5
Surface Treatment	236.3	222.3	714.2	656.1
Other	2.8	3.2	9.2	10.2
Total	$356.3	$345.8	$1,073.1	$1,030.8

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Adjusted EBITDA:
Lithium	$53.9	$43.1	$139.8	$139.0
Surface Treatment	57.8	50.9	167.5	145.0
Other	(11.1)	(12.4)	(37.2)	(38.9)
Total	$100.6	$81.6	$270.1	$245.1

The following table presents the identifiable assets for each of the reportable segments:

	Identifiable Assets as of
	September 30,	December 31,
($ in millions)	2014	2013
Lithium	$1,820.1	$1,373.4
Surface Treatment	1,158.1	1,152.9
Other (a)	1,001.0	1,872.9
Eliminations (b)	(402.6)	(416.0)
Total (c)	$3,576.6	$3,983.2

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

(b)                 Amounts included in “Eliminations” represent individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate cash concentration arrangements. These amounts are eliminated as the cash concentration arrangement balances are included in the “Other” segment’s identifiable assets.

(c)                  Amounts do not include $1,505.3 million and $1,549.1 million of identifiable assets at September 30, 2014 and December 31, 2013, respectively, from discontinued operations. Total identifiable assets including these amounts were $5,081.9 million and $5,532.3 million as of September 30, 2014 and December 31, 2013, respectively.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2013 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA are described more fully below:

		Surface	Corporate
($ in millions)	Lithium	Treatment	and other	Consolidated
Three months ended September 30, 2014
Income from continuing operations before taxes	$33.7	$42.5	$17.6	$93.8
Interest expense, net	(0.4)	2.9	11.0	13.5
Depreciation and amortization	11.1	8.7	4.8	24.6
Restructuring and other severance costs (a)	0.1	1.3	—	1.4
Equity investment adjustments (b)	8.7	0.8	—	9.5
Systems/organization establishment expenses (c)	0.6	—	0.1	0.7
Acquisition and disposal costs (d)	0.1	0.2	11.0	11.3
Asset write-downs and other (e)	0.2	0.3	(0.1)	0.4
Foreign exchange (gain) loss on financing activities, net (f)	(0.2)	0.7	(55.6)	(55.1)
Other	—	0.4	0.1	0.5
Total Adjusted EBITDA from continuing operations	$53.9	$57.8	$(11.1)	$100.6

Three months ended September 30, 2013
Income (loss) from continuing operations before taxes	$27.6	$48.3	$(76.5)	$(0.6)
Interest expense, net	0.5	2.9	17.8	21.2
Depreciation and amortization	11.6	8.8	2.4	22.8
Restructuring and other severance costs (a)	1.4	1.0	2.2	4.6
Systems/organization establishment expenses (c)	0.2	0.1	—	0.3
Acquisition and disposal costs (d)	—	0.7	1.5	2.2
Loss on early extinguishment/modification of debt (g)	2.2	3.2	10.1	15.5
Asset write-downs and other (e)	(0.8)	0.1	—	(0.7)
Gain on previously held equity investment (h)	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net (f)	0.4	1.3	29.5	31.2
Other	—	0.5	0.6	1.1
Total Adjusted EBITDA from continuing operations	$43.1	$50.9	$(12.4)	$81.6

Nine months ended September 30. 2014
Income (loss) from continuing operations before taxes	$92.2	$122.8	$(40.3)	$174.7
Interest expense, net	(0.9)	9.0	33.2	41.3
Depreciation and amortization	34.7	26.2	14.8	75.7
Restructuring and other severance costs (a)	3.7	3.3	—	7.0
Equity investment adjustments (b)	11.8	2.9	—	14.7
Systems/organization establishment expenses (c)	1.7	0.3	0.1	2.1
Acquisition and disposal costs (d)	0.1	0.9	11.9	12.9
Asset write-downs and other (e)	1.8	0.2	0.1	2.1
Foreign exchange (gain) loss on financing activities, net (f)	(5.3)	1.5	(57.1)	(60.9)
Other	—	0.4	0.1	0.5
Total Adjusted EBITDA from continuing operations	$139.8	$167.5	$(37.2)	$270.1

Nine months ended September 30, 2013
Income (loss) from continuing operations before taxes	$87.2	$114.8	$(160.6)	$41.4
Interest expense, net	1.9	9.0	57.0	67.9
Depreciation and amortization	34.5	26.2	7.3	68.0
Restructuring and other severance costs (a)	5.8	4.4	3.0	13.2
Systems/organization establishment expenses (c)	0.7	0.8	—	1.5
Acquisition and disposal costs (d)	0.1	1.5	4.1	5.7
Loss on early extinguishment/modification of debt (g)	2.2	3.2	10.1	15.5
Asset write-downs and other (e)	3.9	0.1	—	4.0
Gain on previously held equity investment (h)	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net (f)	2.7	—	39.0	41.7
Other	—	1.0	1.2	2.2
Total Adjusted EBITDA from continuing operations	$139.0	$145.0	$(38.9)	$245.1

(a)                  See Note 15, “Restructuring and Other Severance Costs,” for further details.

(b)                  The following table represents adjustments to the EBITDA of unconsolidated affiliates included in the calculation of Adjusted EBITDA, consistent with the adjustments made on a consolidated basis:

		Surface
($ in millions)	Lithium	Treatment	Consolidated
Three months ended September 30, 2014
Interest income, net	$(0.4)	$—	$(0.4)
Depreciation and amortization	1.9	0.2	2.1
Income tax provision	1.0	0.7	1.7
Acquisition method inventory charges (i)	6.2	—	6.2
Other	—	(0.1)	(0.1)
Total adjustments	$8.7	$0.8	$9.5
Nine months ended September 30, 2014
Interest income, net	$(0.5)	$(0.2)	$(0.7)
Depreciation and amortization	2.3	0.5	2.8
Income tax provision	1.1	2.5	3.6
Acquisition method inventory charges (i)	8.9	—	8.9
Other	—	0.1	0.1
Total adjustments	$11.8	$2.9	$14.7

(c)                  Primarily represents costs incurred in conjunction with the integration of businesses acquired.

(d)                 Primarily represents professional fees incurred in connection with exploring strategic options, and for the three and nine months ended September 30, 2014, these primarily relate to the announced merger between the Company and Albemarle.

(e)                  For the nine months ended September 30, 2014, the charge primarily relates to the impairment of a brine pond in Chile in the Lithium segment related to damage from unfavorable weather conditions. For the three and nine months ended September 30, 2013, the amounts primarily relate to the write-off of assets related to the termination of a geothermal energy project at the Silver Peak, Nevada lithium facility.

(f)                   For the three and nine months ended September 30, 2014, foreign exchange gains were primarily related to the impact of a weaker Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity, as well as non-operating Euro-denominated transactions. For the three and nine months ended September 30, 2013, foreign exchange losses were primarily related to the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans.

(g)                  For the three and nine months ended September 30, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, the Company recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million.

(h)                 Represents the gain as a result of revaluing the Company’s previously held equity interest to fair value related to the acquisition of the remaining 50% interest in a Surface Treatment joint venture in India on July 1, 2013 for a purchase price of $21.0 million.

(i)                     All inventories acquired in an acquisition must be revalued to “fair value,” resulting in a reduction in earnings as the inventory is sold in the ordinary course of business. This adjustment recognizes the effect based on the inventory values from the Company’s acquisition of a 49% interest in the joint venture related to Talison in May 2014.

5.  VARIABLE INTEREST ENTITIES:

As discussed in Note 3, “Discontinued Operations,” the Company entered into a definitive agreement in September 2013 to sell its TiO2 Pigments and Other Businesses, which include Titanium Dioxide Pigments and the Timber Treatment Chemicals business. This transaction was completed in October 2014. Our discontinued operations include the following variable interest entities:

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

As of September 30, 2014 and December 31, 2013, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	September 30,	December 31,
($ in millions)	2014	2013
Total assets (a)	$64.3	$65.3

Total liabilities	$4.0	$3.6

(a)              The majority of these assets are other intangible assets.

Continuing Operations

As of September 30, 2014 and December 31, 2013, Rockwood’s aggregate net investment in ventures, particularly in the Surface Treatment segment, that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary, were $27.2 million and $32.3 million, respectively.

In May 2014, the Company completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi, in which the Company’s indirect ownership in Talison is accounted for under the equity method of accounting. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that Talison is a VIE. However, the Company has also concluded that it should not consolidate this VIE as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting the venture’s performance due to the governance structure which gives the Company protective rights only. As of September 30, 2014, the Company’s investment in Talison was $493.5 million.

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

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of September 30, 2014 and December 31, 2013, the assets and liabilities measured at fair value on a recurring basis are cash equivalents and government securities. In addition, the Company measures its pension plan assets at fair value (see Item 8. Financial Statements and Supplementary Data - Note 14, “Employee Benefit Plans” in the Company’s 2013 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

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

Level 3 —

Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any recurring financial assets or liabilities that are recorded on its condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 that are classified as Level 3 inputs.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s recurring financial assets and liabilities that are measured at fair value in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
($ in millions)	Total	Level 1	Total	Level 1
Assets
Cash equivalents	$236.8	$236.8	$1,370.5	$1,370.5
Government securities	0.1	0.1	0.1	0.1
Total assets at fair value	$236.9	$236.9	$1,370.6	$1,370.6

Debt

As of September 30, 2014 and December 31, 2013, the Company’s estimated fair value of its unsecured Senior Notes due in 2020 (“2020 Notes”) was $1,289.9 million and $1,273.8 million, respectively, based on quoted market values in active markets from financial service providers. The Company’s principal carrying amount of the 2020 Notes was $1,249.3 million and $1,250.0 million at September 30, 2014 and December 31, 2013, respectively. The Company categorizes these 2020 Notes as Level 1 in the fair value hierarchy.

7.  INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2014	2013
Raw materials	$60.3	$64.7
Work-in-process	54.4	53.4
Finished goods	112.8	110.1
Total	$227.5	$228.2

8.  GOODWILL:

Goodwill balances and activity by segment are as follows:

		Surface
($ in millions)	Lithium	Treatment	Total
Balance, December 31, 2013	$275.1	$384.5	$659.6
Foreign exchange	(22.6)	(27.8)	(50.4)
Balance, September 30, 2014	$252.5	$356.7	$609.2

9.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of September 30, 2014			As of December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$107.0	$(81.6)	$25.3	$111.7	$(81.1)	$30.6
Trade names and trademarks	44.9	(23.6)	21.4	47.9	(23.6)	24.3
Customer relationships	143.2	(89.1)	54.1	146.1	(83.8)	62.3
Other	37.0	(27.2)	9.7	37.3	(26.6)	10.7
Total	$332.1	$(221.5)	$110.5	$343.0	$(215.1)	$127.9

Amortization of other intangible assets was $5.5 million and $6.8 million in the three months ended September 30, 2014 and 2013, respectively, and $18.8 million and $19.6 million in the nine months ended September 30, 2014 and 2013, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2014	$24.9
2015	20.9
2016	19.3
2017	17.3
2018	10.2

10.  LONG-TERM DEBT:

Long-term debt is summarized as follows:

	September 30,	December 31,
($ in millions)	2014	2013
2020 Unsecured senior notes	$1,249.3	$1,250.0
Capitalized lease obligations	26.9	31.5
Other loans	12.1	13.9
	1,288.3	1,295.4
Less current maturities	(9.5)	(10.3)
	$1,278.8	$1,285.1

In April 2014, the Company announced that its wholly-owned subsidiary, Rockwood Specialties Group, Inc. (“RSGI”), commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of its $1.25 billion of 4.625% Senior Notes due in 2020 (“2020 Notes”), at a purchase price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon, to but not including the date of purchase. The Asset Sale Offer was made pursuant to the indenture governing the 2020 Notes as a result of the Company’s sale of the Advanced Ceramics segment and Clay-based Additives business. Those sales constituted “Asset Sales” under the indenture governing the 2020 Notes. The principal amount of the Notes tendered and accepted in the Asset Sale Offer was $0.7 million.

For further details of the terms of the Company’s long-term debt, see Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt” in the Company’s 2013 Annual Report on Form 10-K.

11.  INCOME TAXES:

The effective tax rate on income from continuing operations was 42.0% and 36.9% for the three and nine months ended September 30, 2014, respectively. The income tax rate is higher than the U.S. statutory rate of 35% primarily due to a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature, an income tax charge related to a tax rate change in Chile and an unfavorable earnings mix. The higher rate in the nine months ended September 30, 2014 was partially offset by the reversal of tax reserves due to a lapse in statute of limitations.

The Company recorded an income tax benefit of $9.0 million on a loss from continuing operations of $0.6 million for the three months ended September 30, 2013 and an income tax charge of $0.8 million on income from continuing operations of $41.4 million (effective tax rate of 1.9%) for the nine months ended September 30, 2013. The income tax benefit for the three months ended September 30, 2013 is favorably impacted by the reversal of tax reserves and a beneficial foreign earnings mix. The effective tax rate for the nine months ended September 30, 2013 is lower than the U.S. statutory rate of 35% primarily due to the reversal of tax reserves and a beneficial foreign earnings mix.

The following table reflects the activity in the Company’s worldwide valuation allowance attributable to deferred tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2013	$18.5
U.S. valuation allowance - State	(1.4)
Foreign valuation allowance	5.2
Other	(0.6)
Balance as of September 30, 2014	$21.7

Unrecognized tax benefits at September 30, 2014 were $28.5 million, all of which, if recognized, would impact the effective tax rate. The Company has accrued $5.6 million for interest and penalties as of September 30, 2014. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

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

All restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of September 30, 2014 and December 31, 2013 has been recorded as mezzanine equity (outside of permanent equity) in the condensed consolidated balance sheets. The Company, Albemarle and the Merger Sub entered into an Agreement and Plan of Merger on July 15, 2014. As a result, on the closing date of the transaction, approximately 550,000 restricted stock units (such amount may be increased up to 150% depending upon performance) shall immediately become converted into the right to receive a cash payment on the original vesting date. Such payment may be accelerated if employment is terminated by the Company prior to such date.

The aggregate compensation cost for restricted stock units and Board of Director stock grants recorded under the stock-based compensation plans was $1.8 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively, and $7.4 million and $9.9 million for the nine months ended September 30, 2014 and 2013, respectively. The total tax benefit recognized related to stock awards was $0.7 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively.

See Item 8. Financial Statements and Supplementary Data - Note 13, “Stock-Based Compensation,” in the Company’s 2013 Annual Report on Form 10-K for further details of the Company’s stock-based compensation plans.

13.   PENSION AND POSTRETIREMENT LIABILITIES:

The following table represents the net periodic benefit cost of defined benefit pension plans:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Service cost	$0.9	$0.9	$2.9	$2.8
Interest cost	3.9	3.6	11.8	10.8
Expected return on assets	(2.2)	(2.1)	(6.6)	(6.2)
Amortization of actuarial losses	1.1	1.5	3.3	4.4
Amortization of prior service cost	0.2	0.2	0.5	0.5
Total pension cost	$3.9	$4.1	$11.9	$12.3

Contributions to defined benefit pension plans, including benefit payments paid directly to plan participants, are expected to approximate $17.7 million during 2014, of which $13.3 million was contributed in the nine months ended September 30, 2014.

The Company also sponsors and participates in various defined contribution and multi-employer plans. The expense for the defined contribution plans was $2.0 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $5.7 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively. The expense for the multi-employer plans was $0.4 million for both of the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

14.   EARNINGS PER COMMON SHARE:

Basic and diluted earnings per common share (“EPS”) were computed using the following common share data:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts; shares in thousands)	2014	2013	2014	2013
EPS Numerator:
Amounts attributable to Rockwood Holdings, Inc.:
Income from continuing operations	$54.4	$8.4	$110.2	$40.6
Income from discontinued operations	31.5	1,102.8	1.6	1,119.5
Net income	$85.9	$1,111.2	$111.8	$1,160.1

EPS Denominator:
Basic weighted average number of common shares outstanding	71,239	74,262	72,504	76,611
Effect of dilutive stock options and other incentives	937	1,644	1,043	1,653
Diluted weighted average number of common shares outstanding and common stock equivalents	72,176	75,906	73,547	78,264

Basic earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.76	$0.11	$1.52	$0.53
Earnings from discontinued operations	0.45	14.85	0.02	14.61
Basic earnings per share	$1.21	$14.96	$1.54	$15.14

Diluted earnings per share attributable to Rockwood Holdings, Inc. shareholders:
Earnings from continuing operations	$0.75	$0.11	$1.50	$0.52
Earnings from discontinued operations	0.44	14.53	0.02	14.30
Diluted earnings per share	$1.19	$14.64	$1.52	$14.82

For the three and nine months ended September 30, 2014 and 2013, there were no outstanding shares that would have had an anti-dilutive effect.

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

The following table provides the restructuring and other severance costs for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Severance/Relocation	$0.1	$0.2	$1.1	$2.2
Facility/entity closure and other	1.0	4.0	2.6	8.9
Asset write-downs	—	—	3.0	—
Restructuring charge	1.1	4.2	6.7	11.1
Other severance costs	0.3	0.4	0.3	2.1
Total	$1.4	$4.6	$7.0	$13.2

For the three months ended September 30, 2014, the restructuring charges were primarily incurred in the Surface Treatment segment mainly due to closure costs. For the nine months ended September 30, 2014, the restructuring charges primarily relate to asset write-downs, as well as severance and closure costs, in connection with the closure of a lithium manufacturing facility in India, as well as closure and severance costs in the Surface Treatment segment.

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

All restructuring actions still in progress as of September 30, 2014 are expected to be substantially complete within the next twelve months. However, payouts of certain liabilities resulting from these actions will take place over several years. There are no significant future costs related to open restructuring plans remaining. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility/Entity
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2013	$2.4	$4.8	$7.2
Restructuring charge in 2014	1.1	5.6	6.7
Utilized	(1.3)	(3.6)	(4.9)
Foreign exchange and other	(0.1)	(3.2)	(3.3)
Liability balance, September 30, 2014	$2.1	$3.6	$5.7

16.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension related	Foreign	Intercompany	Net	Total
	adjustments,	currency	foreign currency	investment hedge,	accumulated other
($ in millions)	net of tax	translation	loans	net of tax	comprehensive income
Balance at December 31, 2013	$(123.2)	$269.1	$147.7	$(189.9)	$103.7
Other comprehensive income before reclassifications	6.7	(178.9)	(39.4)	—	(211.6)
Amounts reclassified from accumulated other comprehensive income to net income	5.3	—	—	—	5.3
Balance at September 30, 2014	$(111.2)	$90.2	$108.3	$(189.9)	$(102.6)

The amounts reclassified from accumulated other comprehensive income (loss) into net income are as follows:

($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other	Three months ended September 30,		Nine months ended September 30,
Comprehensive Income Components	2014	2013	2014	2013
Pension related adjustments:
Sale of Advanced Ceramics (a)	$—	$(18.1)	$—	$(18.1)
Actuarial losses (b)	(2.2)	(4.1)	(6.5)	(12.4)
Prior service costs (b)	(0.2)	(0.2)	(0.6)	(0.6)
	(2.4)	(22.4)	(7.1)	(31.1)
Income tax provision	0.6	6.1	1.8	8.5
	$(1.8)	$(16.3)	$(5.3)	$(22.6)

Foreign Currency Translation:
Sale of Advanced Ceramics (a)	$—	$(3.3)	$—	$(3.3)
	$—	$(3.3)	$—	$(3.3)

Intercompany foreign currency loans:
Sale of Advanced Ceramics (a)	$—	$1.5	$—	$1.5
	$—	$1.5	$—	$1.5

Total reclassifications for the period	$(1.8)	$(18.1)	$(5.3)	$(24.4)

(a)                    Amounts reclassified to gain on sale of discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

(b)                    These accumulated other comprehensive loss components are included in the computation of net periodic pension costs that are recorded in costs of products sold and selling, general and administrative expenses in the condensed consolidated statements of operations. In addition, these accumulated other comprehensive loss components include the effect of actuarial losses and prior service costs from discontinued operations.

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

Shareholder Litigation

On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County relating to the Merger. Both suits name the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al., (“Thwaites I”) and Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each name Rockwood, its directors and Albemarle as defendants. Thwaites II and the cases filed in Delaware also name Merger Sub as a defendant. The lawsuits (collectively the “Actions”), which contain substantially similar allegations, include allegations that the Rockwood board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders will receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits seek a variety of equitable relief, including enjoining the Rockwood board of directors from proceeding with the proposed Merger unless and until they have acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints shall be due until after plaintiffs in the cases filed in Delaware file an amended consolidated complaint. Plaintiffs in the cases filed in Delaware have yet to file an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint including additional allegations that the registration statement failed to disclose material information. On October 6, 2014, the parties in Thwaites II filed a stipulation whereby the plaintiff agreed to extend the time for defendants to answer or otherwise move to dismiss the amended complaint to December 8, 2014, and the defendants agreed to provide certain limited discovery without prejudice to any and all defenses prior to answering or otherwise moving to dismiss the amended complaint.

On November 6, 2014, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs providing for the settlement of all claims in the Actions. Under the MOU, and subject to court approval and definitive documentation, the plaintiffs and the putative class settle and release, against the named defendants and their affiliates and agents, all claims in the Actions and any potential claim related to (i) the Merger or the Merger Agreement, (ii) any deliberations or negotiations in connection with the Merger or the Merger Agreement, including the process of deliberation or negotiation by the defendants, and any of their respective officers, directors, principals, partners or advisors, (iii) the consideration to be received by class members in connection with the Merger, (iv) the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission by the Company on October 1, 2014, or any other disclosures made available or filed relating to the Merger, (v) the statutory or fiduciary obligations of the defendants and certain related persons in connection with the Merger, (vi) the fees, expenses or costs incurred with prosecuting, defending or settling the Actions, or (vii) any of the allegations in any complaint or amendment(s) thereto filed in the Actions.

While the Company and Albemarle believe that no supplemental disclosure is required under applicable laws, in order to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending such actions, the Company and Albemarle have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed Merger.  The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court of New Jersey, Mercer County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Superior Court of New Jersey, Mercer County for an award of attorneys’ fees and expenses to be paid by the Company or its successor. The settlement, including the payment by the Company or any successor thereto of any such attorneys’ fees, is also contingent upon, among other things, the Merger becoming effective under Delaware law. There can be no assurance that the Superior Court of New Jersey, Mercer County will approve the settlement contemplated by the MOU. In the event that the settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the Actions, which the defendants believe are without merit.

Former Glass Sealants Business

A subsidiary in the Surface Treatment segment formerly manufactured and distributed sealants for insulating glass. This business was sold in 2003. This subsidiary has been named as a defendant, or third-party defendant, in several lawsuits, which were initiated prior to and after the sale of the business, relating to allegedly defective manufacturing of those products. The six remaining lawsuits are pending in the Netherlands (High Court of Hertogenbosch). The court of the first instance in those litigations concluded in March 2012 that the Company’s subsidiary breached certain implied product warranties and is responsible for certain alleged damages to be determined. The Company’s subsidiary has appealed the decisions. The subsidiary may be required to compensate the eventual damage claims still to be asserted by the various plaintiffs in these actions. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such damages and, if not, its subsidiary may not have sufficient cash flow to pay them. The Company estimates that the possible range of loss from those damage claims, net of expected insurance recoveries, is from €0.7 million ($0.9 million) to €4.0 million ($5.1 million) as of September 30, 2014. The Company does not believe that the resolution of these matters will have a material effect on its consolidated financial condition, results of operations or cash flows.

Real Estate Transfer Tax Matter

In December 2009, the Company received a tax assessment from German tax authorities, claiming that the Company’s acquisition of Dynamit Nobel in 2004 triggered a real estate transfer tax obligation. The Company appealed the assessment to the German tax authorities on the grounds that it had already paid the relevant real estate transfer tax and that the further assessment would constitute duplicate taxation of the real estate transfers. However, in October 2011, the German tax authorities affirmed their position with regard to the assessment. Consequently, the Company appealed this assessment with the German Fiscal Court and intends to vigorously defend its position in this matter. The Company estimates that the possible range of loss from these claims as of September 30, 2014 is from €0.0 million to €5.7 million ($7.2 million). The Company does not expect this matter to have a material impact on its consolidated financial condition, results of operations or cash flows.

La Negra Construction Project

In August 2013, a subsidiary of the Company’s Lithium segment sought to terminate a construction agreement to which it is a party for a breach of the construction agreement by the other party/contractor in connection with the expansion project in La Negra, Chile. As a result of the eventual termination, the contractor tendered an arbitration claim under the construction agreement in March 2014. The Company’s subsidiary issued a counterclaim in April 2014 seeking damages resulting from such contractor’s breach. The parties are currently participating in a binding arbitration process with a third party arbitrator in Chile under the Santiago Chamber of Commerce rules as required under the construction agreement. The Company estimates that the possible range of loss from these claims as of September 30, 2014 is from $0.0 million to $4.7 million. The Company does not expect this matter to have a material impact on its consolidated financial condition, results of operations or cash flows.

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

Reserves in connection with known product liability matters, net of expected insurance recoveries, do not individually exceed $1.9 million and in the aggregate equal $2.8 million as of September 30, 2014. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known or expected insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The Company’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of September 30, 2014, the Company has recorded a reserve of €4.9 million ($6.2 million) against its related receivable of €5.4 million ($6.8 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at September 30, 2014:

Country	Location	(a)	(b)	(c)	(d)	(e)	(f)
Brazil	Diadema			X		X
Chile	La Negra				X
	Salar de Atacama				X
China	Shenzhen			X
France	Sens	X
Germany	Duisburg				X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Stadeln	X	X
	Troisdorf	X	X	X
	Walluf						X
The Netherlands	Oss	X
South Africa	Boksburg	X
United States	Beltsville, MD	X
	East St. Louis, IL			X
	Easton, PA			X
	Kings Mountain, NC				X
	Pineville, NC					X
	Silver Peak, NV				X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

(f)                      The Company will be required to conduct certain investigation activities at the end of the lease of a retained site in connection with the sale of TiO2 Pigments and Other Businesses.

The Company is also responsible for environmental matters at one of its former off-site disposal locations owned by a third party. This site is considered a Superfund site as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at a Superfund locations in South Gate, CA and Houston, TX. Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material effect on its consolidated financial condition, results of operations or cash flows. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company’s or its predecessor’s former and present properties and/or at sites where the Company and its predecessor disposed wastes could expose the Company to clean up obligations and other damages in the future.

In connection with the sale of TiO2 Pigments and Other Businesses, the Company agreed to retain liability for certain environmental matters at the following operating sites where the Company currently has environmental reserves; Walluf, Germany, Hainhausen, Germany, Shenzhen, China, Beltsville, Maryland, East St. Louis, Illinois, Easton, Pennsylvania and Valdosta, Georgia. The Company also agreed to retain certain operating sites and lease them to the purchaser. Thus, the reserves for the above sites, and for one other site, include estimates for further environmental investigation costs. Accordingly, the reserves for these sites remain in continuing operations. The reserves for remaining TiO2 Pigments and Other Businesses operating sites are included in discontinued operations (Birtley, UK, Duisburg, Uerdingen, and Schwarzheide, Germany, Kipsikorpi, Finland, Harrisburg, North Carolina, and Turin, Italy). The Company also agreed to indemnify the buyer for certain environmental matters at such other operating sites of the businesses for a limited period subject to certain limitations, caps and deductibles.

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

On a consolidated basis, the Company has accrued $37.7 million and $42.0 million for environmental liabilities as of September 30, 2014 and December 31, 2013, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets. Included in the environmental liabilities are reclamation obligations of $16.4 million and $15.3 million as of September 30, 2014 and December 31, 2013, respectively. These obligations primarily relate to post-closure reclamation in the surface mining and manufacturing sites within the Lithium segment.

The remaining environmental liabilities ($21.3 million and $26.7 million as of September 30, 2014 and December 31, 2013, respectively) represent remediation obligations. The Company estimates that the potential range for such environmental matters (excluding reclamation obligations) as of September 30, 2014 is from $21.3 million to $33.4 million. Of these accruals, $13.2 million and $14.3 million as of September 30, 2014 and December 31, 2013, respectively, represent liabilities discounted using discount rates ranging from 2.8% to 7.5%.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. For the nine months ended September 30, 2014, the Company recorded charges of $1.9 million to increase its environmental liabilities and made payments of $0.9 million for reclamation and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2014, the recurring cost of managing hazardous substances for ongoing operations is $7.5 million.

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

•                  Issuer — RSGI, the issuer of the guaranteed obligations, owns direct or indirect investments in all other domestic and foreign subsidiaries;

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

•                  Consolidating Adjustments — represent adjustments to (a) eliminate intercompany transactions between or among the Parent Company, RSGI, the Guarantor Subsidiaries and the Non-Guarantor subsidiaries, (b) eliminate the investments in subsidiaries and (c) offset deferred income taxes within the same tax jurisdictions; and

•                  Total Consolidated Amounts — Parent Company and its subsidiaries on a consolidated basis.

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

The guarantor financial statements for the three and nine months ended September 30, 2013 were adjusted for the adjustment related to Turin, Italy (described in Note 19, “Immaterial Corrections”), a correction of misclassifications among operating, investing and financing activities in the guarantor statements of cash flows for the nine months ended September 30, 2013 for intercompany pooling/lending arrangements, and other changes to conform to current year presentation.

The following tables present the Company’s consolidating statement of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, the consolidating statement of cash flows for the nine months ended September 30, 2014 and 2013, and the consolidating balance sheets as of September 30, 2014 and December 31, 2013:

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$90.7	$286.7	$(21.1)	$356.3
Cost of products sold	—	—	53.8	161.7	(22.1)	193.4
Gross profit	—	—	36.9	125.0	1.0	162.9
Selling, general and administrative expenses	—	—	38.8	75.0	—	113.8
Equity in earnings of unconsolidated affiliates	—	—	—	(5.1)	—	(5.1)
Restructuring and other severance costs	—	—	0.5	0.9	—	1.4
Asset write-downs and other	—	—	0.1	0.3	—	0.4
Operating (loss) income	—	—	(2.5)	53.9	1.0	52.4
Other (expenses) income, net:
Intergroup interest, net	—	8.3	(2.2)	(6.1)	—	—
Interest (expense) income, net	—	(14.9)	(0.3)	1.7	—	(13.5)
Intergroup other, net	—	—	(0.2)	0.2	—	—
Foreign exchange (loss) gain on financing activities, net	—	(4.3)	0.4	59.0	—	55.1
Other, net	—	—	0.1	(0.3)	—	(0.2)
Other (expenses) income, net	—	(10.9)	(2.2)	54.5	—	41.4
(Loss) income from continuing operations before taxes	—	(10.9)	(4.7)	108.4	1.0	93.8
Income tax (benefit) provision	—	(4.8)	(0.5)	44.4	0.3	39.4
Net (loss) income from continuing operations	—	(6.1)	(4.2)	64.0	0.7	54.4
Income from discontinued operations, net of tax	—	3.1	17.2	12.6	0.6	33.5
Equity in undistributed earnings of subsidiaries	85.9	88.9	11.0	85.9	(271.7)	—
Net income	85.9	85.9	24.0	162.5	(270.4)	87.9
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(2.0)	—	(2.0)
Net income attributable to Rockwood Holdings, Inc. stockholders	$85.9	$85.9	$24.0	$160.5	$(270.4)	$85.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$85.9	$85.9	$24.0	$162.5	$(270.4)	$87.9

Other comprehensive loss	(206.1)	(206.1)	(1.7)	(374.1)	581.9	(206.1)

Comprehensive loss	(120.2)	(120.2)	22.3	(211.6)	311.5	(118.2)
Comprehensive income attributable to noncontrolling interest	—	—	—	(2.0)	—	(2.0)
Comprehensive loss attributable to Rockwood Holdings, Inc. stockholders	$(120.2)	$(120.2)	$22.3	$(213.6)	$311.5	$(120.2)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$265.5	$876.1	$(68.5)	$1,073.1
Cost of products sold	—	—	160.0	495.4	(70.1)	585.3
Gross profit	—	—	105.5	380.7	1.6	487.8
Selling, general and administrative expenses	—	0.7	101.7	230.9	—	333.3
Equity in earnings of unconsolidated affiliates	—	—	—	(9.9)	—	(9.9)
Restructuring and other severance costs	—	—	1.0	6.0	—	7.0
Asset write-downs and other	—	—	0.1	2.0	—	2.1
Operating (loss) income	—	(0.7)	2.7	151.7	1.6	155.3
Other (expenses) income, net:
Intergroup interest, net	—	30.4	(6.6)	(23.8)	—	—
Interest (expense) income, net	—	(44.9)	(0.8)	4.4	—	(41.3)
Intergroup other, net	—	—	10.0	(10.0)	—	—
Foreign exchange (loss) gain on financing activities, net	—	(4.5)	0.2	65.2	—	60.9
Other, net	—	—	0.1	(0.3)	—	(0.2)
Other (expenses) income, net	—	(19.0)	2.9	35.5	—	19.4
(Loss) income from continuing operations before taxes	—	(19.7)	5.6	187.2	1.6	174.7
Income tax provision (benefit)	—	7.8	(8.8)	64.9	0.6	64.5
Net (loss) income from continuing operations	—	(27.5)	14.4	122.3	1.0	110.2
Income (loss) from discontinued operations, net of tax	—	13.7	9.5	(18.8)	—	4.4
(Loss) gain on sale of discontinued operations, net of tax	—	(0.1)	—	2.2	—	2.1
Equity in undistributed earnings of subsidiaries	111.8	125.7	42.3	111.8	(391.6)	—
Net income	111.8	111.8	66.2	217.5	(390.6)	116.7
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(4.9)	—	(4.9)
Net income attributable to Rockwood Holdings, Inc. stockholders	$111.8	$111.8	$66.2	$212.6	$(390.6)	$111.8

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$111.8	$111.8	$66.2	$217.5	$(390.6)	$116.7

Other comprehensive loss	(206.3)	(206.3)	(1.4)	(373.6)	581.3	(206.3)

Comprehensive (loss) income	(94.5)	(94.5)	64.8	(156.1)	190.7	(89.6)
Comprehensive income attributable to noncontrolling interest	—	—	—	(4.9)	—	(4.9)
Comprehensive (loss) income attributable to Rockwood Holdings, Inc. stockholders	$(94.5)	$(94.5)	$64.8	$(161.0)	$190.7	$(94.5)

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$88.3	$282.5	$(25.0)	$345.8
Cost of products sold	—	—	56.1	162.5	(25.5)	193.1
Gross profit	—	—	32.2	120.0	0.5	152.7
Selling, general and administrative expenses	—	—	29.4	70.4	—	99.8
Equity in earnings of unconsolidated affiliates	—	—	—	(2.3)		(2.3)
Gain on previously held equity investment	—	—	—	(16.0)		(16.0)
Restructuring and other severance costs	—	—	0.3	4.3	—	4.6
Asset write-downs and other	—	—	(0.9)	0.2	—	(0.7)
Operating income	—	—	3.4	63.4	0.5	67.3
Other income (expenses), net:
Intergroup interest, net	—	15.6	(3.0)	(12.6)	—	—
Interest expense, net	—	(20.7)	(0.8)	0.3	—	(21.2)
Loss on early extinguishment/modification of debt	—	(0.8)	(4.3)	(10.4)	—	(15.5)
Intergroup other, net	—	58.7	(51.5)	(7.2)	—	—
Foreign exchange loss on financing activities, net	—	(11.6)	(0.2)	(19.4)	—	(31.2)
Other (expenses) income, net	—	41.2	(59.8)	(49.3)	—	(67.9)
Income (loss) from continuing operations before taxes	—	41.2	(56.4)	14.1	0.5	(0.6)
Income tax provision (benefit)	—	2.7	(0.4)	(11.3)	—	(9.0)
Net income (loss) from continuing operations	—	38.5	(56.0)	25.4	0.5	8.4
(Loss) income from discontinued operations, net of tax	—	(6.1)	6.4	(61.2)	—	(60.9)
Gain on sale of discontinued operations, net of tax	—	3.0	8.9	1,151.9	—	1,163.8
Equity in undistributed earnings of subsidiaries	1,111.2	1,075.8	13.4	1,111.2	(3,311.6)	—
Net income (loss)	1,111.2	1,111.2	(27.3)	2,227.3	(3,311.1)	1,111.3
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	(0.1)	—	(0.1)
Net income attributable to Rockwood Holdings, Inc. stockholders	$1,111.2	$1,111.2	$(27.3)	$2,227.2	$(3,311.1)	$1,111.2

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$1,111.2	$1,111.2	$(27.3)	$2,227.3	$(3,311.1)	$1,111.3

Other comprehensive income	102.9	102.9	0.9	175.8	(278.9)	103.6

Comprehensive income (loss)	1,214.1	1,214.1	(26.4)	2,403.1	(3,590.0)	1,214.9
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Rockwood Holdings, Inc. stockholders	$1,214.1	$1,214.1	$(26.4)	$2,402.9	$(3,590.0)	$1,214.7

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
Net sales	$—	$—	$249.1	$849.4	$(67.7)	$1,030.8
Cost of products sold	—	—	156.1	478.7	(67.3)	567.5
Gross profit	—	—	93.0	370.7	(0.4)	463.3
Selling, general and administrative expenses	—	0.4	89.8	212.8	—	303.0
Equity in earnings of unconsolidated affiliates	—	—	—	(7.4)		(7.4)
Gain on previously held equity investment	—	—	—	(16.0)	—	(16.0)
Restructuring and other severance costs	—	—	7.2	6.0	—	13.2
Asset write-downs and other	—	—	3.8	0.2	—	4.0
Operating (loss) income	—	(0.4)	(7.8)	175.1	(0.4)	166.5
Other income (expenses), net:
Intergroup interest, net	—	53.4	(9.2)	(44.2)	—	—
Interest expense, net	—	(66.1)	(1.8)	—	—	(67.9)
Loss on early extinguishment/modification of debt	—	(0.8)	(4.3)	(10.4)	—	(15.5)
Intergroup other, net	—	58.7	(36.6)	(22.1)	—	—
Foreign exchange loss on financing activities, net	—	(18.0)	(0.5)	(23.2)	—	(41.7)
Other income (expenses), net	—	27.2	(52.4)	(99.9)	—	(125.1)
Income (loss) from continuing operations before taxes	—	26.8	(60.2)	75.2	(0.4)	41.4
Income tax (benefit) provision	—	(0.7)	(0.2)	1.9	(0.2)	0.8
Net income (loss) from continuing operations	—	27.5	(60.0)	73.3	(0.2)	40.6
(Loss) income from discontinued operations, net of tax	—	(6.1)	17.9	(56.9)	—	(45.1)
Gain on sale of discontinued operations, net of tax	—	3.0	8.9	1,151.9	—	1,163.8
Equity in undistributed earnings of subsidiaries	1,160.1	1,135.7	46.7	1,160.1	(3,502.6)	—
Net income	1,160.1	1,160.1	13.5	2,328.4	(3,502.8)	1,159.3
Net income attributable to the noncontrolling interest - discontinued operations	—	—	—	0.8	—	0.8
Net income attributable to Rockwood Holdings, Inc. stockholders	$1,160.1	$1,160.1	$13.5	$2,329.2	$(3,502.8)	$1,160.1

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income	$1,160.1	$1,160.1	$13.5	$2,328.4	$(3,502.8)	$1,159.3

Other comprehensive income	45.2	45.2	0.1	98.8	(115.1)	74.2

Comprehensive income	1,205.3	1,205.3	13.6	2,427.2	(3,617.9)	1,233.5
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Comprehensive income attributable to Rockwood Holdings, Inc. stockholders	$1,205.3	$1,205.3	$13.6	$2,426.6	$(3,617.9)	$1,232.9

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.0	$64.3	$638.7	$—	$710.0
Accounts receivable, net	—	—	47.9	188.5	—	236.4
Intergroup receivable	—	1,083.2	848.7	10.8	(1,942.7)	—
Inventories	—	—	58.3	172.6	(3.4)	227.5
Deferred income taxes	—	4.2	35.0	10.8	1.0	51.0
Prepaid expenses and other current assets	0.1	0.1	5.7	42.9	—	48.8
Assets of discontinued operations	3.2	90.5	283.8	1,297.9	(170.1)	1,505.3
Total current assets	3.3	1,185.0	1,343.7	2,362.2	(2,115.2)	2,779.0
Property, plant and equipment, net	—	—	138.0	733.1	—	871.1
Investment in subsidiary	3,286.5	2,590.9	526.5	3,286.5	(9,690.4)	—
Goodwill	—	—	25.5	583.7	—	609.2
Other intangible assets, net	—	—	30.2	80.3	—	110.5
Intergroup receivable	94.5	868.2	118.0	71.8	(1,152.5)	—
Deferred financing costs, net	—	15.9	—	—	—	15.9
Deferred income taxes	—	90.8	39.6	15.7	—	146.1
Investment in unconsolidated affiliates	—	4.8	—	517.3	—	522.1
Other assets	—	—	0.9	27.1	—	28.0
Total assets	$3,384.3	$4,755.6	$2,222.4	$7,677.7	$(12,958.1)	$5,081.9
LIABILITIES
Current liabilities:
Accounts payable	$—	$—	$11.6	$67.4	$—	$79.0
Intergroup payable	843.7	0.3	1,094.0	4.7	(1,942.7)	—
Income taxes payable	—	—	2.9	31.9	—	34.8
Accrued compensation	—	—	19.3	54.1	—	73.4
Accrued expenses and other current liabilities	—	27.1	22.8	54.3	—	104.2
Deferred income taxes	—	—	—	3.3	—	3.3
Long-term debt, current portion	—	—	—	9.5	—	9.5
Liabilities of discontinued operations	—	4.6	191.8	423.9	(168.3)	452.0
Total current liabilities	843.7	32.0	1,342.4	649.1	(2,111.0)	756.2
Long-term debt	—	1,249.3	—	29.5	—	1,278.8
Pension and related liabilities	—	—	8.4	237.3	—	245.7
Intergroup payable	24.9	183.0	391.4	553.2	(1,152.5)	—
Deferred income taxes	—	—	—	41.9		41.9
Other liabilities	—	4.8	25.8	60.2		90.8
Total liabilities	868.6	1,469.1	1,768.0	1,571.2	(3,263.5)	2,413.4
Restricted stock units	22.2	—	—	—	—	22.2
EQUITY
Rockwood Holdings, Inc. stockholders’ equity:
Common stock	0.8	—	190.6	164.7	(355.3)	0.8
Paid-in capital	1,275.3	1,037.1	661.4	1,728.5	(3,427.0)	1,275.3
Accumulated other comprehensive income	(102.6)	(101.3)	4.9	(103.8)	200.2	(102.6)
Retained earnings (deficit)	1,936.0	2,350.7	(402.5)	4,164.3	(6,112.5)	1,936.0
Treasury stock, at cost	(616.0)	—	—	—	—	(616.0)
Total Rockwood Holdings, Inc. stockholders’ equity	2,493.5	3,286.5	454.4	5,953.7	(9,694.6)	2,493.5
Noncontrolling interest	—	—	—	152.8	—	152.8
Total equity	2,493.5	3,286.5	454.4	6,106.5	(9,694.6)	2,646.3
Total liabilities and equity	$3,384.3	$4,755.6	$2,222.4	$7,677.7	$(12,958.1)	$5,081.9

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

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

(Unaudited)

	Parent					Total
	Company		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111.8	$111.8	$66.2	$217.5	$(390.6)	$116.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(111.8)	(125.7)	(42.3)	(111.8)	391.6	—
(Income) loss from discontinued operations, net of tax	—	(13.7)	(9.5)	18.8	—	(4.4)
Gain on sale of discontinued operations, net of tax		0.1	—	(2.2)	—	(2.1)
Depreciation and amortization	—	—	18.7	57.0	—	75.7
Deferred financing costs amortization	—	2.0	—	—	—	2.0
Equity in earnings of unconsolidated affiliates	—	—	—	(9.9)	—	(9.9)
Foreign exchange loss (gain) on financing activities, net	—	4.5	(0.2)	(65.2)	—	(60.9)
Stock-based compensation	—	—	5.2	2.2	—	7.4
Deferred income taxes	—	23.1	(22.4)	14.1	0.6	15.4
Asset write-downs and other	—	—	0.1	5.0	—	5.1
Excess tax benefits from stock-based payment arrangements	—	—	—	(1.0)	—	(1.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(5.3)	(13.9)	—	(19.2)
Inventories	—	—	(1.4)	(5.8)	(1.6)	(8.8)
Prepaid expenses and other assets	—	(0.4)	7.5	(4.1)	—	3.0
Accounts payable	—	—	1.1	(5.2)	—	(4.1)
Income taxes payable	—	(15.3)	14.4	15.4	—	14.5
Accrued expenses and other liabilities	—	13.0	(7.4)	6.5	—	12.1
Intercompany operating activities, net	—	18.2	14.0	(32.2)	—	—
Net cash provided by operating activities of continuing operations	—	17.6	38.7	85.2	—	141.5
Net cash provided by (used in) operating activities of discontinued operations	—	2.9	(28.1)	104.1	—	78.9
Net cash provided by operating activities	—	20.5	10.6	189.3	—	220.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17.4)	(117.0)	—	(134.4)
Acquisition of 49% ownership of Talison	—	(4.5)	—	(512.1)	—	(516.6)
Other acquisitions	—	—	(2.5)	—	—	(2.5)
Proceeds on sale of assets	—	—	1.3	1.1	—	2.4
Proceeds from intercompany investing related activity	—	420.0	—	—	(420.0)	—
Intercompany investing related payment	—	(261.2)	—	1.1	260.1	—
Net cash provided by (used in) investing activities of continuing operations	—	154.3	(18.6)	(626.9)	(159.9)	(651.1)
Net cash used in investing activities of discontinued operations	—	(179.9)	(57.8)	(26.1)	179.7	(84.1)
Net cash used in investing activities	—	(25.6)	(76.4)	(653.0)	19.8	(735.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	2.1	—	—	—	—	2.1
Excess tax benefits from stock-based payment arrangements	—	—	—	1.0	—	1.0
Payments of long-term debt	—	(0.7)	—	(3.2)	—	(3.9)
Proceeds from long-term debt	—	—	—	0.1	—	0.1
Dividend distributions to stockholders	(97.6)	—	—	—	—	(97.6)
Stock repurchases	(214.7)	—	—	—		(214.7)
Proceeds from intercompany financing related activity	310.2	—	—	0.3	(310.5)	—
Intercompany financing related payments	—	—	(50.4)	(420.0)	470.4	—
Net cash used in financing activities of continuing operations	—	(0.7)	(50.4)	(421.8)	159.9	(313.0)
Net cash provided by financing activities of discontinued operations	—	—	150.0	19.8	(179.7)	(9.9)
Net cash (used in) provided by financing activities	—	(0.7)	99.6	(402.0)	(19.8)	(322.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(0.4)	28.5	—	28.0
Net (decrease) increase in cash and cash equivalents	—	(5.9)	33.4	(837.2)	—	(809.7)
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	3.1	—	3.1
(Decrease) increase in cash and cash equivalents from continuing operations	—	(5.9)	33.4	(840.3)	—	(812.8)
Cash and cash equivalents, beginning of period	—	12.9	30.9	1,479.0	—	1,522.8
Cash and cash equivalents, end of period	$—	$7.0	$64.3	$638.7	$—	$710.0

ROCKWOOD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

(Unaudited)

	Parent
	Company		Guarantor	Non-Guarantor	Consolidating
	Guarantor	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,160.1	$1,160.1	$13.5	$2,328.4	$(3,502.8)	$1,159.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(1,160.1)	(1,135.7)	(46.7)	(1,160.1)	3,502.6	—
Loss (income) from discontinued operations, net of tax	—	6.1	(17.9)	56.9	—	45.1
Gain on sale of discontinued operations, net of tax	—	(3.0)	(8.9)	(1,151.9)	—	(1,163.8)
Depreciation and amortization	—	—	19.5	48.5	—	68.0
Deferred financing costs amortization	—	2.1	0.8	0.8	—	3.7
Equity in earnings of unconsolidated affiliates	—	—	—	(7.4)	—	(7.4)
Loss on early extinguishment/modification of debt	—	0.8	4.3	10.4	—	15.5
Gain on previously held equity investment	—	—	—	(16.0)	—	(16.0)
Foreign exchange loss on financing activities, net	—	18.0	0.5	23.2	—	41.7
Stock-based compensation	—	—	5.7	4.2	—	9.9
Deferred income taxes	—	(0.7)	(0.2)	—	(0.2)	(1.1)
Asset write-downs and other	—	—	3.8	0.2	—	4.0
Excess tax benefits from stock-based payment arrangements	—	—	—	(3.8)	—	(3.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	—	(9.3)	(17.2)	—	(26.5)
Inventories	—	—	(0.3)	(15.3)	0.4	(15.2)
Prepaid expenses and other assets	—	—	9.3	(8.5)	—	0.8
Accounts payable	—	—	(2.9)	(1.8)	—	(4.7)
Income taxes payable	—	(4.9)	4.2	(43.1)	—	(43.8)
Accrued expenses and other liabilities	—	12.3	13.9	(0.1)	—	26.1
Intercompany operating activities, net	—	7.9	(11.7)	3.8	—	—
Net cash provided by (used in) operating activities of continuing operations	—	63.0	(22.4)	51.2	—	91.8
Net cash (used in) provided by operating activities of discontinued operations	—	(6.5)	11.8	182.5	—	187.8
Net cash provided by (used in) operating activities	—	56.5	(10.6)	233.7	—	279.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(15.2)	(113.5)	—	(128.7)
Other acquisitions	—	—	—	(33.8)	—	(33.8)
Increase in restricted cash	—	(14.2)	—	—	—	(14.2)
Proceeds from intercompany investing related activity	—	730.0	—	200.8	(930.8)	—
Intercompany investing related payments	—	(1,498.9)	—	(1,105.0)	2,603.9	—
Proceeds on sale of assets	—	—	2.2	0.3	—	2.5
Net cash used in investing activities of continuing operations	—	(783.1)	(13.0)	(1,051.2)	1,673.1	(174.2)
Net cash provided by (used in) investing activities of discontinued operations	—	85.7	(32.6)	1,623.8	(28.0)	1,648.9
Net cash (used in) provided by investing activities	—	(697.4)	(45.6)	572.6	1,645.1	1,474.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	9.5	—	—	—	—	9.5
Excess tax benefits from stock-based payment arrangements	—	—	—	3.8	—	3.8
Payments of long-term debt	—	(1,128.1)	—	(2.2)	—	(1,130.3)
Proceeds from long-term debt	—	204.0	—	0.6	—	204.6
Fees related to early extinguishment/modification of debt	—	(0.1)	—	(5.1)	—	(5.2)
Purchase of noncontrolling interest	—	(1.0)	—	(129.3)	—	(130.3)
Dividend distributions to shareholders	(94.8)	—	—	—	—	(94.8)
Share repurchases	(399.9)	—	—	—	—	(399.9)
Proceeds from intercompany financing related activity	485.2	1,105.0	91.1	922.8	(2,604.1)	—
Intercompany financing related payments	—	(200.0)	—	(730.0)	930.0	—
Net cash (used in) provided by financing activities of continuing operations	—	(20.2)	91.1	60.6	(1,674.1)	(1,542.6)
Net cash used in financing activities of discontinued operations	—	—	(27.0)	(513.0)	29.0	(511.0)
Net cash (used in) provided by financing activities	—	(20.2)	64.1	(452.4)	(1,645.1)	(2,053.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	(0.4)	(32.0)	—	(33.2)
Net (decrease) increase in cash and cash equivalents	—	(661.9)	7.5	321.9	—	(332.5)
Less net increase in cash and cash equivalents from discontinued operations	—	—	—	1.6	—	1.6
(Decrease) increase in cash and cash equivalent from continuing operations	—	(661.9)	7.5	320.3	—	(334.1)
Cash and cash equivalents of continuing operations, beginning of period	—	665.3	8.7	592.1	—	1,266.1
Cash and cash equivalents of continuing operations, end of period	$—	$3.4	$16.2	$912.4	$—	$932.0

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

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements, now classified within discontinued operations, as well as the “Non-Guarantor Subsidiaries” column in the Company’s guarantor financial information (See Note 18, “Guarantor Financial Statements”). The major adjustments to the relevant balances as originally reported would have been as follows:

•                  Net income would have decreased $0.7 million ($0.01 per share on a diluted basis) and $1.4 million ($0.02 per share on a diluted basis) for the three and nine months ended September 30, 2013, respectively.

The following tables set forth the impact of the corrections of immaterial errors in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013
	As Previously
($ in millions)	Reported	Adjustments	As Corrected
Loss from discontinued operations, net of tax	$(60.2)	$(0.7)	$(60.9)
Net income	1,112.0	(0.7)	1,111.3
Net income attributable to Rockwood Holdings, Inc. stockholders	1,111.9	(0.7)	1,111.2

	Nine months ended September 30, 2013
	As Previously
($ in millions)	Reported	Adjustments	As Corrected
Loss from discontinued operations, net of tax	$(43.7)	$(1.4)	$(45.1)
Net income	1,160.7	(1.4)	1,159.3
Net income attributable to Rockwood Holdings, Inc. stockholders	1,161.5	(1.4)	1,160.1

The following tables set forth the impact of the corrections of immaterial errors in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2013:

	Nine months ended September 30, 2013
	As Previously
($ in millions)	Reported	Adjustments	As Corrected
Net cash provided by operating activities	$278.8	$0.8	$279.6
Net cash used in financing activities	(2,052.8)	(0.8)	(2,053.6)

20.   SUBSEQUENT EVENTS:

In September 2013, the Company entered into a definitive agreement to sell its TiO2 Pigments and Other Businesses, and in October 2014, the Company completed the sale of these businesses for an enterprise value of $1.275 billion, including the assumption of $225 million in pension obligations. The Company received net cash proceeds of approximately $950 million before investment banking fees of $8 million, which is subject to certain potential post-closing adjustments.

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

Executive Summary

We are a global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We serve more than 50,000 customers across a wide variety of industries and geographic areas. Prior to the completed divestitures described below, we operated through five reportable segments: Lithium, Surface Treatment, Performance Additives, Titanium Dioxide Pigments and Advanced Ceramics. As a result of these completed divestitures, we now operate through two reportable segments: (1) Lithium and (2) Surface Treatment.

We are focused on growth, productivity, cost reduction, margin expansion, re-investment in core businesses, bolt-on acquisitions and debt reduction to drive stockholder value. In connection with this focus, among other things:

•                  During 2013, we sold our Advanced Ceramics segment and Clay-based Additives business, and in October 2014, sold our Titanium Dioxide Pigments, Color Pigments and Services, Timber Treatment Chemicals, Rubber/Thermoplastics Compounding and Water Chemistry businesses (the “TiO2 Pigments and Other Businesses”).

•                  Our condensed consolidated financial statements have been reclassified to reflect discontinued operations for Advanced Ceramics, Clay-based Additives and the TiO2 Pigments and Other Businesses for all periods presented. See Note 3, “Discontinued Operations,” for further details.

•                  In May 2014, we completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi giving the Company an indirect ownership interest in Talison. Our ownership in the joint venture is accounted for under the equity method of accounting.

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

At the effective time of the Merger, each outstanding share of Rockwood common stock, subject to certain exceptions, will convert into the right to receive (x) $50.65 in cash, without interest, and (y) 0.4803 of a share of Albemarle common stock ((x) and (y) together, the “Merger Consideration”). Upon closing of the Merger, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30%. The transaction is subject to shareholder and regulatory approvals and other customary closing conditions and is expected to close by the end of the first quarter of 2015.

The following table is a summary of our financial highlights:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts)	2014	2013	2014	2013
Net sales	$356.3	$345.8	$1,073.1	$1,030.8

Net income from continuing operations	54.4	8.4	110.2	40.6

Adjusted EBITDA from continuing operations	100.6	81.6	270.1	245.1

Adjusted EBITDA margin from continuing operations	28.2%	23.6%	25.2%	23.8%

Diluted earnings per share from continuing operations attributable to Rockwood Holdings, Inc. stockholders	0.75	0.11	1.50	0.52

Results — Third Quarter Review

Total net sales were up in the third quarter of 2014 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly from higher automotive OEM and automotive components, aerospace, general industrial and coil and cold forming applications, as well as higher selling prices. Net sales were also higher from increased volumes of lithium battery applications and potash. This was partially offset by lower volumes from organometallic products, driven mostly by butyllithium.

Adjusted EBITDA from continuing operations increased in the third quarter of 2014 compared to the same period in the prior year primarily due to the higher net sales noted above and additional Adjusted EBITDA from our equity in unconsolidated affiliates, primarily from our acquisition of a 49% interest in Talison in May 2014. This was partially offset by higher selling, general and administrative costs.

Net income and diluted earnings per share from continuing operations were higher in the third quarter of 2014 compared to the same period in the prior year primarily due to the reasons noted above, increased foreign exchange gains on financing activities, decreased interest expense and a loss on early extinguishment/modification of debt recorded in the third quarter of 2013. This was partially offset by higher selling, general and administrative costs and a gain recorded in the third quarter of 2013 as a result of revaluing a previously held unconsolidated equity interest to fair value. Diluted earnings per share from continuing operations also benefited from fewer common shares outstanding due to share repurchases.

Results — Year-to-date Review

Total net sales were up in the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to higher surface treatment volumes, particularly from higher general industrial, automotive OEM and automotive components, coil and cold forming and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013, and higher selling prices. Net sales were also higher from increased volumes of lithium battery applications. This was partially offset by lower volumes from organometallic products, driven mostly by butyllithium, and decreased sales of potash, mainly volumes.

Adjusted EBITDA from continuing operations increased in the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to the higher net sales noted above and additional Adjusted EBITDA from our equity in unconsolidated affiliates, primarily from our acquisition of a 49% interest in Talison in May 2014, partially offset by higher selling, general and administrative costs.

Net income and diluted earnings per share from continuing operations were higher in the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to the reasons noted above, increased foreign exchange gains on financing activities, decreased interest expense and a loss on early extinguishment/modification of debt recorded in 2013. This was partially offset by higher selling, general and administrative costs and a gain recorded in 2013 as a result of revaluing a previously held unconsolidated equity interest to fair value. Diluted earnings per share from continuing operations also benefited from fewer common shares outstanding due to share repurchases.

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

Lithium

•                  Demand for our lithium carbonate products is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics and cement. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In the nine months ended September 30, 2014, net sales were down primarily from lower volumes of organometallic products, driven mostly by butyllithium, as well as decreased prices and volumes for potash, partially offset by higher volumes of lithium carbonate and hydroxide for battery applications.

•                We expect continued growth in demand for the remainder of 2014 for lithium carbonate and lithium hydroxide for battery applications, along with the impact of the Talison transaction for the remainder of the year, to more than offset lower volumes of organometallic products, particularly butyllithium.

Surface Treatment

•                  Demand for Surface Treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industry markets, including household appliances, manufacturing, heating, ventilation and aluminum finishing. Net sales were up in the nine months ended September 30, 2014 primarily from higher general industrial, automotive OEM and automotive components, coil and cold forming and aerospace applications, as well as the impact of the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013, and higher selling prices. We expect growth for the remainder of 2014 primarily from increased volumes across most markets, particularly in general industry and automotive.

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

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our consolidated results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three months ended September 30, 2014, the average exchange rate of the Euro against the U.S. dollar was lower compared to the same period in 2013. For the nine months ended September 30, 2014, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2013. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

The foreign currency effect is the translation impact of the change in the average rate of exchange of another currency to the U.S. dollar for the applicable period as compared to the preceding period. The impact relates primarily to the conversion of the Euro to the U.S. dollar. Unless otherwise noted, all balance sheet items as of September 30, 2014 which are denominated in Euros are converted at the September 30, 2014 exchange rate of €1.00 = $1.2631. For the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, the average rate of exchange of the Euro to the U.S. dollar is $1.3249 and $1.3256, respectively, and $1.3557 and $1.3173, respectively.

Raw Materials

Raw materials constituted approximately 58% of our 2013 cost of products sold and we have a broad raw material base, with the cost of no single raw material representing more than 7% of our cost of products sold in 2013. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In the first nine months of 2014, lower raw material costs in our Lithium and Surface Treatment segments had a favorable impact on our consolidated results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2013, energy purchases represented approximately 3% of our costs of products sold. Energy costs were down slightly in the first nine months of 2014 primarily from favorable fuel pricing in Chile in our Lithium segment.

Income Taxes

We recorded an income tax provision of $39.4 million on income from continuing operations before taxes of $93.8 million in the three months ended September 30, 2014. The income tax provision was negatively impacted by foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature, an income tax charge related to a tax rate change in Chile and an unfavorable earnings mix.

Other Charges and Credits

During the periods presented, we incurred certain other charges that included restructuring and other severance costs, acquisition and disposal costs, systems/organization establishment expenses and foreign exchange gains and losses. See Note 4, “Segment Information,” for a discussion of other charges and credits recorded in the three and nine months ended September 30, 2014.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. Stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Statement of operations data:
Net sales:
Lithium	$117.2	$120.3	$349.7	$364.5
Surface Treatment	236.3	222.3	714.2	656.1
Other	2.8	3.2	9.2	10.2
Total net sales	356.3	345.8	1,073.1	1,030.8

Gross profit	162.9	152.7	487.8	463.3
	45.7%	44.2%	45.5%	44.9%
Selling, general and administrative expenses	113.8	99.8	333.3	303.0
	31.9%	28.9%	31.1%	29.4%
Equity in earnings of unconsolidated affiliates	(5.1)	(2.3)	(9.9)	(7.4)
Gain on previously held equity investment	—	(16.0)	—	(16.0)
Restructuring and other severance costs	1.4	4.6	7.0	13.2
Asset write-downs and other	0.4	(0.7)	2.1	4.0
Operating income (loss):
Lithium	33.1	30.7	86.0	94.0
	28.2%	25.5%	24.6%	25.8%
Surface Treatment	46.3	55.6	133.6	127.0
	19.6%	25.0%	18.7%	19.4%
Other	(27.0)	(19.0)	(64.3)	(54.5)
Total operating income	52.4	67.3	155.3	166.5
Other income (expenses), net:
Interest expense, net	(13.5)	(21.2)	(41.3)	(67.9)
Loss on early extinguishment/modification of debt	—	(15.5)	—	(15.5)
Foreign exchange gain (loss) on financing activities, net	55.1	(31.2)	60.9	(41.7)
Other, net	(0.2)	—	(0.2)	—
Other income (expenses), net	41.4	(67.9)	19.4	(125.1)
Income (loss) from continuing operations before taxes	93.8	(0.6)	174.7	41.4
Income tax provision (benefit)	39.4	(9.0)	64.5	0.8
Income from continuing operations	54.4	8.4	110.2	40.6
Income (loss) from discontinued operations, net of tax	33.5	(60.9)	4.4	(45.1)
Gain on sale of discontinued operations, net of tax	—	1,163.8	2.1	1,163.8
Net income	87.9	1,111.3	116.7	1,159.3
Net (income) loss attributable to noncontrolling interest	(2.0)	(0.1)	(4.9)	0.8
Net income attributable to Rockwood Holdings, Inc. stockholders	$85.9	$1,111.2	$111.8	$1,160.1
Adjusted EBITDA from continuing operations:
Lithium	$53.9	$43.1	$139.8	$139.0
	46.0%	35.8%	40.0%	38.1%
Surface Treatment	57.8	50.9	167.5	145.0
	24.5%	22.9%	23.5%	22.1%
Other	(11.1)	(12.4)	(37.2)	(38.9)
Total Adjusted EBITDA from continuing operations	$100.6	$81.6	$270.1	$245.1

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Overview

Net sales increased $10.5 million, or 3.0%, from the prior year primarily due to higher volumes of $10.1 million and higher selling prices of $1.9 million, particularly in our Surface Treatment segment, partially offset by the unfavorable impact of currency changes of $1.5 million. See further discussion by segment below.

Operating income decreased $14.9 million, or 22.1%, from the prior year primarily due to the gain of $16.0 million recorded in the three months ended September 30, 2013 as a result of revaluing our equity interest to fair value related to the acquisition of the remaining 50% interest in the previously unconsolidated Surface Treatment joint venture in India, increased acquisition and disposal costs of $9.1 million primarily related to the announced merger between the Company and Albemarle and higher selling, general and administrative expenses in our Surface Treatment segment of $5.4 million. This was partially offset by the gross margin impact of higher sales volumes of $6.5 million, lower restructuring and other severance costs of $3.2 million, increased equity earnings of $2.8 million and higher selling prices of $1.9 million.

Adjusted EBITDA from continuing operations increased $19.0 million, or 23.3%, from the prior year primarily from increased Adjusted EBITDA from our equity in unconsolidated affiliates of $12.3 million, the gross margin impact of higher sales volumes of $6.5 million and higher selling prices of $1.9 million, partially offset by higher selling, general and administrative expenses in our Surface Treatment segment of $5.4 million.

Net income from continuing operations increased $46.0 million to $54.4 million in the three months ended September 30, 2014 due to increased foreign exchange gains on financing activities of $86.3 million, a loss on extinguishment/modification of debt of $15.5 million recorded in the three months ended September 30, 2013 and lower interest expense, net of $7.7 million, partially offset by an increased tax provision of $48.4 million from higher income before taxes and the reasons noted above.

Income from discontinued operations, net of tax, increased $94.4 million to $33.5 million in the three months ended September 30, 2014 primarily from the recording of an expected net loss of $52.7 million in three months ended September 30, 2013 in connection with the sale of the TiO2 Pigments and Other Businesses, lower acquisition and disposal costs of $18.0 million and lower raw material costs of $13.7 million, particularly for slag and ilmenite..

The gain on sale of discontinued operations, net of tax, of $1,163.8 million recorded in the three months ended September 30, 2013 relates to the sale of the Advanced Ceramics segment in August 2013.

Net income attributable to noncontrolling interest of $2.0 million was recorded in the three months ended September 30, 2014 compared to net income attributable to noncontrolling interest of $0.1 million in the three months ended September 30, 2013. The change from the prior year was primarily related to higher net income recorded by our timber treatment joint venture in the third quarter of 2014.

Net income attributable to Rockwood Holdings, Inc. stockholders decreased $1,025.3 million to $85.9 million in the three months ended September 30, 2014 due to the reasons noted above.

Net sales

Lithium.  Net sales decreased $3.1 million, or 2.6%, from the prior year primarily from lower selling prices of $1.7 million, lower volumes of $0.8 million and the unfavorable impact of currency changes of $0.6 million. Lower volumes of organometallic products, mostly driven by butyllithium, were partially offset by higher volumes for lithium battery applications and potash.

Surface Treatment. Net sales increased $14.0 million, or 6.3%, from the prior year primarily from higher volumes of $11.3 million, particularly driven by higher automotive OEM and automotive components, aerospace, general industrial and coil and cold forming applications, as well as higher selling prices of $3.6 million. This was partially offset by the unfavorable impact of currency changes of $0.9 million.

Gross profit

Gross profit increased $10.2 million, or 6.7%, from the prior year primarily due to the impact of higher sales in our Surface Treatment segment. Gross profit as a percentage of net sales were 45.7% and 44.2% for the three months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $14.0 million, or 14.0%, from the prior year primarily from increased acquisition and disposal costs of $9.1 million primarily for professional fees incurred in connection with the announced merger between the Company and Albemarle and increased SG&A expenses in our Surface Treatment segment of $5.4 million. SG&A expenses as a percentage of net sales were 31.9% and 28.9% for the three months ended September 30, 2014 and 2013, respectively.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates of $5.1 million was recorded in the three months ended September 30, 2014 and was primarily comprised of $2.5 million from our acquisition of a 49% interest in Talison in May 2014 and $2.4 million related to joint ventures in China in our Surface Treatment segment. Equity in earnings of unconsolidated affiliates of $2.3 million was recorded in the three months ended September 30, 2013 and was primarily from our joint ventures in China in our Surface Treatment segment.

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

Operating income

Lithium. Operating income increased $2.4 million, or 7.8%, from the prior year primarily from higher equity earnings of $2.6 million primarily related to our acquisition of a 49% interest in Talison in May 2014 and lower restructuring and other severance costs of $1.3 million. This was partially offset by lower selling prices of $1.7 million.

Surface Treatment. Operating income decreased $9.3 million, or 16.7%, from the prior year primarily from the gain of $16.0 million on a previously held equity interest related to the India joint venture recorded in the three months ended September 30, 2013 and higher selling, general and administrative expenses of $5.4 million. This was partially offset by the gross margin impact of higher sales volumes of $6.4 million, higher selling prices of $3.6 million and lower raw material costs of $1.5 million.

Other. Operating loss increased $8.0 million, or 42.1%, from the prior year primarily for professional fees incurred in connection with the announced merger between the Company and Albemarle.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $7.7 million, or 36.3%, compared to the same period in the prior year primarily due to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Loss on early extinguishment/modification of debt. For the three months ended September 30, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, we recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million.

Foreign exchange gain on financing activities, net.  For the three months ended September 30, 2014, foreign exchange gains of $55.1 million were primarily related to the impact of a weaker Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity, as well as non-operating Euro-denominated transactions. For the three months ended September 30, 2013, foreign exchange losses of $31.2 million primarily relate to the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans.

Income tax benefit/provision

We recorded an income tax provision of $39.4 million on income from continuing operations before taxes of $93.8 million in the three months ended September 30, 2014, resulting in an effective tax rate of 42.0%. The effective tax rate of 42.0% is higher than the U.S. statutory rate of 35% primarily due to foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature, an income tax charge related to a tax rate change in Chile and an unfavorable earnings mix.

We recorded an income tax benefit of $9.0 million on a loss from continuing operations before taxes of $0.6 million in the three months ended September 30, 2013. This income tax benefit was favorably impacted by the reversal of tax reserves and a beneficial foreign earnings mix.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $10.8 million, or 25.1%, from the prior year primarily from Adjusted EBITDA of $11.2 million from our acquisition of a 49% interest in Talison in May 2014. This was partially offset by lower selling prices of $1.7 million.

Surface Treatment. Adjusted EBITDA increased $6.9 million, or 13.6%, from the prior year primarily due to the gross margin impact of higher sales volumes of $6.4 million, higher selling prices of $3.6 million and lower raw material costs of $1.5 million. This was partially offset by higher selling, general and administrative expenses of $5.4 million.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Overview

Net sales increased $42.3 million, or 4.1%, from the prior year primarily due to higher volumes of $29.4 million and higher selling prices of $10.3 million, particularly in our Surface Treatment segment, as well as the favorable impact of currency changes of $2.6 million. See further discussion by segment below.

Operating income decreased $11.2 million, or 6.7%, from the prior year primarily due to the gain of $16.0 million recorded in the nine months ended September 30, 2013 as a result of revaluing our equity interest to fair value related to the acquisition of the remaining 50% interest in the previously unconsolidated Surface Treatment joint venture in India, higher selling, general and administrative expenses in our Surface Treatment segment of $15.8 million and increased acquisition and disposal costs of $7.2 million primarily related to the announced merger between the Company and Albermarle. This was partially offset by higher selling prices of $10.3 million, the gross margin impact of higher sales volumes of $8.4 million, lower restructuring and other severance costs of $6.2 million and increased equity earnings of $2.5 million.

Adjusted EBITDA from continuing operations increased $25.0 million, or 10.2%, from the prior year primarily from increased Adjusted EBITDA from our equity in unconsolidated affiliates of $17.2 million, higher selling prices of $10.3 million and the gross margin impact of higher sales volumes of $8.4 million. This was partially offset by higher selling, general and administrative costs in our Surface Treatment segment of $15.8 million.

Net income from continuing operations increased $69.6 million to $110.2 million in the nine months ended September 30, 2014 due to increased foreign exchange gains on financing activities of $102.6 million, lower interest expense, net of $26.6 million and a loss on extinguishment/modification of debt of $15.5 million recorded in the nine months ended September 30, 2013. This was partially offset by an increased tax provision of $63.7 million from higher income before taxes and the reasons noted above.

Income from discontinued operations, net of tax, increased $49.5 million to $4.4 million in the nine months ended September 30, 2014 due to lower raw material and energy costs of $72.6 million, particularly for slag and ilmenite, lower acquisition and disposal costs of $39.1 million and higher production levels resulting in higher fixed cost absorption of $25.1 million. This was partially offset by the elimination of net income of $57.1 million from the Advanced Ceramics segment and the Clay-based Additives businesses that was sold in the second half of 2013 and the recording of higher expected net losses of $48.6 million in connection with the sale of the TiO2 Pigments and Other Businesses.

The gain on sale of discontinued operations, net of tax, of $2.1 million recorded in the nine months ended September 30, 2014 relates to the sales of the Advanced Ceramics segment and the Clay-based Additives business in 2013.

Net income attributable to noncontrolling interest of $4.9 million was recorded in the nine months ended September 30, 2014 compared to a net loss attributable to noncontrolling interest of $0.8 million in the nine months ended September 30, 2013. The change from the prior year was primarily related to higher net income recorded by our Viance LLC timber treatment joint venture in the nine months ended September 30, 2014 and the acquisition of our Titanium Dioxide Pigments venture partners’ 39% interest in February 2013.

Net income attributable to Rockwood Holdings, Inc. stockholders decreased $1,048.3 million to $111.8 million in the nine months ended September 30, 2014 due to the reasons noted above.

Net sales

Lithium.  Net sales decreased $14.8 million, or 4.1%, from the prior year primarily from lower volumes of $11.9 million, as well as lower selling prices of $5.5 million. Lower volumes of organometallic products, mostly driven by butyllithium, and potash were partially offset by higher volumes for lithium battery applications. The impact of currency changes of $2.6 million had a favorable impact on net sales.

Surface Treatment. Net sales increased $58.1 million, or 8.9%, from the prior year primarily from higher volumes of $42.5 million ($15.9 million from the impact of acquisitions, primarily the acquisition of the remaining 50% interest in a previously unconsolidated joint venture in India in 2013), particularly driven by general industrial, automotive OEM and automotive components, coil and cold forming and aerospace applications, as well as higher selling prices of $15.8 million.

Gross profit

Gross profit increased $24.5 million, or 5.3%, from the prior year primarily due to the impact of higher sales in our Surface Treatment segment. Gross profit as a percentage of net sales were 45.5% and 44.9% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased $30.3 million, or 10.0%, from the prior year primarily from increased SG&A expenses in our Surface Treatment segment of $15.8 million, higher depreciation and amortization costs of $9.1 million for certain operating sites retained in connection with the sale of the TiO2 Pigments and Other Businesses and increased acquisition and disposal costs of $7.2 million primarily for professional fees incurred in connection with the announced merger between the Company and Albemarle. SG&A expenses as a percentage of net sales were 31.1% and 29.4% for the nine months ended September 30, 2014 and 2013, respectively.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates of $9.9 million was recorded in the nine months ended September 30, 2014 and was primarily comprised of $6.8 million related to joint ventures in China in our Surface Treatment segment and $2.4 million from our acquisition of a 49% interest in Talison in May 2014. Equity in earnings of unconsolidated affiliates of $7.4 million was recorded in the nine months ended September 30, 2013 and was primarily related to joint ventures in China in our Surface Treatment segment.

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

Asset write-downs and other

Asset write-downs and other were $2.1 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively. The asset write-downs and other of $2.1 million recorded in the nine months ended September 30, 2014 primarily relate to the impairment of a brine pond in Chile in our Lithium segment related to damage from unfavorable weather conditions. The asset write-downs and other of $4.0 million recorded in the nine months ended September 30, 2013 relate to the write-off of assets from the termination of a geothermal energy project at the Silver Peak, NV lithium facility.

Operating income

Lithium. Operating income decreased $8.0 million, or 8.5%, from the prior year primarily due to the gross margin impact of lower sales volumes of $11.6 million and lower selling prices of $5.5 million. This was partially offset by higher equity earnings of $2.3 million primarily related to our acquisition of a 49% interest in Talison in May 2014, lower restructuring and other severance costs of $2.1 million, decreased asset write-offs of $2.1 million related to the termination of a geothermal energy project at the Silver Peak, NV Lithium facility in 2013 and lower energy and raw material costs of $1.2 million.

Surface Treatment. Operating income increased $6.6 million, or 5.2%, from the prior year primarily due to the gross margin impact of higher sales volumes of $20.0 million, higher selling prices of $15.8 million and lower raw material costs of $2.0 million. This was partially offset by the gain on previously held equity interest of $16.0 million related to the India joint venture recorded in 2013 and higher selling, general and administrative expenses of $15.8 million.

Other. Operating loss increased $9.8 million, or 18.0%, from the prior year primarily for professional fees incurred in connection with the announced merger between the Company and Albemarle.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $26.6 million, or 39.2%, compared to the same period in the prior year primarily due to the repayment of all of the outstanding borrowings under the senior secured credit facility in September 2013.

Loss on early extinguishment/modification of debt. For the nine months ended September 30, 2013, in connection with the repayment of all outstanding borrowings under the senior secured credit facility in September 2013, we recorded a charge of $15.5 million consisting of the write-off of deferred financing costs of $10.3 million and fees of $5.2 million.

Foreign exchange loss on financing activities, net.  For the nine months ended September 30, 2014, foreign exchange gains of $60.9 million were primarily related to the impact of a weaker Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity, as well as non-operating Euro-denominated transactions. For the nine months ended September 30, 2013, foreign exchange losses of $41.7 million primarily relate to the impact of a stronger Euro on U.S. denominated cash equivalents recorded in a Euro-denominated entity and Euro-denominated intercompany loans.

Income tax benefit/provision

We recorded an income tax provision of $64.5 million on income from continuing operations before taxes of $174.7 million in the nine months ended September 30, 2014, resulting in an effective tax rate of 36.9%. The effective tax rate of 36.9% is higher than the U.S. statutory rate of 35% primarily due to a tax provision recorded on foreign exchange gains in connection with the repayment of an intercompany loan that was formerly deemed to be of a long-term investment nature, an income tax charge related to a tax rate change in Chile and an unfavorable earnings mix. The higher rate was partially offset by the reversal of tax reserves due to a lapse in statute of limitations.

We recorded an income tax provision of $0.8 million on income from continuing operations before taxes of $41.4 million in the nine months ended September 30, 2013 resulting in an effective tax rate of 1.9%. The effective tax rate of 1.9% is lower than the U.S. statutory rate of 35% primarily due to a beneficial foreign earnings mix and the reversal of tax reserves.

Adjusted EBITDA

Lithium. Adjusted EBITDA increased $0.8 million, or 0.6%, from the prior year primarily due to the gross margin impact of lower sales volumes of $11.6 million and lower selling prices of $5.5 million. This was partially offset by increased Adjusted EBITDA of $14.1 million from our acquisition of a 49% interest in Talison in May 2014, the favorable impact of currency changes of $1.4 million and lower energy and raw material costs of $1.2 million.

Surface Treatment. Adjusted EBITDA increased $22.5 million, or 15.5%, from the prior year primarily due to the gross margin impact of higher sales volumes of $20.0 million, higher selling prices of $15.8 million, increased Adjusted EBITDA of $3.1 million from joint ventures in China and lower raw material costs of $2.0 million. This was partially offset by the higher selling, general and administrative expenses of $15.8 million.

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

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Net income attributable to Rockwood Holdings, Inc. stockholders	$85.9	$1,111.2	$111.8	$1,160.1
Net income (loss) attributable to noncontrolling interest	2.0	0.1	4.9	(0.8)
Net income	87.9	1,111.3	116.7	1,159.3
Income tax provision (benefit)	39.4	(9.0)	64.5	0.8
(Income) loss from discontinued operations, net of tax	(33.5)	60.9	(4.4)	45.1
Gain on sale of discontinued operations, net of tax	—	(1,163.8)	(2.1)	(1,163.8)
Income from continuing operations before taxes	93.8	(0.6)	174.7	41.4
Interest expense, net	13.5	21.2	41.3	67.9
Depreciation and amortization	24.6	22.8	75.7	68.0
Restructuring and other severance costs	1.4	4.6	7.0	13.2
Equity investment adjustments	9.5	—	14.7	—
Systems/organization establishment expenses	0.7	0.3	2.1	1.5
Acquisition and disposal costs	11.3	2.2	12.9	5.7
Loss on early extinguishment/modification of debt	—	15.5	—	15.5
Asset write-downs and other	0.4	(0.7)	2.1	4.0
Gain on previously held equity investment	—	(16.0)	—	(16.0)
Foreign exchange (gain) loss on financing activities, net	(55.1)	31.2	(60.9)	41.7
Other	0.5	1.1	0.5	2.2
Total Adjusted EBITDA	$100.6	$81.6	$270.1	$245.1

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $220.4 million and $279.6 million for the nine months ended September 30, 2014 and 2013, respectively. This decrease was primarily from lower cash provided from discontinued operations as the sales of Advanced Ceramics and Clay-based additives were completed in 2013. This was partially offset by increased income taxes from higher income before taxes, as well as lower working capital usage related to lower inventory and accounts receivable levels.

Investing Activities.  Net cash (used in) provided by investing activities was $(735.2) million and $1,474.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to net proceeds received of $2.0 billion from the sale of the Advanced Ceramics segment in August 2013 and the acquisition of a 49% equity interest in Talison in May 2014 for an aggregate amount of $516.6 million, including professional fees. Capital expenditures from continuing operations for the nine months ended September 30, 2014 and 2013, primarily relate to the expansion of our production capacity for lithium compounds in Chile.

Financing Activities.  Net cash used in financing activities was $322.9 million and $2,053.6 million for the nine months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014, we paid dividends to stockholders of $97.6 million and repurchased common share of Rockwood in the aggregate amount of $214.7 million. In the nine months ended September 30, 2013, we repaid all of our outstanding borrowings under the term loans under our senior secured credit facility in the aggregate amount of $911.0 million, repurchased Rockwood common shares in the aggregate amount of $400 million, acquired the remaining 39% interest in our former Titanium Dioxide Pigments venture from Kemira for a purchase price of €97.5 million ($130.3 million based on the rate in effect on the date of purchase) and paid dividends to shareholders of $94.8 million. With regard to financing activities of discontinued operations, we repaid all of our outstanding borrowings under the Titanium Dioxide Pigments facility agreement in the aggregate amount of €394.5 million ($512.4 million).

Liquidity

Our primary recurring source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. In 2014 and future periods, we believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. In addition, we received cash proceeds of $2.0 billion in August 2013 from the sale of our Advanced Ceramics segment, cash proceeds of $626.6 million in October 2013 from the sale of our Clay-based Additives business and net cash proceeds of approximately $950 million before investment banking fees of $8 million, subject to certain potential post-closing adjustments, in October 2014 from the sale of our TiO2 Pigments and Other Businesses.

Our primary liquidity requirements are working capital, debt service, capital expenditures, dividend payments and acquisitions. In May 2014, we completed the purchase of a 49% equity interest in Windfield, which is the parent of Talison, thereby creating a joint venture with Tianqi with cash on hand for an aggregate amount of $516.6 million, which includes the original purchase price of $475.3 million plus an adjustment for net cash, certain other customary adjustments and professional fees. As part of the transaction, Rockwood Specialties Group GmbH, a wholly-owned subsidiary of Rockwood, granted Tianqi an option to purchase from 20% to 30% of the equity interests in Rockwood Lithium GmbH, which is a wholly-owned subsidiary of Rockwood Specialties Group GmbH. Rockwood Lithium GmbH controls the European and Asian arms of Rockwood’s global lithium business. The option is exercisable by Tianqi at any time through December 31, 2016 at an exercise price equal to the trailing 12-month EBITDA of Rockwood Lithium GmbH multiplied by 14, minus the debt of Rockwood Lithium GmbH, calculated based on the (indirect) portion of Rockwood Lithium GmbH that is subject to Tianqi’s purchase, subject to adjustments based on the financial condition of Rockwood Lithium GmbH at the time of exercise.

In August 2013, our board of directors increased our quarterly cash dividend to $0.45 per share. In November 2013, our Board of Directors authorized a new share repurchase program for shares of common stock up to $500 million to be completed over two years. We began to repurchase these shares in March 2014 and purchased an aggregate amount of $214.7 million through July 2014. In connection with the proposed merger with Albemarle, we terminated our share repurchase program. See Part II — Other Information — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for a summary of share repurchases in 2014. In addition, see Item 1A. Risk Factors - “Dividends and Stock Repurchases — There can be no guarantee that we will continue to declare dividends or repurchase our stock” in our 2013 Annual Report on Form 10-K.

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

For our continuing operations, our overall unfunded position in our defined benefit plans as of September 30, 2014 is $251.7 million and the funded status of our plans is 35%. However, 84% of our unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $39.7 million and the funded status is 77%.

The funding of our pension plans was in compliance with local requirements as of September 30, 2014. Almost all of our pension obligations are long-term in nature. Our annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded our pension expense. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and investment performance and is assessed annually.

As of September 30, 2014, we had cash and cash equivalents of $710.0 million of which $637.7 million was held by our foreign subsidiaries. This does not include proceeds from the sale of the TiO2 Pigments and Other Businesses that were received on October 1, 2014. We believe that the amount of funds held by our foreign subsidiaries as of such date not readily convertible into Euros or United States dollars was $3.7 million. Based on our cash balances, domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to permanently invest foreign funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our operations or dividends in the United States. Further, if the cash and cash equivalents held by our foreign subsidiaries were needed for our operations or dividends in the United States, such repatriation may require accruals for certain federal taxes, but will not result in cash taxes to the extent of our U.S. net operating loss carryforwards. Among other things, we may use available cash to invest in our business, reduce our debt, pay dividends, repurchase shares or fund acquisitions.

As of September 30, 2014, we had actual total indebtedness of $1,288.3 million, consisting primarily of the 2020 Notes ($1,249.3 million). See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2013 Annual Report on Form 10-K for a detailed discussion of these borrowings.

2020 Notes. As of September 30, 2014, the outstanding amount of the 2020 Notes was $1,249.3 million. The indenture governing the 2020 Notes contains certain negative and affirmative covenants. For example, the indenture prohibits us from incurring additional indebtedness, subject to satisfying on a pro forma basis a fixed-charge coverage ratio for which the most recently ended four fiscal quarters is at least 2.00 to 1, subject to certain exceptions. For the four-fiscal-quarter period ended September 30, 2014, the fixed-charge coverage ratio equaled 10.25 to 1. In addition, the indenture prohibits us from making certain restricted payments subject to satisfying a fixed-charge coverage ratio, subject to certain exceptions. See Item 8. Financial Statements and Supplementary Data - Note 10, “Long-Term Debt,” in our 2013 Annual Report on Form 10-K for further details. In April 2014, we announced that our wholly-owned subsidiary, RSGI, commenced a cash tender offer (the “Asset Sale Offer”) to purchase up to $400 million in the aggregate principal amount of its 2020 Notes. The Asset Sale Offer was made pursuant to the indenture governing the 2020 Notes as a result of the Company’s sale of its Advanced Ceramics segment and Clay-based Additives business. The Asset Sale Offer expired in May 2014 with $0.7 million of the principal amount of the Notes tendered and accepted.

As of September 30, 2014, the weighted-average interest rate for the Company is 4.6%, excluding deferred financing costs.

Given our use of Adjusted EBITDA (see “Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA from continuing operations:

	Nine months ended
	September 30,
($ in millions)	2014	2013
Net cash provided by operating activities from continuing operations	$141.5	$91.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	0.9	60.5
Current portion of income tax provision	49.1	2.0
Interest expense, net, excluding amortization of deferred financing costs	39.3	64.2
Restructuring and other severance costs	7.0	13.2
Equity investment adjustments	14.7	—
Systems/organization establishment expenses	2.1	1.5
Acquisition and disposal costs	12.9	5.7
Asset write-downs and other	2.1	4.0
Other	0.5	2.2
Total Adjusted EBITDA from continuing operations	$270.1	$245.1

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to these contractual obligations as of September 30, 2014.

Capital Expenditures

Our capital expenditures for continuing operations include replacements of worn, obsolete or damaged equipment as well as investments in new equipment and plants. For the nine months ended September 30, 2014 and 2013, capital expenditures for continuing operations were $134.4 million and $128.7 million, respectively, and were primarily due to the expansion of our production capacity for lithium compounds in Chile. Capital expenditures for discontinued operations were $126.2 million and $134.7 million for the nine months ended September 30, 2014 and 2013, respectively, which includes the new iron oxide plant in the Color Pigments and Services business in Augusta, Georgia.

Capital expenditures for continuing operations for each of our reporting segments are provided in the following table:

	Nine Months Ended
	September 30,
($ in millions)	2014	2013
Lithium	$115.0	$111.7
Surface Treatment	18.5	15.5
Other	0.9	1.5
Total	$134.4	$128.7

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

Off-Balance Sheet Arrangements

In the normal course of business, we incur obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2014, we had approximately $24.5 million of letters of credit and other bank guarantees, of which $22.8 million will expire in 2014 through 2015, and had the ability to issue additional letters of credit up to $8.1 million. The remaining guarantees have no specified expiration date. Included in the $24.5 million of letters of credit and the other bank guarantees noted above is $7.3 million of letters of credit that guarantee existing environmental liabilities recorded on the balance sheet. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows, as we anticipate fulfilling our performance obligations.

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

In our 2013 Annual Report on Form 10-K, our significant accounting policies are described in Note 1, “Basis of Presentation and Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are primarily exposed to market risk from changes in foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to these market risks as of September 30, 2014.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officer), to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Litigation

On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County relating to the Merger. Both suits name the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al., (“Thwaites I”) and Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each name Rockwood, its directors and Albemarle as defendants. Thwaites II and the cases filed in Delaware also name Merger Sub as a defendant. The lawsuits (collectively the “Actions”), which contain substantially similar allegations, include allegations that the Rockwood board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders will receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits seek a variety of equitable relief, including enjoining the Rockwood board of directors from proceeding with the proposed Merger unless and until they have acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints shall be due until after plaintiffs in the cases filed in Delaware file an amended consolidated complaint. Plaintiffs in the cases filed in Delaware have yet to file an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint including additional allegations that the registration statement failed to disclose material information. On October 6, 2014, the parties in Thwaites II filed a stipulation whereby the plaintiff agreed to extend the time for defendants to answer or otherwise move to dismiss the amended complaint to December 8, 2014, and the defendants agreed to provide certain limited discovery without prejudice to any and all defenses prior to answering or otherwise moving to dismiss the amended complaint.

On November 6, 2014, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs providing for the settlement of all claims in the Actions. Under the MOU, and subject to court approval and definitive documentation, the plaintiffs and the putative class settle and release, against the named defendants and their affiliates and agents, all claims in the Actions and any potential claim related to (i) the Merger or the Merger Agreement, (ii) any deliberations or negotiations in connection with the Merger or the Merger Agreement, including the process of deliberation or negotiation by the defendants, and any of their respective officers, directors, principals, partners or advisors, (iii) the consideration to be received by class members in connection with the Merger, (iv) the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission by the Company on October 1, 2014, or any other disclosures made available or filed relating to the Merger, (v) the statutory or fiduciary obligations of the defendants and certain related persons in connection with the Merger, (vi) the fees, expenses or costs incurred with prosecuting, defending or settling the Actions, or (vii) any of the allegations in any complaint or amendment(s) thereto filed in the Actions.

While the Company and Albemarle believe that no supplemental disclosure is required under applicable laws, in order to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending such actions, the Company and Albemarle have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed Merger. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court of New Jersey, Mercer County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Superior Court of New Jersey, Mercer County for an award of attorneys’ fees and expenses to be paid by the Company or its successor. The settlement, including the payment by the Company or any successor thereto of any such attorneys’ fees, is also contingent upon, among other things, the Merger becoming effective under Delaware law. There can be no assurance that the Superior Court of New Jersey, Mercer County will approve the settlement contemplated by the MOU. In the event that the settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the Actions, which the defendants believe are without merit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities for the three month period ended September 30, 2014:

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average Price	As Part of Publicly	of Shares That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the Plans
	Purchased (a)	Share	or Programs (a)	or Programs ($ in millions) (b)
July 1, 2014 - July 31, 2014	6,469	$74.87	6,469	$—
August 1, 2014 -August 31, 2014	—	—	—	—
September 1, 2014 - September 30, 2014	—	—	—	—
	6,469		6,469

(a)               In November 2013, we announced that our board of directors authorized the repurchase of up to an aggregate amount of $500 million of Rockwood common stock over two years, and began repurchasing these shares in March 2014.

(b)               In connection with the proposed merger with Albemarle, we terminated our share repurchase program in July 2014.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this quarterly report. There were no items to report for the period ended September 30, 2014.

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
Robert J. Zatta
Chief Executive Officer and Chief Financial Officer (principal executive and principal financial officer)
Date: November 7, 2014

Exhibit Index

Exhibit No.	Description of Exhibit

2.1 (A)	Agreement and Plan of Merger, dated July 15, 2014, between Rockwood Holdings, Inc., Albemarle Corporation and Albemarle Holdings Corporation.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

95.1*	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF.XBRL	XBRL Taxonomy Extension Definition Linkbase

*                                         Filed herewith.

(A) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2014.